Form 10-Q
period 1995-03-31
TII INDUSTRIES INC
filed 1995-05-15
CIK 277928

[TYPE]                   SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1995

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                        Commission File Number 1-8048
                            ______________________

                             TII INDUSTRIES, INC.

           (Exact Name of  Registrant as Specified in its Charter)


           DELAWARE                              66-0328885

(State or other jurisdiction of    (I.R.S.Employer Identification No.)
 incorporation or organization)

  1385 Akron Street, Copiague, New York           11726

 (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code    516-789-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        YES    X       NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at May 1, 1995
Common Stock, par value $.01            4,037,746
Class B Stock, par value $.01             370,366










                    TII INDUSTRIES, INC. AND SUBSIDIARIES

                Form 10-Q for the Quarter Ended March 31, 1995

                                    INDEX

Part I - FINANCIAL INFORMATION

Item 1:  Financial Statements:                              Page No.

         Consolidated Condensed Balance Sheets -
           March 31, 1995 and June 24, 1994                     2

         Consolidated Condensed Statements of
           Operations - Three and Nine Months Ended
           March 31, 1995 and March 25, 1994                    3

         Consolidated Statement of Stockholders'
           Investment - Nine Months Ended
           March 31, 1995                                       4

         Consolidated Condensed Statements of
           Cash Flows - Nine Months Ended
           March 31, 1995 and March 25, 1994                    5

         Notes to Consolidated Condensed
           Financial Statements                                 6-9

Item 2:  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                        10-12

Part II- OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K                       13

         Signature                                              13

TII INDUSTRIES, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
                                                     (Unaudited)
                                                       March 31,    June 24,
                    ASSETS                                 1995         1994
                                                       ---------   ---------
CURRENT ASSETS:
  Cash                                                  $978,000  $1,099,000
  Marketable securities available for sale             1,126,000   2,391,000
  Trade receivables                                    5,593,000   5,174,000
  Other receivables                                      356,000     405,000
  Inventories                                         12,741,000   9,677,000
  Prepaid expenses                                       562,000     365,000
                                                        --------- -----------
    Total current assets                              21,356,000  19,111,000

Marketable securities - restricted                     1,125,000          --

PROPERTY AND EQUIPMENT, AT COST:
  Machinery and equipment                             15,794,000  15,216,000
  Tools, dies and molds                                5,812,000   5,466,000
  Leasehold improvements                               5,546,000   4,881,000
  Office fixtures, equipment and other                 2,554,000   2,410,000
                                                       ---------  ----------
                                                      29,706,000  27,973,000
    Less - Accumulated depreciation and
      amortization                                    19,853,000  19,058,000
                                                      ----------  ----------
                                                       9,853,000   8,915,000
                                                      ----------  ----------
OTHER ASSETS                                           1,640,000   1,352,000
                                                      ----------  ----------
                                                     $33,974,000 $29,378,000
                                                      ==========  ==========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
                                                     (Unaudited)
                                                      March 31,     June 24,
LIABILITIES AND STOCKHOLDERS' INVESTMENT                1995          1994
                                                      ----------  ----------
CURRENT LIABILITIES:
  Current portion of long-term debt                      $65,000  $5,688,000
  Accounts payable                                     7,477,000   5,292,000
  Accrued liabilities                                    887,000   1,397,000
                                                      ----------  ----------
     Total current liabilities                         8,429,000  12,377,000
                                                      ----------  ----------
LONG-TERM DEBT                                         6,921,000   1,864,000
                                                      ----------  ----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' INVESTMENT:
  Preferred Stock, par value $1.00 per share;
  1,000,000 authorized and issuable in series:
    Series A Cumulative Convertible Redeemable
     Preferred Stock, 100,000 shares authorized;
     27,626 shares outstanding at March 31, 1995
     and June 24, 1994.(issued and valued at
     liquidation value of $100.00 per share).          2,763,000   2,763,000
    Series B Cumulative Redeemable Preferred Stock,
     20,000 shares authorized;  zero shares
     outstanding at March 31, 1995 and June 24, 1994.        ---         ---
  Common Stock, par value $.01 per share;
    30,000,000 shares authorized (with one vote
    per share); 4,035,412 and 3,819,966 shares issued
    at March 31, 1995 and June 24, 1994, respectively.    40,000      38,000
  Class B Common Stock, par value $.01 per share;
    10,000,000 shares authorized (with ten votes
    per share and convertible into one share of Common
    Stock); 370,366 and 370,630 shares outstanding at
    March 31, 1995 and June 24, 1994, respectively.        4,000       4,000
  Class C Common Stock, par value $.01 per share;
    100,000 shares authorized (non-voting);
    no shares issued                                         ---         ---
  Warrants outstanding                                   120,000     120,000
  Capital in excess of par value                      15,231,000  14,317,000
  Retained earnings (Accumulated deficit)                745,000  (1,824,000)
  Unrealized gain on marketable securities                 2,000         ---
                                                       ---------  -----------
                                                      18,905,000  15,418,000
  Less - 17,637 common shares in treasury, at cost       281,000     281,000
                                                       ---------  ----------
                                                      18,624,000  15,137,000
                                                       ---------  ----------
                                                     $33,974,000 $29,378,000
                                                       =========  ==========

                                  -2-


          TII INDUSTRIES, INC. AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (Unaudited)
                                                     Three Months Ended
                                                   -----------------------

                                                   March 31,     March 25,
                                                     1995          1994
                                                 -----------    ----------

Net sales                                        $11,502,000   $10,886,000
                                                 -----------    ----------
Cost and expenses:
  Cost of sales                                    7,501,000     7,505,000
  Selling, general and administrative expenses     1,752,000     1,489,000
  Research and development expenses                  670,000       572,000
                                                 -----------    ----------
       Total                                       9,923,000     9,566,000
                                                 -----------    ----------
       Operating income                            1,579,000     1,320,000
                                                 -----------    ----------

Other income (expense)
  Interest expense                                  (194,000)     (168,000)
  Other income (expense), net                         41,000        41,000
                                                 -----------    ----------
       Other income (expense), net                  (153,000)     (127,000)
                                                 -----------    ----------
Net profit                                        $1,426,000    $1,193,000
                                                 ===========   ===========

EARNINGS PER COMMON AND COMMON
EQUIVALENT SHARE:

  PRIMARY                                             $0.22          $0.18
                                                 ===========   ===========
  ASSUMING FULL DILUTION                              $0.21          $0.17
                                                 ===========   ===========

SHARES USED IN COMPUTING EARNINGS PER
COMMON AND COMMON EQUIVALENT SHARE:

  PRIMARY                                         8,116,000      7,575,000
                                                 ===========   ===========
  ASSUMING FULL DILUTION                          8,566,000      7,955,000
                                                 ===========   ===========


   The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                                   -3-

          TII INDUSTRIES, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (Unaudited)
                                                       Nine Months Ended
                                                   -----------------------
                                                   March 31,      March 25,
                                                     1995           1994
                                                  -----------   -----------
Net sales                                         $32,619,000   $29,781,000
                                                  -----------   -----------

Cost and expenses:
  Cost of sales                                    22,326,000    21,472,000
  Selling, general and administrative expenses      5,239,000     4,206,000
  Research and development expenses                 2,015,000     1,520,000
                                                  -----------   -----------
       Total                                       29,580,000    27,198,000
                                                  -----------   -----------
       Operating income                             3,039,000     2,583,000
                                                  -----------   -----------

Other income (expense)
  Interest expense                                   (487,000)     (546,000)
  Other income (expense), net                          17,000       435,000
                                                  -----------   -----------
       Other income (expense), net                   (470,000)     (111,000)
                                                  -----------   -----------
Net profit                                         $2,569,000    $2,472,000
                                                  ===========   ===========

EARNINGS PER COMMON AND COMMON
EQUIVALENT SHARE:

  PRIMARY                                               $0.43         $0.41
                                                  ===========   ===========
  ASSUMING FULL DILUTION                                $0.42         $0.39
                                                  ===========   ===========

SHARES USED IN COMPUTING EARNINGS PER
COMMON AND COMMON EQUIVALENT SHARE:

  PRIMARY                                           7,959,000     7,577,000
                                                  ===========   ===========
  ASSUMING FULL DILUTION                            8,466,000     7,930,000
                                                  ===========   ===========



                   TII INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                               (Unaudited)

                                         Preferred Stock     Common Stock
                                        -----------------    --------------
                                         Shares   Dollars    Shares   Dollars
                                        ------- ----------  -------- --------
BALANCE,
  June 24, 1994                          27,626 $2,763,000 3,819,966  $38,000

    Registration costs                       --         --        --       --
    Exercise of stock options                --         --    26,182       --
    Exercise of UPOs                         --         --     2,000       --
    Exercise of Warrants                     --         --   187,000    2,000
    Conversion of Class B stock
       to common stock                       --         --       264       --
    Net income for the
     nine months ended
     March 31, 1995                          --         --        --       --
    Unrealized gain - marketable securities  --         --        --       --
                                        ------- ----------  --------  -------
BALANCE,
  March 31, 1995                         27,626 $2,763,000 4,035,412  $40,000
                                         ====== ========== =========   ======


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.


                                                                    Capital
                                   Class B Common Stock            in excess
                                   -------------------  Warrants     of par
                                   Shares    Dollars   Outstanding   Value
                                  --------   --------- -----------  --------
BALANCE,
  June 24, 1994                    370,630    $4,000    $120,000 $14,317,000

    Registration costs                  --        --          --     (98,000)
    Exercise of stock options           --        --          --      73,000
    Exercise of UPOs                    --        --          --       6,000
    Exercise of Warrants                --        --          --     933,000
    Conversion of Class B stock
         to common stock              (264)       --          --          --
    Net income for the
     nine months ended
     March 31, 1995                     --        --          --          --
    Unrealized gain
     - marketable securities            --        --          --          --
                                  --------    ------   ---------  ----------
BALANCE,
  March 31, 1995                   370,366    $4,000    $120,000 $15,231,000
                                  ========    ======    ========  ==========



                                                                   Unrealized
                                                        Treasury   gain-market
                                             Retained   Stock      securities
                                             Earnings  ---------   ----------
                                             (Deficit)  Dollars     Dollars
                                             ---------  --------    ---------
BALANCE,
  June 24, 1994                            ($1,824,000) $281,000    $      --

    Registration costs                              --        --           --
    Exercise of stock options                       --        --           --
    Exercise of UPOs                                --        --           --
    Exercise of warrants                            --        --           --
    Conversion of Class B stock
      to common stock                               --        --           --
    Net income for the nine months
      ended March 31, 1995                   2,569,000        --           --
    Unrealized gain - marketable
      securities                                    --        --        2,000
                                             ---------  --------    ---------
BALANCE,
  March 31, 1995                              $745,000  $281,000       $2,000
                                             =========  ========    =========



                            TII INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                             Nine Months Ended
                                           March 31,          March 25,
                                             1995               1994

Net Profit                                 $2,569,000         $2,472,000
Adjustments to reconcile net profit
 to net cash  provided (used) by
 operating activities
    Depreciation and amortization           1,312,000          1,208,000
    Amortization of deferred charges
     and other assets, net                    138,000             61,000
    Loss (gain) on sale of
     marketable securities                     17,000           (458,000)
    Changes in assets and liabilities
     net of effects from purchase of Ditel
      Increase in trade receivables          (419,000)          (423,000)
      Decrease increase in other
       receivables                             49,000           (143,000)
      Increase in inventories              (3,064,000)          (457,000)
      Increase in prepaid expenses
       and other assets                      (623,000)          (696,000)
      Increase in accounts payable,
        accrued liabilities and taxes        1,675,000           673,000
                                             ---------         ---------
        Total adjustments                     (915,000)         (235,000)
                                             ---------         ---------
          Net cash provided by operating
           activities                        1,654,000         2,237,000
                                             ---------         ---------


CASH FLOWS PROVIDED (USED) BY INVESTING
 ACTIVITIES
  Capital expenditures                     (2,211,000)        (1,136,000)
  Sale of investments in marketable
   securities available for sale              123,000          2,996,000
                                             --------          ---------
          Net cash provided (used)
           by investing activities         (2,071,000)         1,860,000
                                             --------          ---------
CASH FLOWS PROVIDED (USED) BY FINANCING
 ACTIVITIES
  Payment of debt                          (6,605,000)        (2,029,000)
  Proceeds from exercise of options
   and warrants                               918,000            163,000
  Proceeds from issuance of debt            6,000,000           ---
                                            ---------          ---------
          Net cash provided (used) by
           financing activities               313,000         (1,866,000)
                                            ---------          ---------

Net (decrease) increase in cash and
 cash equivalents                            (121,000)         2,231,000
Cash at beginning of period                 1,099,000            825,000
                                           ---------            --------

Cash and cash equivalents at end
 of period                                   $978,000         $3,056,000





      The accompanying notes to consolidated condensed financial statements are an integral part of these statements.



                    TII INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)

                                MARCH 31, 1995


(1) INTERIM FINANCIAL STATEMENTS:

The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.
Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are considered necessary for a fair presentation of financial position at March 31, 1995 and results of operations for the three months and nine months ended March 31, 1995 and March 25, 1994. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 24, 1994. The results of operations for the three and nine months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1995.

(2) NET PROFIT PER COMMON SHARE:
Net profit per common and common equivalent share is calculated using the weighted average number of common shares outstanding and the net additional number of shares which would be issuable upon the exercise of dilutive stock options and warrants assuming that the Company used the proceeds received to purchase additional shares (up to 20% of shares outstanding) at market value, retire debt and invest any remaining proceeds in U.S. government securities. The effect on net profit of these assumed transactions is considered in the computation.

(3) STATEMENTS OF CASH FLOWS:
During the nine months ended March 31, 1995 and March 24, 1994, the Company made cash payments of $563,000 and $545,000 respectively, for interest.

(4) MARKETABLE SECURITIES AVAILABLE FOR SALE:
During the first quarter of fiscal 1995 the Company implemented the provisions of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which requires the Company to categorize its investments as: held-to-maturity securities, reported at cost; trading securities, reported at fair value; or available-for-sale securities, reported at fair value. Changes in the fair value of trading securities are included in earnings, while changes in the unrealized gains and losses of available-for-sale securities are reported as a separate component of stockholders' equity. The Company has evaluated the conditions under which it might sell its marketable securities. As a result the Company decided that all ofits marketable securities would be potentially available-for-sale in the event that such sales might be necessary either as part of the Company's efforts to realize gains or in response to meet its long-term obligations.

(5) CAPITAL STOCK:
Stock Options- The following summarizes stock option activity for the quarter ended March 31, 1995:

     Granted                                 None
     Exercise Price

     Exercised                               2,000
     Exercise Price                          $4.219

     Options Cancelled/Expired/Terminated    2,000
     Exercise Price                          $6.25

Warrants- During the quarter ended March 31, 1995 a total of 107,000 shares were issued as a result of the exercise of warrants associated with the private placement in August of 1992.

(6) LONG TERM DEBT:

     On January 31, 1995 the Company completed a refinancing of its long term debt. Under the terms of the 5 year $8,000,000 revolving credit facility with Chemical Bank - New York, the Company repaid its existing debt with all of its banks in Puerto Rico and its term loan with the Overseas Private Investment Corporation (OPIC) using approximately $4,426,000 of loan proceeds for that purpose, and borrowed an additional $1,574,000 for general working capital purposes. The maximum borrowing under the revolving credit agreement reduces by $400,000 per quarter. Loans bear interest at floating rates which approximate prime plus 1% or fixed rates for varying periods at LIBOR plus 3%, at the Company's option. No quarterly principal payment need to be made until the amount borrowed is within $400,000 of the maximum amount of the facility at that time. Chemical Bank has taken a lien on approximately $1,125,000 in cash and cash equivalents (restricted cash) until approximately June 30, 1996, all trade accounts receivable and all U.S.-based assets as well as guarantees from most of the Company's subsidiaries.

     The loan agreement requires, among other things, that the Company maintain: (a) an amount of consolidated tangible net worth plus consolidated subordinated debt (each as defined) of at least $15,500,000 through June
29, 1995, $17,500,000 thereafter through June 27, 1996 and $20,000,000 thereafter; (b) a ratio of total consolidated unsubordinated liabilities to consolidated tangible net worth (each as defined) of no greater than
1.0 to 1.0; (c) a consolidated current ratio (as defined) of less than 1.25 to 1.0 through June 26, 1997 and 1.5 to 1.0 at anytime thereafter;
and (d) a debt service ratio as defined of at least 1.35 to 1.0. The Company may not pay cash dividends or repurchase capital stock without the consent of the Bank. In addition, the Company may not incur a consolidated net loss
( as defined), excluding extraordinary gains, for any two fiscal quarters in any four consecutive fiscal quarters, and the Company is to limit (a) consolidated capital expenditures to $3,500,000 per annum (subject to a one-year carryforward of any unused amounts) and (b) consolidated lease obligations to $400,000 per annum (exclusive of its leases for its Dominican Republic facilities and its equipment lease with PRC Leasing, Inc.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

     The following discussion and analysis should be read in conjunction with the foregoing financial statements and notes thereto.

Results of Operations

     Net sales for the third quarter of fiscal 1995 increased from the third quarter of fiscal 1994 by $616,000 or 5.7% to $11,502,000. Net sales for the first nine months of fiscal 1995 increased from the comparable period in fiscal 1994 by $2,838,000 or 9.5% to $32,619,000 from $29,781,000. These improvements in sales were primarily the result of increased sales of overvoltage protectors and network interface devices to the Company's telephone company ("Telco") customers, as well as improved sales of the Company's fiber optic products.
     During the third quarter of each of fiscal year 1995 and 1994, the Company received payments of $777,000 and $680,000, included in net sales, from American Telephone & Telegraph Company for sales shortfalls corresponding to the contract years ended December 31, 1994 and 1993 under an agreement entered into in fiscal 1989.
     Cost of sales decreased as a percentage of sales in the third quarter of fiscal 1995 to 65.2% from 68.9% in the comparable quarter of fiscal 1994. Cost of sales decreased as a percentage of sales in the first nine months of fiscal 1995 to 68.4% from 72.1% in the year earlier period. These improvements were primarily due to the higher sales volume which enabled the Company to improve the absorption of fixed expenses, together with the effect of improved manufacturing efficiencies.
     Selling, general and administrative expenses increased in dollar amount by $263,000 or 17.7% for the third quarter of fiscal 1995 and by $1,033,000 or 24.6% for the first nine months of fiscal 1995, in each case over the comparable fiscal 1994 period, primarily as a result of a change to a direct sales force from an indirect sales force, sales commissions associated with the increased sales volume and strengthening the Company's marketing department.
     Research and development expenses increased by $98,000 or 17.1% in the third quarter of fiscal 1995 from the third quarter of fiscal 1994 and by $495,000 or 32.6% in the first nine months of fiscal 1995 from the first nine months of fiscal 1994. These increases were due, in large part, to increases in both internal and external expenses associated with the development of new products.
     Interest expense increased by $26,000 or 15.5% in the third quarter of fiscal 1995 but declined by $59,000 or 10.8% in the first nine months from the comparable fiscal 1994 periods due to debt reductions during the first two quarters of fiscal year 1995 as the Company made scheduled debt installment payments persuant to the terms of the previous loan agreements, offset by an increase in bank debt outstanding persuant to the terms of the Company new loan facility completed during the third quarter of fiscal 1995 and, higher prevailing interest rates during most of fiscal 1995 compared to fiscal 1994.
     Other income did not change between the reported three month periods in fiscal 1995 and fiscal 1994. Other income in the first nine months of fiscal 1994 resulted primarily from a $458,000 capital gain from a change in investment policy, pursuant to which the Company liquidated a portfolio of common stocks and reinvested the proceeds in government and money market securities.
     As a result of the above, net profit increased $233,000 or 19.5% to $1,426,000 for the three months ended March 31, 1995 compared to $1,193,000 for the comparable three months in fiscal 1994. Net profit increased by $97,000 or 3.9% to $2,569,000 for the nine months ended March 31, 1995 compared to $2,472,000 for the comparable nine months in fiscal 1994.

Liquidity and Capital Resources

     Key factors in the Company's financial position were:
                                               As Of
                                      March 31     June 24,
                                         1995         1994
                                       (Dollars in Thousands)

        Working capital               $12,927        $6,734
        Current ratio                    2.53          1.54
        Total debt to equity ratio         .82          .94


     During the first 9 months of fiscal 1995, cassh was provided principally by the Company's net profit, $2,569,000; depreciation and amortization, $1,312,000; an increase in accounts payable and accrued liabilities, $1,675,000; proceeds from the issuance of debt, $6,000,000; and warrants associated with the Company's August 1992 Private Placement $918,000. These sources and existing cash and marketable securities were used to support the increased inventories ($3,064,000), for capital expenditures ($2,211,000), and for the repayment of debt at scheduled maturity ($6,605,000).
     On January 31, 1995 the Company consummated an $8,000,000 five year revolving credit facility with Chemical Bank. The Company immediately drew down $6,000,000 to repay its existing debt with all of its banks in Puerto Rico and its term loan with the Overseas Private Investment Corporation (OPIC) ($4,426,000) and for general working capital purposes ($1,574,000).
     Funds anticipated to be generated from operations, together with available cash and marketable securities, are considered to be adequate to finance the Company's operations and capital needs at the present time.






                                   PART II
                              OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K
         (a)        Exhibits
            11.  Statement Re:  Computation of Per Share Earnings
         (b)        Reports on Form 8-K
            On January 31, 1995 the Company filed an 8-K report regarding the revolving credit facility.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TII INDUSTRIES,INC.
                                                     (Registrant)


Date: May 15, 1995                          /s/ Timothy J. Roach
                                            ------------------
                                                Timothy J. Roach
                                                President & CEO






















                                EXHIBIT NO. 11





                                                                    EXHIBIT 11

TII INDUSTRIES, INC AND SUBSIDIARIES
                                                                   page 1 of 2
COMPUTATION OF PER SHARE EARNINGS

                                                Three Months     Nine Months
                                                    Ended           Ended
                                               March 31, 1995   March 31, 1995
                                               --------------   -------------

PRIMARY EARNINGS PER SHARE

Weighted Average of Common Stock
 Beginning of period (shares)
   Common Stock outstanding                        3,908,000        3,802,000
   Class B Common Stock                              371,000          371,000
                                                  ----------     ------------
                                                   4,279,000        4,173,000

 Issuance of common stock                             79,000           85,000
                                                  ----------     ------------
                                                   4,358,000        4,258,000
Common Stock Equivalents
 Options and warrants                              3,316,000        3,259,000

Preferred Stock
  Preferred Stock, Series A
  convertible at $6.25                               442,000          442,000
                                                  ----------     ------------
                                                   8,116,000        7,959,000
                                                  ==========     ============

Primary Earnings Per Share Computation
    Net profit                                    $1,426,000       $2,569,000
    Add:  Effects of using the Modified
          Treasury Stock Method
           Reduction of interest expense on debt     175,000          430,000
           Interest earned on investment
             in U.S. Government Securities           144,000          414,000
                                                  ----------     ------------
          Adjusted Net Profit                     $1,745,000       $3,413,000


         Adjusted Net profit /
           weighted average of common stock **
           $1,745,000/8,116,000                        $0.22
           $3,413,000/7,959,000                                         $0.43
                                                  ==========     ============


Memo:    Market price at end of period                 $5.06            $5.06
         Average market price for the period           $5.58            $5.43


                                                                    EXHIBIT 11
                                                                   page 2 of 2
TII INDUSTRIES, INC AND SUBSIDIARIES

COMPUTATION OF PER SHARE EARNINGS

                                                  Three Months    Nine Months
                                                      Ended          Ended
                                                 March 31, 1995 March 31, 1995
                                                 -------------  -------------
FULLY DILUTED EARNINGS PER SHARE

  Weighted average of Common Stock outstanding       4,358,000      4,258,000
  Incremental shares from options and warrants *     3,316,000      3,316,000
  Preferred stock conversion                           442,000        442,000
  Contingent Option                                    150,000        150,000
  OPIC loan                                            300,000        300,000
                                                     ---------    -----------
                                                     8,566,000      8,466,000
                                                     =========    ===========
Fully Diluted Earnings Per Share Computation

  Net profit                                        $1,426,000     $2,569,000
  Add:  Effects of using the Modified
        Treasury Stock Method
            Reduction of interest expense on debt      194,000        487,000
            Interest earned on investment
              in U.S. Government Securities            161,000        459,000

                                                      --------     ----------
Adjusted Net Profit                                 $1,781,000     $3,515,000
                                                     =========     ==========

Adjusted net profit / weighted average of common stock **
       $1,781,000/8,566,000                              $0.21
       $3,515,000/8,466,000                                             $0.42
                                                     =========     ==========

* Since the number of shares of common stock obtainable by assuming the exercise of all options and warrants with an exercise price below market exceeds 20% of the number of shares of common stock outstanding at the end of the period, the treasury stock method is modified. All options and warrants are assumed to have been exercised and the aggregate proceeds therefrom to have been applied, first to repurchase outstanding common shares, but not to exceed 20% of the outstanding shares and, second to reduce borrowings with any remaining funds invested in U.S. Government Securities or commercial paper.













** Loss per share is based on the weighted average of common stock outstanding since any assumption of conversion is antidilutive.