Form 10-Q/A
TII INDUSTRIES INC
filed 1995-05-25
CIK 277928

[TYPE]                   SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q/A

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
                                             =========  ========    =========



                            TII INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                             Nine Months Ended
                                           March 31,          March 25,
                                             1995               1994
                                            ------             -------
CASH FLOWS PROVIDED (USED) BY OPERATIONS
Net Profit                                 $2,569,000         $2,472,000
Adjustments to reconcile net profit
 to net cash  provided (used) by
 operating activities
    Depreciation and amortization           1,312,000          1,208,000
    Amortization of deferred charges
     and other assets, net                    138,000             61,000
    Loss (gain) on sale of
     marketable securities                     17,000           (458,000)
    Changes in assets and liabilities
     net of effects from purchase of Ditel
      Increase in trade receivables          (419,000)          (423,000)
      Decrease increase in other
       receivables                             49,000           (143,000)
      Increase in inventories              (3,064,000)          (457,000)
      Increase in prepaid expenses
       and other assets                      (623,000)          (696,000)
      Increase in accounts payable,
        accrued liabilities and taxes        1,675,000           673,000
                                             ---------         ---------
        Total adjustments                     (915,000)         (235,000)
                                             ---------         ---------
          Net cash provided by operating
           activities                        1,654,000         2,237,000
                                             ---------         ---------


CASH FLOWS PROVIDED (USED) BY INVESTING
 ACTIVITIES
  Capital expenditures                     (2,211,000)        (1,136,000)
  Sale of investments in marketable
   securities available for sale              123,000          2,996,000
                                             --------          ---------
          Net cash provided (used)
           by investing activities         (2,088,000)         1,860,000
                                             --------          ---------
CASH FLOWS PROVIDED (USED) BY FINANCING
 ACTIVITIES
  Payment of debt                          (6,605,000)        (2,029,000)
  Proceeds from exercise of options
   and warrants                               918,000            163,000
  Proceeds from issuance of debt            6,000,000           ---
                                            ---------          ---------
          Net cash provided (used) by
           financing activities               313,000         (1,866,000)
                                            ---------          ---------

Net (decrease) increase in cash and
 cash equivalents                            (121,000)         2,231,000
Cash at beginning of period                 1,099,000            825,000
                                           ---------            --------

Cash and cash equivalents at end
 of period                                   $978,000         $3,056,000





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

(3) STATEMENTS OF CASH FLOWS:
During the nine months ended March 31, 1995 and March 24, 1994, the Company made cash payments of $487,000 and $546,000 respectively, for interest.

(4) MARKETABLE SECURITIES AVAILABLE FOR SALE:
During the first quarter of fiscal 1995 the Company implemented the provisions of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which requires the Company to categorize its investments as: held-to-maturity securities, reported at cost; trading securities, reported at fair value; or available-for-sale securities, reported at fair value. Changes in the fair value of trading securities are included in earnings, while changes in the unrealized gains and losses of available-for-sale securities are reported as a separate component of stockholders' equity. The Company has evaluated the conditions under which it might sell its marketable securities. As a result the Company decided that all of its marketable securities would be potentially available-for-sale in the event that such sales might be necessary either as part of the Company's efforts to realize gains or in response to meet its long-term obligations.

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

(6) LONG TERM DEBT:

     On January 31, 1995 the Company completed a refinancing of its long term debt. Under the terms of the 5 year $8,000,000 revolving credit facility with Chemical Bank - New York, the Company repaid its existing debt with all of its banks in Puerto Rico and its term loan with the Overseas Private Investment Corporation (OPIC) using approximately $4,426,000 of loan proceeds for that purpose, and borrowed an additional $1,574,000 for general working capital purposes. The maximum borrowing under the revolving credit agreement reduces by $400,000 per quarter. Loans bear interest at floating rates which approximate prime plus 1% or fixed rates for varying periods at LIBOR plus 3%, at the Company's option. No quarterly principal payment need to be made until the amount borrowed is within $400,000 of the maximum amount allowed under the facility at that time.Chemical Bank has taken a lien on approximately $1,125,000 in cash and cash equivalents (restricted cash) until approximately June 30, 1996, all trade accounts receivable and all U.S.-based assets as well as guarantees from most of the Company's subsidiaries.

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

Results of Operations

     Net sales for the third quarter of fiscal 1995 increased from the third quarter of fiscal 1994 by $616,000 or 5.7% to $11,502,000. Net sales for the first nine months of fiscal 1995 increased from the comparable period in fiscal 1994 by $2,838,000 or 9.5% to $32,619,000 from $29,781,000. These improvements in sales were primarily the result of increased sales of overvoltage protectors and network interface devices to the Company's telephone company ("Telco") customers, as well as improved sales of the Company's fiber optic products.
     During the third quarter of each of fiscal year 1995 and 1994, the Company received payments of $777,000 and $680,000, included in net sales, from American Telephone & Telegraph Company for sales shortfalls corresponding to the contract years ended December 31, 1994 and 1993 under an agreement entered into in fiscal 1989.
     Cost of sales decreased as a percentage of sales in the third quarter of fiscal 1995 to 65.2% from 68.9% in the comparable quarter of fiscal 1994. Cost of sales decreased as a percentage of sales in the first nine months of fiscal 1995 to 68.4% from 72.1% reported in the prior period. These improvements were primarily due to the higher sales volume which enabled the Company to improve the absorption of fixed expenses, together with the effect of improved manufacturing efficiencies.
     Selling, general and administrative expenses increased in dollar amount by $263,000 or 17.7% for the third quarter of fiscal 1995 and by $1,033,000 or 24.6% for the first nine months of fiscal 1995, in each case over the comparable fiscal 1994 period, primarily as a result of a change to a direct sales force from an indirect sales force, sales commissions associated with the increased sales volume and strengthening the Company's marketing department.
     Research and development expenses increased by $98,000 or 17.1% in the third quarter of fiscal 1995 from the third quarter of fiscal 1994 and by $495,000 or 32.6% in the first nine months of fiscal 1995 from the first nine months of fiscal 1994. These increases were due, in large part, to increases in both internal and external expenses associated with the development of new products.
     Interest expense increased by $26,000 or 15.5% in the third quarter of fiscal 1995 but declined by $59,000 or 10.8% in the first nine months from the comparable fiscal 1994 periods due to debt reductions during the first two quarters of fiscal year 1995 as the Company made scheduled debt installment payments persuant to the terms of the previous loan agreements, offset by an increase in bank debt outstanding persuant to the terms of the Company's new loan facility completed during the third quarter of fiscal 1995 and, higher prevailing interest rates during most of fiscal 1995 compared to fiscal 1994.
     Other income did not change between the reported three month periods in fiscal 1995 and fiscal 1994. Other income in the first nine months of fiscal 1994 resulted primarily from a $458,000 capital gain from a change in investment policy, pursuant to which the Company liquidated a portfolio of common stocks and reinvested the proceeds in government and money market securities.
     As a result of the above, net profit increased $233,000 or 19.5% to $1,426,000 for the three months ended March 31, 1995 compared to $1,193,000 for the comparable three months in fiscal 1994. Net profit increased by $97,000 or 3.9% to $2,569,000 for the nine months ended March 31, 1995 compared to $2,472,000 for the comparable nine months in fiscal 1994.

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


     During the first 9 months of fiscal 1995, cash was provided principally by the Company's net profit, $2,569,000; depreciation and amortization, $1,312,000; an increase in accounts payable and accrued liabilities, $1,675,000; proceeds from the issuance of debt, $6,000,000; and warrants associated with the Company's August 1992 Private Placement $918,000. These sources and existing cash and marketable securities were used to support the increased inventories ($3,064,000), for capital expenditures ($2,211,000), and for the repayment of debt at scheduled maturity ($6,605,000).
     On January 31, 1995 the Company consummated an $8,000,000 five year revolving credit facility with Chemical Bank. The Company immediately drew down $6,000,000 to repay its existing debt with all of its banks in Puerto Rico and its term loan with the Overseas Private Investment Corporation (OPIC) ($4,426,000) and for general working capital purposes ($1,574,000).
     Funds anticipated to be generated from operations, together with available cash and marketable securities, are considered to be adequate to finance the Company's operations and capital needs at the present time.






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