Form 10-K
period 1995-06-30
TII INDUSTRIES INC
filed 1995-10-02
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended June 30, 1995

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _____________

                      Commission File Number 1-8048

                          TII INDUSTRIES, INC.

              (Exact name of registrant as specified in its charter)

        Delaware                                    66-0328885
 (State of other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)

 1385 Akron Street, Copiague, New York                             11726
 (Address of principal executive offices)                       (Zip Code)

 Registrant's telephone number, including area code:  516-789-5000

 Securities registered pursuant to Section 12(b) of the Act:  None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes  X      No_____

       Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

       The aggregate market value of the voting stock of the registrant outstanding as of September 27, 1995 held by non-affiliates of the registrant was approximately $45,000,000. While such market value excludes shares which may be deemed beneficially owned by executive officers and directors and their associates, this should not be construed as indicating that all such persons are affiliates.

       The number of shares of the Common Stock of the registrant outstanding as
 of  September  27,  1995  was  7,016,758.    The  foregoing gives effect to the
 conversion of all Class B Stock into Common Stock on September 27, 1995.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions ofthe registrant's Proxy Statement relating to its 1995 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                      PART I
 Item 1.  Business

 General

       TII is a leading supplier to United States telephone operating companies ("Telcos") of overvoltage surge protectors. Overvoltage protectors are required by the National Electric Code to be installed on the subscriber's (user's) home or office telephone lines to prevent injury to telecommunication users and damage to telecommunication equipment due to overvoltage surges caused by lightning and other hazardous electrical occurrences. The Company's other products include network interface devices ("NIDs") and station electronics, which may be incorporated in NIDs together with the Company's overvoltage protectors. Further, during the second quarter of fiscal 1994, the Company introduced a line of fiber optic products in order to participate in the growing fiber optic market. The Company markets its products, directly or indirectly, to the seven Regional Bell Operating Companies ("RBOCs") and GTE Corporation ("GTE"), as well as original equipment suppliers who sell to the global telcom marketplace, which collectively service over 85% of the 140 million subscriber lines in the United States, as well as to most of the 1,300 smaller Telcos.

       The Company's strategy is to develop new products which are complementary to its current products, expand into new markets and capitalize on its reputation as a quality manufacturer among the Telcos.

       As a result of an election to apply Section 936 of the United States Internal Revenue Code of 1986, as amended (the "Code"), a tax exemption under Puerto Rico's Industrial Incentive Act of 1963, and the availability of net operating loss and tax credit carryovers, most of the Company's income is presently not taxed. (See "Tax Attributes".)

       The Company is a Delaware corporation organized in 1971 and is the successor to a corporation founded in 1964 by Alfred J. Roach, Chairman of the Board of Directors of the Company. Unless the context otherwise requires, the term "Company" as used herein refers to TII Industries, Inc. and its subsidiaries.

       The Company's principal executive office is located at 1385 Akron Street, Copiague, New York 11726 (telephone number (516) 789-5000) and its principal operations office is located at Rd. 165, Kilometer 1.6, Toa Alta, Puerto Rico 00953 (telephone number (809) 870-2700).

 Products

       TII has been a manufacturer of overvoltage protection devices based on gas tube technology for over 20 years. This core gas tube technology represents the foundation upon which certain new products and technological enhancements of the Company's traditional products are to be based.
 In addition, the Company has expanded its research and development efforts to accelerate the development of additional products for both its established telecommunications and its new fiber optic product lines.

       Overvoltage Surge Protectors. The Company designs, manufactures and markets overvoltage protectors primarily for use by the Telco industry on the subscriber's home or office telephone lines. These overvoltage protectors differ in power capacity, application, configuration and price to meet the Telco's varying needs.

       The heart of the TII overvoltage protector is its proprietary two and three electrode gas tube. Overvoltage protection is provided when the voltage on a telephone line elevates to a level preset in the gas tube, at which time the gases in the tube instantly ionize, momentarily disconnecting the phone or other equipment from the circuit while safely conducting the hazardous surge into the ground. When the voltage on the Telco's line drops to a safe level, the gases in the tube return to their normal state, returning the phone and other connected equipment to service. The Company's gas tubes have been designed to withstand multiple high energy overvoltage surges while continuing to operate over a long service life with minimal failure rates.

       One of the Company's most advanced overvoltage protectors is embodied in its Totel Failsafe series, combine the Company's three electrode gas tube with a patented, thermally operated, failsafe mechanism, encapsulated in an environmentally sealed module. The three electrode gas tube protects the equipment from hazardous overvoltage surges and the failsafe mechanism is designed to insure that, under sustained overvoltage conditions, the protector will become permanently grounded. The sealed module is designed to prevent damage to the protector from moisture and industrial pollution.

       In August 1995, the Company entered into a long-term strategic agreement with a joint venture to develop and manufacture advanced technology protectors for sale into global telecommunications markets. (See "Strategic Agreement", below.)

       TII also designs, manufactures and markets special purpose models of powerline protectors, utilizing the Company's gas tubes and solid state protection technology, principally for use by the Company's Telco customers. TII's powerline protectors protect the connected Telco equipment against damage or destruction caused when overvoltage surges enter equipment through the powerline.

       Overvoltage protectors sold separately accounted for approximately 68%, 76% and 73% of the Company's net sales during the Company's fiscal years 1995, 1994 and 1993, respectively.

       Network Interface Devices ("NIDs"). The Company designs, molds, assembles and markets various NIDs which typically contain wire terminals to connect a subscriber's telephone, one or more overvoltage protectors and a demarcation point to clearly separate the Telco's wires from the subscriber's wires. NIDs were developed to establish a separation point between Telco property and subscriber property in response to Federal Communication Commission and state public service commission requirements. Certain Telcos have also begun installing various station electronic products in NIDs, including remote testing devices, through which the Telcos are able to automatically test the integrity of their lines.

       The Company's NIDs  principally  incorporate  station  protectors  and
 electronics.    The  Company  also  offers a line of retrofit NIDs for existing
 subscriber  installations.    These  units  are  designed  to  meet  industry
 requirements by simply removing the cover of existing station protectors and replacing that cover with an easy-to-install retrofit NID. Utilizing the existing station protector benefits the Telco by reducing installation time and material costs. These NIDs, together with NIDs sold without protection or electronics, represented approximately 20%, 14% and 17% of the Company's net sales during fiscal 1995, 1994 and 1993, respectively.

       Station  Electronics  and  Other  Products.    The  Company  designs,
 manufactures and markets special purpose station electronic products that are included in NIDs or sold separately. Most subscriber electronic devices are designed to be installed with an overvoltage protector, typically in a NID. The Company's station electronics products include maintenance termination units designed to interface with the Telco's central office test equipment, offering the Telco remote testing capabilities. With this product installed at the subscriber's home or business, a Telco can determine whether a defect or fault is in Telco or subscriber-owned equipment before dispatching a maintenance vehicle. Another product automatically identifies the calling party on a party line (located primarily in rural areas of the United States
 and   Canada)  without  operator  assistance.    The  Company  also  designs,
 manufactures and markets other products, including plastic housings, wire terminals, enclosures, cabinets and various hardware products principally for use by the Telco industry. Station electronics and other products sold separately, and payments from AT&T Corporation ("AT&T") under an agreement with the Company which expires on December 31, 1995 (with a final payment scheduled to be received in March 1996), accounted for approximately 9%, 8% and 10% of the Company's net sales in fiscal 1995, 1994 and 1993, respectively. (See "AT&T Agreement" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report).

       Fiber Optic Products. In order to participate in the growing fiber optic market and help expand TII into new markets including the long distance service providers, TII began to design and develop various fiber optic products in fiscal 1994. To accelerate its entry into this market, in September 1993, the Company acquired 98.5% (and subsequently acquired an additional 1.1%) of Ditel, Inc. ("Ditel") for a purchase price which was not material to the Company. Ditel, a North Carolina-based company, designs, manufactures and supplies fiber optic products for markets similar to those in which the Company sells its current products.

       The Company's fiber optic products include enclosures, cabinets, splice trays and a fiber optic cable management system. The Company integrates these products with purchased fiber optic components to design and produce customized fiber optic cable assemblies for the various interconnection points which join and extend fiber optic cables from the Telcos long distance networks to central offices and subscriber locations. Sales of fiber optic products, which commenced in the beginning of the second quarter of fiscal 1994, were 3.0% and 2.0% of the Company's net sales during fiscal 1995 and 1994, respectively.

 Marketing and Customers

       The Company sells overvoltage protectors, NIDs, station electronics and other products to Telcos both directly and through distributors who are both affiliated and unaffiliated with Telcos in the United States. TII also sells its protectors to telecommunications equipment manufacturers, including other
 NID suppliers, which incorporate the Company's protectors into their products for resale to the Telcos. With the entry of the Company into the fiber optic market, the Company also is broadening its customer base to traditional users of fiber optic products, including long distance carriers and cable television providers.

       Beginning primarily in fiscal 1994, the Company changed its sales force from one based primarily on manufacturers representatives to one based primarily on direct sales personnel employed by the Company. The Company believes this direct sales force affords the Company better coverage of its telecommunications customers. The Company is using the same direct sales force and distribution network to sell both its new fiber optic products and non-fiber optic products.

       The following customers are the only customers who accounted for more than 10% of the Company's consolidated revenues during any of the periods listed below:

                                           Percentage of Net Sales
                                             for Year Ended

                                     June 30,    June 24,    June 25,
                                       1995        1994         1993

 BellSouth Corporation (2)               8%         11%         22%

 Telesector Resources Group
 (a subsidiary of NYNEX)                13%         14%         17%

 GTE Control Devices (3)                  *          *          12%

 Siecor Corporation (2) (3)             30%         34%         11%

____________________
 (1)   Asterisk denotes less than 10% for the period presented.

 (2) Many Telcos have made a determination to have overvoltage protectors inserted into NIDs by NID manufacturers. As a result, certain purchases of the Company's overvoltage protectors previously made directly by these Telcos were shifted to NID manufacturers. Due to a determination made by BellSouth Corporation ("BellSouth") to have the Company's overvoltage protectors inserted into NIDs produced for BellSouth by Siecor Corporation, a telecommunications equipment manufacturer ("Siecor"), certain purchases previously made directly by BellSouth were shifted to Siecor during fiscal 1995 and 1994. The Company believes that, with sales through Siecor and BellSouth's direct purchases, BellSouth's use of the Company's overvoltage protectors has not diminished since fiscal 1993.

 (3) GTE Control Devices, which sold NIDs principally to the Telcos of its parent, GTE, was acquired in September 1993 by Siecor Corporation. As a result, sales to GTE Control Devices, which incorporated TII overvoltage protectors into its products, were shifted to Siecor.

       Purchases of the Company's products are generally based on individual customer purchase orders for delivery within thirty days under general supply contracts. The Company, therefore, has no material firm backlog of orders.

 Strategic Agreement

       In  August  1995, the Company  entered  into  a  long-term  strategic
 agreement  ("ANT  Agreement")   with  Access  Network  Technologies  ("ANT")
 to  develop  and  manufacture  advanced  technology  products  for  sale
 into  the  global   telecommunications markets.  ANT is a joint venture
 between AT&T Network Cable Systems and Raychem Corporation. The first products to be jointly developed under the ANT Agreement are proprietary gel-filled overvoltage protector terminal blocks and station protectors. Customers for the products developed under the ANT Agreement are expected to be Telcos throughout the United States as well as the local exchange carriers and network operators around the world, including telecommunications companies, military, law enforcement, customs, finance, transportation and utility networks.

 Export Sales

       The Company's sales of its products in foreign countries aggregated approximately $969,000 in fiscal 1995 (2% of net sales), $744,000 in fiscal 1994 (2% of net sales) and $450,000 in fiscal 1993 (1% of net sales). Foreign sales have been made primarily within countries in the Caribbean, South and Central America, Canada and Western Europe. The Company requires foreign sales to be paid for in U.S. currency. Foreign sales are affected by such factors as exchange rates, changes in protective tariffs and foreign government import controls.

 Manufacturing

       The Company produces its overvoltage protectors, NIDs and station electronics at its facilities in Puerto Rico and the Dominican Republic, and its fiber optic products at its facility in North Carolina.

       The manufacture of the Company's gas tubes requires vacuum ovens, specialized test equipment and various processes developed by the Company. The assembly and the test equipment used in the manufacture of the gas tube overvoltage protectors and other Company products was developed and built by
 the    Company  or  by  various  equipment  manufacturers  to  the  Company's specifications. TII produces a substantial portion of its NIDs and other plastic enclosures in its thermoplastic molding facility. All of the Company's products contain numerous metal components produced with the Company's metal stamping and forming equipment. The Company believes that this vertical integration of its manufacturing processes gives the Company both cost and delivery advantages.

       The Company's fiber optic products are assembled principally from outside purchased components.

       TII uses a statistical process control method within its manufacturing and engineering operations to establish quality standards, qualify vendors, inspect incoming components, maintain in-process inspection and lot control and perform final testing of finished goods.

 Raw Materials

       The Company uses stamped, drawn and formed parts made out of a variety of commonly available metals, ceramics and plastics as the primary components of its gas tubes, overvoltage protectors, NIDs, other molded plastic housings and fiber optic products. In manufacturing certain protectors and station electronic products, the Company purchases commonly available solid state components, printed circuit boards and standard electrical components such as
 resistors,  diodes  and  capacitors.   The  Company  has no  contracts  with
 suppliers  of  the  components  utilized  in  the  manufacture of its  products
 which  extend for  more  than  one  year.   The Company believes that all raw
 materials used by it will continue to be readily available in sufficient supply from a number of sources at competitive prices.

 Patents and Trademarks

       The Company owns or has applied for a number of patents relating to its products, and owns a number of registered trademarks which are considered to be of value principally in identifying the Company and its products. While the Company considers these important, it believes that, because of technological advances in its industry, its success depends primarily upon its sales, engineering and manufacturing skills.

 Research and Development

       As the Telcos upgrade and expand their networks to provide the telecommunications services of the future, new product opportunities continue to arise for the Company. During fiscal 1995, the Company continued to develop new fiber optic products as well as its other products. Currently, the Company's research and development and related marketing efforts are focused on several major projects including:

       --    Designing  custom  overvoltage  protectors  pursuant  to  the   ANT
             Agreement as well as for other original equipment manufacturers for installation throughout the Telco and other communications networks.

       -- Developing overvoltage protectors for the cable TV and broadband communications markets.

       -- Expanding the Company's fiber optic product line of enclosures and fiber optic cable management systems to meet the growing needs of existing and potential customers.

       --    Developing   enhanced  station  protectors  and  network  interface
             devices to address anticipated future requirements of the Telcos.

       -- Developing products related to the protection of telecommunications equipment connected to commercial power.

       The    Company's  research  and  development  ("R&D")  department,  was strengthened by the addition of a Vice President of Research and Development during fiscal 1994 and several new development engineers during fiscal 1994 and fiscal 1995. The department currently consists of 27 persons skilled and experienced in various technical disciplines, including physics, electrical and mechanical engineering, with specialization in such fields as electronics, metallurgy, plastics and fiber optics. The Company maintains computer aided design equipment and laboratory facilities, which contain sophisticated equipment, in order to develop and test its existing and new products.

       The  Company's  R&D  expense  was  $2,619,000,  $2,100,000 and $1,370,000 during fiscal 1995, 1994 and 1993, respectively. The increases were primarily due to staff increases, increased costs of development projects and an increase in research projects. The Company sponsors all of its R&D.

 Competition

       Although TII is a leading supplier to Telcos of overvoltage protectors for use at subscriber premises, in NIDs and station protectors, overvoltage protectors are subject to significant competition, including competition from NID manufacturers (including Siecor, a major customer of the Company) which have introduced their own line of overvoltage protectors. The Company expects this significant competition to continue in the Company's overvoltage protectors as well as the Company's other products. Principal competitive factors include technology, delivery, price, quality and reliability. Most of the Company's competitors have substantially greater assets and financial resources, and have larger sales forces, manufacturing facilities and R&D staffs than those of the Company. The Company believes that its present sales, marketing and R&D departments, its low-cost high quality production facilities and strategic agreement with ANT, as well as its present protection technology, enable it to meet competition.

       The Company's gas tube overvoltage protectors not only compete with other companies' gas tube overvoltage protectors, but also with solid state overvoltage protection devices. While solid state protectors are faster at reacting to surges, gas tube overvoltage protectors have generally remained the subscriber overvoltage protection technology of choice by virtually all Telcos because of the gas tube's ability to repeatedly withstand significantly higher energy surges while adding virtually no capacitance onto the communication line. Solid state overvoltage protectors are used principally in Telco's central office switching centers where speed is perceived to be more critical than energy handling capabilities. While the Company believes that, for the foreseeable future, both gas tube and solid state devices will continue to be used as overvoltage protectors within the telecommunications market, solid state protectors may gain market share from gas tube protectors, especially where high speed response is critical. Solid state and gas tube devices are produced from different raw materials, manufacturing processes and equipment. On a limited basis, the Company has begun developing and marketing overvoltage protectors incorporating purchased solid state devices.

       As a recent entrant into the fiber optic market, the Company expects to meet significant competition from companies with greater financial and R&D resources. The market in this area is characterized by innovation, rapidly changing technology and new product development. The Company's success in this area will depend, in large measure, upon its ability to identify customer needs and develop new products to keep pace with continuing changes in technology and customer preferences.

 Regulation

       The National Electrical Code requires that an overvoltage protector listed by Underwriters Laboratories or another qualified electrical testing laboratory be installed on virtually all subscriber telephone lines. Listing by Underwriters Laboratories has been obtained by the Company where required.

       Compliance with applicable federal, state and local environmental regulations has not had, and the Company does not believe that compliance in the future will have, a material effect on its earnings, capital expenditures or competitive position.

 Certain Tax Attributes

       Because the Company is incorporated in the United States and operates primarily in the Commonwealth of Puerto Rico, its income would normally be subject to income tax by both the United States and Puerto Rico. At the present time, however, as explained more fully below, the Company does not pay United States federal or Puerto Rico income tax on most of its income. The Company is, however, subject to United States federal and applicable state income taxes with respect to its non-Puerto Rico operations, including those of Ditel.

       The  Company  has  elected the application of Section 936 of the Code and presently intends to continue to operate in a fashion that will enable it to qualify for the Section 936 election. Under that section, as long as the Company (on a non-consolidated basis) has cumulatively derived, in its current and two preceding tax years, at least 80% of its gross income from sources within Puerto Rico and at least 75% of its gross income from the active conduct of a trade or business within Puerto Rico, as defined in the Code, the Company is entitled to a federal tax credit in an amount equal to the lesser of the United States federal tax attributable to its taxable income arising from the active conduct of its business within Puerto Rico or the economic activity based credit limitation, as further discussed below (since the Company did not elect the alternative percentage limitation). To the extent the Company has taxable income arising from United States sources (e.g., income from investment activity in the U.S.), the Company would not be entitled to offset the related tax on such income with the Section 936 tax credit.

       The economic activity limitation on the amount of allowable credits under
 Section 936, as added by the Revenue Reconciliation Act of 1993, is based upon qualified wages paid for services performed in Puerto Rico, depreciation deductions and taxes in Puerto Rico and, in the case of the Company, is effective beginning with its 1995 fiscal year. Based on fiscal 1995 levels of qualified wages, fringe benefits and depreciation in Puerto Rico, the Company's economic activity based credit limitation is approximately $3,000,000 per annum. The amount of the economic activity based Section 936 credit limitation available for fiscal 1995 will be sufficient to offset the United States federal income tax on Puerto Rico source income for the Company's 1995 fiscal year, as computed after utilization of the Company's available net operating loss carry forwards of approximately $334,000.

       Proposed legislation included in the Revenue Reconciliation Bill of 1995 generally would repeal the Section 936 credit for taxable years beginning after December 31, 1995. However, since the Company had elected the Section 936 credit for prior years, it would be eligible to continue to claim a Section 936 credit for an additional 10 years under a special grandfather rule. If the Company adds a substantial new line of business in the Company after September 13, 1995, the Company would cease to be eligible to claim the Section 936 credit beginning with the taxable year in which such new line of business is added. Possession income that would be eligible for the Section 936 credit in each of the years during the grandfather period would be subject to a cap equal to the Company's average inflation-adjusted possession income for the three of the five most recent years ending before September 13, 1995 determined by excluding the years in which the Company's adjusted possession income was the highest and the lowest. The Company's Section 936 credit for each year during the grandfather period would continue to be subject to the economic activity limitation (as discussed above). If enacted, this proposed legislation
 would  be  effective  for  the   Company's  1997   fiscal year.   Based  on
 the   Company's   current  level  of  possession   income   and
 business plans, the Company believes that  it  will  be eligible to claim a
 Section 936 credit under the grandfather rule discussed above if this legislation is enacted.

       As long as the Company's election under Section 936 is in effect, the Company cannot file a consolidated tax return with any of its subsidiaries for United States income tax purposes, and the filing of consolidated returns is not permitted under Puerto Rico income tax laws. Consequently, should the Company itself sustain losses, those losses could not be used to offset the federal taxable income of its subsidiaries; and, conversely, should the Company's subsidiaries sustain losses, those losses could not be used to offset the federal taxable income of the Company.

       As a result of a private placement consummated in August 1992 (the "Private Placement"), there has been an "ownership change" of TII and its subsidiaries within the meaning of Section 382 of the Code, which significantly limits the ability of the Company and its subsidiaries to utilize their net operating losses and tax credit carryovers. Generally, following an "ownership change" the amount of available net operating loss carryforwards and credit equivalents from periods before the "ownership change" that may be used by a company in any tax year following the change cannot exceed the "long-term tax exempt-rate" at the time of such change (which rate was 6.35% as of the time of the Private Placement) multiplied by the value of the Company at the time of the "ownership change" (with certain adjustments). At June 30, 1995, the Company had net operating loss carryforwards aggregating approximately $15,800,000 which expire periodically through 2007, and along with its subsidiaries had combined net operating loss carryforwards aggregating approximately $25,045,000 which expire periodically through 2010 and general business tax credit carryforwards of approximately $322,000 which expire
 periodically through 2001.   However,  as  a  result of the "ownership change",
 the maximum amount of net operating loss and tax credit equivalent carryforwards which may be utilized in any year (and which is utilized to offset income prior to the utilization of a credit available under Section 936 of the Code) is approximately $334,000 per year for the possessions corporation and approximately $380,000 per year for the United States subsidiaries. The effect of the "ownership change" is somewhat mitigated with respect to the Company as a result of its Section 936 election since United States federal income tax is payable only to the extent such tax exceeds the Company's Section 936 credit. In addition, net operating losses generated subsequent to the "ownership change" are not subject to limitation and may therefore be fully utilized. As of June 30, 1995, the Company's United States subsidiaries have approximately $1,993,000 of net operating losses that were generated subsequent to the "ownership change" and
 remain  available  for  use  through  2010.   In addition, the Company's United
 States subsidiaries have available approximately $1,093,000 in unused Section 382 annual net operating loss limitation carryforwards.

       The Company also has been granted exemptions under Puerto Rico's Industrial Incentive Act of 1963 until June 2009 for income tax purposes and for property tax purposes. In each case the level of exemption is 90%. The Company also has substantial net operating loss carryforwards available through fiscal 1998 to offset any remaining Puerto Rico taxable income. There are no limitations on the Company's ability to utilize such net operating loss carryforwards to reduce its Puerto Rico income tax. Furthermore, the Company's subsidiary operating in the Dominican Republic is exempt from taxation in that country.

 Employees

       On September 15, 1995, the Company had approximately 1,070 employees, of whom 980 were engaged in manufacturing and 50 in engineering and new product development, with the balance being employed in executive, sales and administrative activities. Of these employees, approximately 310 are employed at the Company's Puerto Rico facilities and 690 are employed at its Dominican Republic facilities. The Company has not experienced any work stoppage as a result of labor difficulties and believes it has satisfactory employee relations.

 Item 2.  Properties

       The Company manufactures its non-fiber optic products in Toa Alta, Puerto Rico, approximately 20 miles southwest of San Juan, in a single story building which, together with several smaller buildings, contain an aggregate of approximately 30,000 square feet of space. These facilities also contain certain of the Company's warehousing facilities and certain of its administrative, quality control, sales and executive offices. These buildings are leased under an agreement with the Puerto Rico Industrial Development Company ("PRIDCO") which expired October 31, 1994 and requires the employment of a minimum of 185 persons at this facility. In addition, the Company leases from PRIDCO a single story building of approximately 8,800 square feet in Caguas, Puerto Rico under a lease which expired in August 1995. This building houses Crown Tool & Die Company, Inc., the Company's metal stamping subsidiary. The Company has been negotiating an extension of its leases with PRIDCO and believes it will be able to extend the leases in Toa Alta and Caguas on terms substantially similar to those contained in the existing leases.

       The Company also leases a building consisting of approximately 73,000 square feet, in San Pedro De Macoris, Dominican Republic under a lease which expires on November 1, 1998. This facility houses certain of the Company's manufacturing activities.

       The Company leases a single story, 10,000 square foot facility in Hickory, North Carolina under a lease expiring December 31, 1995 (subject to renewal for three additional years at the Company's option), which houses its fiber optic manufacturing facilities as well as certain administrative offices.

       The Company leases a single story building and a portion of another building, consisting of an aggregate of approximately 14,000 square feet in Copiague, Long Island, New York which expires in July 1998. These facilities house the Company's research and development activities and certain of its marketing, administrative and executive offices, as well as a warehouse for customer products and record storage.

       The   Company  believes  that  its  facilities  and  equipment  are  well maintained and adequate to meet its current requirements.

 Item 3.  Legal Proceedings

       The Company is not a party to any material pending legal proceedings.

 Item 4.  Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                     Part II

 Item  5.  Market for Registrant's Common Equity
            and Related Stockholder Matters

       The Company's Common Stock commenced trading on the Nasdaq Stock Market - National Market System under the symbol "TIII" on August 3, 1994, prior to which such shares were listed on the American Stock Exchange. The following table sets forth, for each quarter during fiscal 1995 and fiscal 1994, the high and low sales prices of the Company's Common Stock, adjusted to reflect a 1 for 2 1/2 reverse stock split effective April 26, 1994 (rounded to the nearest 1/16) in the applicable market.

 Fiscal 1995                               High        Low

 First Quarter Ended September 30, 1994    7           4 1/4
 Second Quarter Ended December 30, 1994    6 5/8       5 3/8
 Third Quarter Ended March 31, 1995        6 1/8       4 3/4
 Fourth Quarter Ended June 30, 1995        7 1/2       4 1/2

 Fiscal 1994                               High        Low

 First Quarter Ended September 24, 1993    6 11/16     4 1/16
 Second Quarter Ended December 31, 1993    10 3/4      6 1/4
 Third Quarter Ended March 25, 1994        11 11/16    8 1/4
 Fourth Quarter Ended June 24, 1994        11 1/16     5 3/4


       As of September 27, 1995, the Company had approximately 700 holders of record of its Common Stock.

       To date, the Company has paid no cash dividends. For the foreseeable future, the Company intends to retain all earnings generated from operations for use in the Company's business. Additionally, the Company's borrowing arrangements prohibit the payment of dividends until such indebtedness has been repaid in full.

 Item  6.  Selected Financial Data

       The following selected consolidated financial data has been derived from the Company's consolidated financial statements for the five years ended June 30, 1995, which statements have been audited by Arthur Andersen LLP, independent public accountants. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report.


                            June 30,  June 24,   June 25,  June 26,   June 28,
                            1995      1994       1993      1992       1991
                             (amounts in thousands except per share data)
  STATEMENTS OF
  OPERATIONS DATA
  Net sales                 $43,830   $40,147    $33,474   $29,742    $28,563

  Operating profit          $  3,602  $  3,066   $  1,987  $   610    $(3,275)
   (loss)

  Net profit (loss)         $  2,942  $  2,389   $  1,212  $   --(2)   $(4,445)

  Net profit (loss) per
   common and common
   equivalent share-
   Primary                  $   0.52  $   0.45   $   0.28     --      $  2.85)

  Weighted average number
   of common and common
   equivalent shares
   outstanding                 7,989     6,726      5,834     1,826      1,558

  BALANCE SHEET DATA

  Working capital           $15,947   $ 6,734    $10,212   $  6,995   $ 3,088

  Total assets              $34,414   $29,378    $28,066   $ 24,782   $23,237

  Long-term debt,
  including
  current portion           $ 2,767   $ 7,552    $10,263   $ 12,240   $11,425

  Stockholders'
  investment                $25,183   $15,137    $12,439   $  7,067   $ 3,112


---------------
  (1) The Company has not paid cash dividends of its Common Stock or former Class B Stock in any of the periods presented.

 Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

       The following discussion and analysis should be read in conjunction with Selected Financial Data and the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

 Key financial information follows:

                                   June 30, 1995 June 24, 1994 June 25, 1993
                                            (amounts in thousands)
       Net sales                     $ 43,830       $ 40,147      $ 33,474

       Cost of sales (as a
         percentage of sales)           70.2%          73.0%         74.3%

       Selling, general and
         administrative expenses     $  6,827       $  5,666      $  5,232

       Research and development      $  2,619       $  2,100      $  1,370

       Interest expense             $     718      $     711     $     875

       Net profit                    $  2,942       $  2,389      $  1,212


 Fiscal Years Ended June 30, 1995 and June 24, 1994

       Net sales for fiscal 1995 increased by $3,683,000 or 9.2% to $43,830,000 from $40,147,000 in fiscal 1994. This increase in sales was primarily the result of increased unit sales of the Company's network interface devices ("NID"). In August 1995, the Company signed a long term strategic agreement ("ANT Agreement") with Access Network Technologies ("ANT"), a joint venture between AT&T Network Cable Systems and Raychem Corporation, to develop and manufacture advanced technology products for sale in the global telecommunications market. Toward the close of fiscal 1995, the Company introduced several new products, including products which were jointly developed and will be jointly manufactured under the ANT Agreement. The new products combine TII's overvoltage protection with a unique technology designed to make the products virtually impervious to weather. Certain of these new products are expected to improve current TII products, as well as open new markets including the transmission line protector sector of the telecommunications industry. Two of the Company's current telephone operating company customers have evaluated these new products and have indicated that they will approve them for use. As a result, during the first quarter of fiscal 1996, these customers slowed their purchase of other TII products to minimize their inventory levels in anticipation of the availability and delivery of the new products. While limited shipments are in process, TII and ANT are addressing joint volume production start-up delays under the
 ANT Agreement.    Due to the delayed production start-up of the new products, sales for the first quarter of fiscal 1996 are expected to be approximately
 10% below first  quarter  fiscal 1995 sales levels.  The Company believes that attainment of volume  production  of  the  new  products  should begin at the Company's facilities during the second quarter of fiscal 1996 and  volume  shipments  should  commence  soon after  volume production begins.
 Fiscal 1995 and 1994 sales include approximately $1,200,000 and $744,000, respectively, of sales from fiber optic products, sales of which commenced in
 the second quarter of fiscal 1994.   During the third quarters of fiscal 1995
 and 1994, the Company received payments of $777,000 and $680,000, respectively, from AT&T Corporation ("AT&T") for sales shortfalls corresponding to the contract years ended December 31, 1994 and 1993, respectively, under an agreement entered into in fiscal 1989 (the "AT&T Agreement"). See "AT&T Agreement," below.

       Cost of sales improved as a percentage of sales in fiscal 1995, decreasing to 70.2% from 73.0% in the year earlier period, due to the higher sales volume which enabled the Company to improve the absorption of fixed expenses together with the effect of improved manufacturing efficiencies.

       Selling, general and administrative expenses increased by $1,161,000 or 20.5% and as a percentage of sales to 15.6% in fiscal 1995 from 14.1% in fiscal 1994 primarily due to increasing the size of the Company's marketing and sales forces and the increased sales commissions associated with increased sales volume.

       Research and development expenses increased by $519,000 or 24.7% in fiscal 1995 from fiscal 1994 due, in large part, to staff increases and other expenses associated with the development of new products to be sold by TII.

       Interest expense increased by 1% or $7,000 in fiscal 1995 from fiscal 1994. Of the proceeds received from the exercise of Warrants, primarily during the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996 (see "Liquidity and Capital Resources" below), $6,500,000 was used to reduce outstanding borrowings under the Company's revolving loan agreement. This is expected to favorably affect interest expense in fiscal 1996.

       Net profit increased by $553,000 or 23.1% to $2,942,000 for fiscal 1995 compared to $2,389,000 for fiscal 1994. Net profits during the first quarter of fiscal 1996 are expected to be below first quarter fiscal 1995 levels as a result of the costs associated with the normal start-up costs and the delayed production and shipment of the new products previously discussed.

 Fiscal Years Ended June 24, 1994 and June 25, 1993

       Net sales for fiscal 1994 increased by $6,673,000 or 19.9% to $40,147,000 from $33,474,000 in fiscal 1993. This increase in sales was primarily the result of increased unit sales and an increase in sales of protectors to a network interface manufacturer for incorporation into NID's for a Regional Bell Operating Company which standardized on the Company's overvoltage protector in late fiscal 1993. Fiscal 1994 sales include approximately $744,000 of sales from fiber optic products, sales of which commenced in the second quarter of 1994. During the third quarter of each of fiscal 1994 and 1993, the Company received payments of $680,000 from AT&T for sales shortfalls corresponding to the contract years ended December 31, 1993 and 1992 under the AT&T Agreement. See "AT&T Agreement," below.



                                   15


       Cost of sales decreased as a percentage of sales in fiscal 1994 to 73.0% from 74.3% in the year earlier period due to the higher sales volume which enabled the Company to improve the absorption of fixed expenses together with the effect of sales of fiber optic products in the last three quarters of fiscal 1994 which generally have higher gross profit margins than the Company's other products.

       Selling, general and administrative expenses increased in dollar amount by $434,000 or 8.3% primarily as a result of a change to a direct sales force from an indirect sales force and the sales commissions associated with increased sales volume. However, selling, general and administrative expenses continued to decrease as a percentage of sales to 14.1% in fiscal 1994 from 15.6% for fiscal 1993 due to the increase in sales.

       Research and development expenses increased by $730,000 or 53.3% in fiscal 1994 from fiscal 1993 due, in large part, to staff increases (primarily for the development of new products) and an increase in the level of research projects being performed for the Company by others, including costs incurred under a research contract with an affiliate of Georgia Tech.

       Interest expense declined by $164,000 or 18.7% due to debt reductions resulting from the making of scheduled debt installment payments coupled with lower prevailing interest rates during most of the period.

       Other income in fiscal 1994 includes a $438,000 capital gain from a change in investment policy, pursuant to which the Company liquidated a portfolio of common stocks and reinvested the proceeds in government and money market securities, offset by a one-time expense of $458,000 related to costs associated with a planned underwritten common stock offering which was withdrawn.

       Net profit increased by $1,177,000 or 97.1% to $2,389,000 for fiscal 1994 compared to $1,212,000 for fiscal 1993.

 Income Taxes

       Due to its election to operate under Section 936 of the Internal Revenue Code, the availability of certain net operating loss carryforwards and exemptions from income taxes in Puerto Rico (until March 1998) and in the Dominican Republic, the Company has not been required to pay any United States federal, Puerto Rico or Dominican Republic taxes on most of its income. The Revenue Reconciliation Act of 1993 imposed additional limits on the amount of credit available to the Company under Section 936. Based on fiscal 1995 levels of qualified wages, fringe benefits and depreciation in Puerto Rico, the
 Company's economic activity based credit limitation under the new law is approximately $3,000,000. The amount of the economic activity based Section 936 credit limitation available for fiscal 1995 will be sufficient to offset the United States federal income tax on Puerto Rico source income for the Company's 1995 fiscal year, as computed after utilization of the Company's available net operating loss carry forwards of approximately $334,000.

       Proposed legislation included in the Revenue Reconciliation Bill of 1995 generally would repeal the Section 936 credit for taxable
 years beginning after  December  31,  1995.    However,  since the Company
 had elected the Section 936 credit for prior years, it would be eligible to continue to claim a Section 936 credit for an additional 10 years under a special grandfather rule subject to a maximum limitation. If the
 Company  adds  a  substantial  new  line  of  business  after   September  13,

                                     16

 1995, it would cease to be eligible to claim the Section 936 credit beginning with the taxable year in which such new line of business is added. If enacted, this proposed legislation would be effective for the Company's 1997 fiscal year. Based on the Company's current level of possession income and business plans, the Company believes that it will be eligible to claim a Section
 936 credit under the grandfather rule discussed above if this legislation is enacted. See Note 6 of the Notes to Consolidated Financial Statements.

       The Company is subject to United States federal and applicable state income taxes with respect to its non-Puerto Rico operations.

 AT&T Agreement

       Included in net sales in each of the above reported periods is an annual payment from AT&T under the AT&T Agreement, which was entered into in fiscal 1989 as part of a settlement of an arbitration proceeding related to a dispute under a 1981 supply agreement. Under the AT&T Agreement, seven annual payments totalling $4,800,000, commencing for the contract year ended December 31, 1989 and increasing in amount over the term of the agreement, are to be made to the Company. These annual payments are subject to annual reductions equal to 10% of the dollar amount of TII products, product development and other services purchased or proposed for purchase from TII by AT&T and its subsidiaries. These annual payments are further subject to reduction if the Company does not perform its obligations under the AT&T Agreement. As of June 30, 1995, the remaining maximum payment (scheduled to be received in March 1996, with respect to the 1995 calendar year) is $900,000, subject to such reductions. Seasonality

       While the Company's business is not seasonal in nature, since the annual payments from AT&T are based on the level of AT&T's purchases from the Company during calendar years, any shortfall payments from AT&T are determined and recorded as sales during the third quarter (which ends in March) of the Company's fiscal year. As a result, the Company's sales and income are generally (absent other factors) highest in that fiscal quarter.

 Liquidity and Capital Resources

       The following table sets forth the Company's working capital, current ratio and total debt to equity ratio as of the following dates:

                                                     As of
                                     June 30,          June 24,       June 25,
                                        1995               1994           1993
                                               (dollars in thousands)
       Working capital               $15,947           $6,734         $10,212
       Current ratio                    3.44             1.54            2.26
       Total debt to equity ratio        .37              .94            1.26



       The Company has no commitments for capital expenditures, but expects to purchase new equipment and leasehold improvements in the normal course of business, subject to the maximum amounts permitted under its bank loan agreements.

       On January 31, 1995, a subsidiary of the Company entered into a Revolving Credit Loan Agreement with Chemical Bank (guaranteed by the Company and other subsidiaries) which entitles the subsidiary to borrow, from time to time, up to $8,000,000, reduced by $400,000 on the last day of each fiscal quarter of the Company commencing on March 25, 1995, through the final maturity date of January 31, 2000. As a result, at June 30, 1995, the subsidiary was entitled to borrow up to $7,200,000. The Company initially utilized $4,426,000 of the proceeds from a loan under this facility to repay the remaining principal balance outstanding under its June 1991 financing arrangements with three commercial banks and the Government Development Bank of Puerto Rico and its secured loan from Overseas Private Investment Corporation ("OPIC"), a for-profit government agency. There remains outstanding $750,000 of unsecured indebtedness to OPIC payable on July 19, 2001, which is convertible into Common Stock of the Company. During the fiscal year ended June 30, 1995, Common Stock Purchase Warrants and Unit Purchase Options issued in a 1992 private placement were exercised, resulting in the issuance of 1,582,000 shares of Common Stock for net proceeds to the Company of approximately $7,100,000. Subsequent to June 30, 1995, the balance of the Common Stock Purchase Warrants and Unit Purchase Options were exercised for 1,130,000 shares of Common Stock, resulting in additional net proceeds to the Company of approximately $5,500,000. The proceeds from these exercises were used to fully pay down the outstanding balance under the Company's Revolving Credit Agreement (which remains available for future borrowings) and fully redeem all outstanding 27,626 shares of Series A Preferred Stock (at its redemption price of $100 per share), as well as reduce accounts payable and for general working capital.

       The Company may seek additional financings for the acquisition of new product lines or additional products for its existing product lines should any such acquisition opportunity present itself to the Company in the future and to meet working capital needs from time to time. Any such financings may involve borrowings from banks or institutional lenders or the sale and issuance of debt or equity securities from private sources or in public markets. The Company's ability to obtain such financings will be affected by such factors as its results of operations, financial condition, business prospects and restrictions contained in credit facilities. There can be no assurances that the Company will be able to, or the terms on which it may be able to, obtain any such financings.

       Funds anticipated to be generated from operations, together with available cash and marketable securities and borrowings available under the Company's Revolving Credit Agreement, are considered to be adequate to finance the Company's operational and capital needs for the foreseeable future.
 Impact of Inflation

       The Company does not believe its business is affected by inflation to a greater extent than the general economy. The Company monitors the impact of inflation and attempts to adjust prices where market conditions permit. Inflation has not had a significant effect on sales levels during any of the reported periods.

 Item 8.  Financial Statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                     Page Number

 Report of Independent Public Accountants              20

 Consolidated Balance Sheets -
   June 30, 1995 and June 24, 1994                     21 to 22

 Consolidated Statements of Operations for the
   Three Years in the Period Ended June 30, 1995       23
   Consolidated Statements of Stockholders'
   Investment for the Three Years in the Period Ended
   June 30, 1995                                       24

 Consolidated Statements of Cash Flows for the
   Three Years in the Period Ended June 30, 1995       25

 Notes to Consolidated Financial Statements            26 to 40

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

 To TII Industries, Inc.:

 We have audited the accompanying consolidated balance sheets of TII Industries, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1995 and June 24, 1994, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TII Industries, Inc. and subsidiaries as of June 30, 1995 and June 24, 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.


 Arthur Andersen LLP


 San Juan, Puerto Rico
 September 27, 1995.

 Stamp No. 1314917 of the
 Puerto Rico Society of
 Certified Public Accountants
 has been affixed to the
 original copy of this report.

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      AS OF JUNE 30, 1995 AND JUNE 24, 1994
              (Amounts in thousands except share and per share data)

                                      ASSETS

                                                          June 30,    June 24,
                                                            1995       1994
  CURRENT ASSETS:
     Cash                                                 $  1,152    $  1,099
     Marketable securities                                   2,266       2,391
     Trade receivables                                       5,655       5,174
     Other receivables                                         478         405
     Inventories                                            12,278       9,677
     Prepaid expenses                                          645         365
                                                            ------      ------
        Total current assets                               $22,474     $19,111
                                                            ------      ------

  PROPERTY AND EQUIPMENT, AT COST:
     Machinery and equipment                                16,228      15,216
     Tools, dies and molds                                   6,027       5,466
     Leasehold improvements                                  5,655       4,881
     Office fixtures, equipment and other                    2,606       2,410
                                                            ------      ------
                                                            30,516      27,973
     Less - Accumulated depreciation and
       amortization                                         20,302      19,058
                                                            ------      ------
                                                            10,214       8,915
                                                            ------      ------

  OTHER ASSETS                                               1,726       1,352
                                                            ------      ------

                                                           $34,414     $29,378
                                                           =======      ======




   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                AS OF JUNE 30, 1995 AND JUNE 24, 1994 (continued)
              (Amounts in thousands except share and per share data)

                 LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                          June 30,  June 24,
                                                             1995     1994
  CURRENT LIABILITIES:
    Current portion of long-term debt                    $     63     $ 5,688
    Accounts payable                                        4,851       5,292
    Accrued liabilities                                     1,613       1,397
                                                            -----       -----
       Total current liabilities                            6,527      12,377
                                                            -----      ------
  LONG-TERM DEBT                                            2,704       1,864
                                                            -----      ------

  COMMITMENTS AND CONTINGENCIES (NOTE 11)

  STOCKHOLDERS' INVESTMENT:
    Preferred Stock, par value $1.00 per
    share; 1,000,000 authorized and issuable in series:

    Series A Cumulative Convertible
       Redeemable Preferred Stock, 100,000
       shares authorized;27,626 shares
       outstanding at June 30, 1995
       and June 24, 1994. (issued and valued
       at liquidation value of $100.00 per
       share)                                               2,763       2,763

    Series B Cumulative Redeemable Preferred
       Stock, 20,000 shares authorized; no
       shares outstanding at June 30, 1995
       and June 24, 1994                                       --          --

  Common Stock, par value $.01 per share;
    30,000,000 shares authorized (with one
    vote per share); 5,496,229 and 3,819,966
    shares issued at June 30, 1995 and June
    24, 1994, respectively                                     55          38

  Class B Stock, par value $.01 per share;
    10,000,000 shares authorized (with each
    share having  ten votes and convertible
    into one share of Common Stock); 370,366
    shares outstanding at June 30, 1995 and
    June 24, 1994                                               4           4

  Class C Stock, par value $.01 per share;
    1,000,000 shares authorized (non-
    voting); no shares issued                                  --          --

  Warrants outstanding                                        120         120
  Capital in excess of par value                           21,394      14,317
  Retained earnings (accumulated deficit)                   1,118      (1,824)
  Unrealized gain on marketable securities                     10          --
                                                           ------      ------
                                                           25,464      15,418
  Less - 17,637 common shares in treasury,
  at cost                                                     281         281
                                                           ------      ------
                                                           25,183      15,137
                                                           ------      ------
                                                          $34,414     $29,378
                                                           ======      ======



   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1995
                   (Amounts in thousands except per share data)


                                       June 30,      June 24,      June 25,
                                         1995          1994          1993
  NET SALES                            $43,830      $ 40,147       $33,474
                                        ------        ------        ------
  COSTS AND EXPENSES
     Cost of sales                      30,782        29,315        24,885
     Selling, general and                6,827         5,666         5,232
      administrative expenses
     Research and development            2,619         2,100         1,370
      expenses                          ______        ______        ______

            Total costs and             40,228        37,081        31,487
             expenses                   ------        ------        ------

            Operating income             3,602         3,066         1,987
                                        ------        ------        ------
  OTHER INCOME (EXPENSE)
     Interest expense                     (718)         (711)         (875)
     Other Income, net                      58            34           100
                                        ------        ------        -------
    Total other expense, net              (660)         (677)         (775)
                                        ------        ------        -------

     Net profit                         $2,942        $2,389        $1,212
                                         =====         =====         =====


  NET PROFIT PER SHARE - PRIMARY        $ 0.52        $ 0.45        $ 0.28
                                         =====         =====         =====
  WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
     SHARES OUTSTANDING                  7,989         6,726         5,834
                                         =====         =====         =====
  NET PROFIT PER SHARE
     - FULLY DILUTED                    $ 0.51        $ 0.41        $ 0.28
                                         =====         =====         =====
  WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING          8,402         7,943         5,865
                                         =====         =====         =====



   The accompanying notes to consolidated financial statements are an integral part of these statements.

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
              FOR THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1995
                              (Amounts in thousands)

                                                  Capital in
                                  Class B           excess   Retained
               Preferred  Common  Common            of par   Earnings   Treasury
               Stock      Stock   Stock   Warrants  Value   (Deficit)     Stock
BALANCE,
June 26, 1992   $3,498    $ 15     $ 4       --     $9,191   $(5,360)   $ 281

Issuance of
 Series A
 Preferred
 Stock to
 an affiliate      200      --      --       --        --        --        --

Issuance of
 Series A
 Preferred
 Stock for
 dividends          65      --      --       --        --        (65)      --

Conversion of
 Series B
 Preferred
 Stock
 into
 Common
 Stock          (1,000)      4                         996

Issuance of
 Common Stock
 from Private
 Placement, net of
 $630 expenses      --      18      --       --      3,852        --       --

Exercise of
 stock
 options            --      --      --       --         90        --       --

Net profit
 for the year       --      --      --       --        --      1,212       --
                _______   ______  _______  _______  _______  _______  _______

BALANCE,
June 25, 1993     2,763     37       4       --      14,129   (4,213)     281

Exercise of
 stock
 options            --       1      --       --         188       --       --

Warrants issued
 for financial
 consulting
 services           --      --      120      --         --        --       --

Net profit
 for the
 year               --      --      --       --         --     2,389       --
                _______  _______  _______  _______  _______  _______  _______
BALANCE,
June 24, 1994     2,763     38        4       120    14,317   (1,824)     281

Issuance of
 Common Stock
 from exercise
 of private
 placement
 Warrants and
 Unit Purchase
 Options net
 of $571
 expenses           --      16        --       --      6,802      --       --

Exercise of stock
 options            --       1        --       --        275      --       --

Net profit
 for the
 year               --      --        --       --        --     2,942      --
                 _______  _______  _______  _______  _______  _______  _______

BALANCE,
 June 30, 1995   $2,763    $55         $4     $120   $21,394  $1,118   $  281


  The accompanying notes to consolidated financial statements are an integral part of these statements.

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1995
                              (Amounts in thousands)


                                          June 30,       June 24,      June 25,
                                             1995           1994          1993
CASH FLOWS PROVIDED (USED)
 BY OPERATING ACTIVITIES

Net profit                                 $2,942         $2,389        $1,212
                                         ----------     ---------     ---------
Adjustments to reconcile net profit
to net cash provided by operating
activities
 Depreciation and amortization              1,761          1,668         1,650
 Provision for inventory obsolescence,
  net                                         300            100           519
 Rent expenses paid through the issuance
  of Series A Preferred Stock                 --             --            200
 Gain on sale of marketable securities        --            (458)           --
 Financial consulting services paid
  through the issuance of warrants            --             120            --
 Amortization of other assets, net            241            150           108
 Changes in assets and liabilities, net
  of effects from acquisition of
  affiliate
   (Increase) in trade receivables           (481)          (946)         (587)
   (Increase) in other receivables            (73)           (57)          (17)
   (Increase) in inventories               (2,901)          (206)         (471)
   (Increase) decrease in prepaid
     expenses and other assets               (895)          (989)           38
   Increase (decrease) in accounts           (225)         1,129          (110)
    payable and accrued liabilities      ---------      ---------    ----------

        Total adjustments                  (2,273)           511         1,330
                                         ---------      ---------    ----------

 Net cash provided by operating
  activities                                  669          2,900         2,542
                                         ---------      ---------    ----------
CASH FLOWS PROVIDED (USED)
BY INVESTING ACTIVITIES
 Investments in marketable securities         --             --         (3,348)
 Sale of marketable securities, net           135          1,415            --
 Capital expenditures, net                 (3,060)        (1,506)       (1,160)
 Proceeds from loan repayment from an
  affiliate                                   --             --            302
                                        ----------      ---------     ---------

    Net cash used by investing
     activities                            (2,925)           (91)       (4,206)
                                        ----------      ---------     ---------

CASH FLOWS PROVIDED (USED)
BY FINANCING ACTIVITIES
 Proceeds from private placement              --             --          3,870
 Proceeds from long-term financing          6,039            --             --
 Payment of long-term debt                (10,824)        (2,724)       (1,983)
 Proceeds from exercise of options and      7,094            189            90
  Warrants                              ----------      ---------     ---------

    Net cash provided
     (used) by financing                    2,309         (2,535)        1,977
     activities                         ----------      ---------     ---------

Net increase in cash                           53            274           313
Cash at beginning of year                   1,099            825           512
                                        ----------      ---------     ---------
Cash at end of year                        $1,152         $1,099          $825
                                           =======        =======       =======

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                    TII INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of significant accounting policies:

   Business

    TII Industries, Inc. and subsidiaries (the "Company") are engaged in the design, manufacture and sale of overvoltage surge protectors, network interface devices and station electronics, which may be incorporated in network interface devices together with the Company's overvoltage protectors. The majority of the Company's consolidated sales for each of the three years ended June 30, 1995 resulted from sales of overvoltage protector products, which are primarily manufactured in the Company's plants in Puerto Rico and the Dominican Republic.

   Fiscal Year

     The Company reports on a 52-53 week year ending on the last Friday in June.

   Consolidation

     The consolidated  financial  statements  include  the  accounts  of  TII
     Industries, Inc. and its  majority-owned  subsidiaries.   All significant
     intercompany balances and transactions have been eliminated in consolidation.

   Marketable  Securities

     Prior to fiscal 1995, the portfolio of marketable securities was valued at the lower of cost or market. Effective for fiscal 1995, SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to categorize its investments as: held-to-maturity securities, reported at cost; trading securities, reported at fair value; or available-for-sale securities, reported at fair value. Changes in the fair value of trading securities are included in earnings, while changes in the unrealized gains and losses of available-for-sale securities are reported as a separate component of stockholders' investment. All of the Company's marketable securities are classified as available-for-sale. At June 30, 1995 the portfolio was valued at market of $2,266,000 and consisted of U.S. Treasury Bills and Notes, other federal backed agency bonds and notes and other liquid investment grade investments with the primary investment goal being near-term liquidity and safety of principal.

   Inventories

     Inventories are stated at the lower of cost (materials, direct labor and applicable overhead expenses on the first-in, first-out basis) or market.

                                                          NOTES TO CONSOLIDATED
                                                          FINANCIAL STATEMENTS
                                                          (continued)


   Property and equipment

     Depreciation of property and equipment is recorded on the straight-line method over the estimated useful life of the related property and equipment (generally 10 years). Leasehold improvements are amortized on a straight-line basis over the term of the respective leases, or over their estimated useful lives, whichever is shorter.

   Revenue recognition

     Sales are recorded as products are shipped and title passes.

   Patent costs

     The Company follows the policy of deferring certain patent costs which are amortized on a straight-line basis over the lesser of the life of the product or the patent.

   Net profit per common share

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

   Statements of Cash Flows

     All highly liquid instruments with a maturity of three months or less, when purchased, are considered cash equivalents. At June 30, 1995 and June 24, 1994, the Company had no cash equivalents.

     During 1995, 1994 and 1993, the Company entered into capital leases amounting to $52,000, $5,000 and $6,000, respectively. In addition, a stock dividend aggregating $65,000 was accrued and issued on Series A Preferred Stock during fiscal 1993. Since these transactions did not involve cash, their effect has been excluded from these statements of cash flows.

     During fiscal 1995, 1994 and 1993, the Company made cash payments of $762,000, $699,000, and $889,000, respectively, for interest.

                                                          NOTES TO CONSOLIDATED
                                                          FINANCIAL STATEMENTS
                                                          (continued)


(2)   Inventories:

      Inventories at June 30, 1995 and June 24, 1994 consisted of the following:

                                                June 30,          June 24,
                                                  1995              1994
                                                  (amounts in thousands)
   Raw materials                                $5,988              $3,473
   Work-in-process                               2,593               3,679
   Finished goods                                3,697               2,525
                                                ------               -----
                                               $12,278              $9,677
                                                ======               =====

(3)   Agreement with AT&T:

      On September 13, 1988, the Company and AT&T entered into an agreement (the "1988 Agreement") settling all disputes related to a prior agreement which the Company considered to have been breached. The 1988 Agreement provides for annual payments to the Company which are subject to reduction as a result of AT&T purchases. These payments are further subject to reduction if the Company does not perform pursuant to its obligations under the 1988 Agreement. During fiscal 1995, 1994 and 1993, the Company received payments of $777,000, $680,000 and $680,000, respectively, for the sales shortfall corresponding to the contract years ended December 31, 1994, 1993 and 1992, respectively. These receipts are included in net sales. As of June 30, 1995, the remaining payment, scheduled to be received in March 1996, subject to the reductions mentioned above, is $900,000.


(4)   Acquisition:

      On September 23, 1993, the Company acquired 98.5% (and subsequently acquired an additional 1.1%) of the capital stock of Ditel, Inc., a North Carolina-based company which designs, manufactures and supplies fiber optic products to markets similar to the markets to which the Company sells its current products.

                                                          NOTES TO CONSOLIDATED
                                                          FINANCIAL STATEMENTS
                                                          (continued)


(5)   Long-Term Debt

      As of June 30, 1995 and June 24, 1994, the composition of long-term debt is as follows:

                                                           June 30,   June 24,
                                                              1995       1994
                                                          (amounts in thousands)
  Revolving credit loan, bearing interest
   at a rate described below (10% at
   June 30, 1995), secured by assets
   with a net book value of approximately
   $13,500:                                                 $1,800         --

  Secured bank loan payable in sixteen
   quarterly installments of varying amounts through May 1, 1995:

     Interest at 936 base rate, if applicable, or,
      under certain circumstances at 2% over
      prime rate (8.31% at June 24, 1994)                      --       $3,554

     Interest at prime rate (7.25% at
      June 24, 1994).                                          --        1,605

  Secured subordinated loan payable in
   32 quarterly installments of $39 from
   September 30, 1993 through June 30, 2001,
   bearing interest at 11.25%.                                 --        1,133

  Unsecured subordinated note payable on
   July 19, 2001, bearing interest at 10%.
   Convertible into common stock
   at a conversion price of $2.50 per share.                  750          750

  Secured loan payable in sixteen quarterly
   installments of varying amounts through
   May 1, 1995, bearing interest at
   2% over prime (9.25% at June 24, 1994)                      --          232


                                29


                                                          NOTES TO CONSOLIDATED
                                                          FINANCIAL STATEMENTS
                                                          (continued)


  Various installment notes payable through
   1999 and bearing interest ranging from
   13.3% to 22.2%, with each secured by
   the assets acquired.                                        89          140

  Installment notes payable through 2004,
   bearing interest ranging from 8.0% to 9.5%
   in 1995 and 1994.  Secured by  assets with
   net book value of approximately $343,000.                  128          138
                                                         ---------    --------
                                                            2,767        7,552

  Less current portion                                        (63)      (5,688)
                                                         =========    =========
  Long-term debt                                          $ 2,704      $ 1,864




      The Company entered into an $8,000,000 Revolving Credit Loan Agreement with Chemical Bank, which, at June 30, 1995, entitled the Company to have outstanding borrowings of up to $7,200,000, reducing by $400,000 each calendar quarter thereafter. At June 30, 1995, outstanding borrowings under the revolving loan facility were $1.8 million, which were subsequently fully paid down. Loans bear interest equal to (a) the greater of 1% above the bank's prime rate, 2% above a certificate of deposit rate or 1.5% in excess of a federal funds rate or (b) 3% above the LIBOR rate for periods selected by the Company. A commitment fee of 1/4 of 1% is payable on the unused portion of the bank's commitment. The loan is secured primarily by the Company's accounts receivable and the Company's continental United States assets. The loan agreement requires the Company to maintain a minimum net worth of $17,500,000 in fiscal 1996 and $20,000,000 thereafter, current ratio of 1.25 through fiscal 1997 and 1.50 thereafter and debt service ratio of 1.35 and maximum ratio of debt to equity of 1.0, all as defined, limits capital expenditures generally to $3,500,000 per annum and lease obligations to $400,000 per annum (excluding rentals for the Company's Dominican Republic facilities and the Company's equipment lease with PRC, each of which is discussed in Note 11). In addition, the Company may not incur a consolidated net loss for any two fiscal quarters in any four consecutive quarters and may not pay cash dividends or repurchase capital stock without the consent of the bank.

(6)   Income taxes:

      The Company's policy is to provide for income taxes based on reported income, adjusted for differences that are not expected to ever enter into the computation of taxes under applicable tax laws.

      Net income from Puerto Rico operations, as determined under the provisions of Section 936 of the U.S. Internal Revenue Code, is not subject
      to  U.S.  federal  income  taxes.   However,  beginning  in  fiscal  1995
      the  Revenue  Reconciliation  Act  of  1993   limits  the  amount   of

                                                          NOTES TO CONSOLIDATED
                                                          FINANCIAL STATEMENTS
                                                          (continued)


      allowable credit to a percentage of the qualified wages economic activity based and fringe benefits for services performed in Puerto Rico and depreciation in Puerto Rico, as defined (since the Company has not elected the alternative percentage limit). Based on its fiscal 1995 levels of qualified wages, fringe benefits and depreciation in Puerto Rico, the Company's economic activity based credit limitation is approximately $3,000,000 per annum. The amount of the economic activity based Section 936 credit limitation available for fiscal 1995 will be sufficient to offset the United States federal income tax on Puerto Rico source income for the Company's 1995 fiscal year, as computed after utilization of the Company's available net operating loss carry forwards of approximately $334,000.

      Proposed legislation included in the Revenue Reconciliation Bill of 1995 generally would repeal the Section 936 credit for taxable years beginning
      after December 31, 1995.   However, since the Company elected the Section
      936 credit for prior years, it  would  be eligible to continue to claim a
      Section 936 credit for an additional 10 years under a special grandfather rule. If the Company adds a substantial new line of business after September 13, 1995, the Company would cease to be eligible to claim the
      Section 936 credit beginning with the taxable year in which such new line of business is added. Possession income that would be eligible for the Section 936 credit in each of the years during the grandfather period would be subject to a cap equal to the Company's average inflation-adjusted possession income for the three of the five most recent fiscal years ending before September 13, 1995, excluding the years in which the Company's adjusted possession income is the highest and the lowest. The Company's Section 936 credit for each year during the grandfather period would continue to be subject to the economic activity limitation (as discussed above). If enacted, this proposed legislation would be effective for the Company's 1997 fiscal year. Based on the Company's current level of possession income and business plans, the Company believes that it will be eligible to claim a Section 936 credit under the grandfather rule discussed above if this legislation is enacted.

      The Company has exemptions until June 2009 for Puerto Rico income tax and Puerto Rico property tax purposes. The level of exemption is 90% for all purposes. The Company has substantial net operating loss carryforwards available through fiscal 1998 to offset any remaining Puerto Rico taxable income. There are no Puerto Rican tax law provisions which limit the Company's ability to utilize such net operating loss carryforwards. Furthermore, the Company's United States based subsidiary operating in the Dominican Republic is exempt from taxation in that country.

      In each of the years in the three-year period ended June 30, 1995, the Company's U.S. based subsidiaries either generated operating losses or had net operating loss carryforwards available to offset taxable income; therefore, for each of these years there is no federal income tax provision.

                                                          NOTES TO CONSOLIDATED
                                                          FINANCIAL STATEMENTS
                                                          (continued)


      As long as the Company's election under Section 936 is in effect, the Company cannot be included in a consolidated federal income tax return
      with its subsidiaries.   As a result, losses from subsidiaries cannot be
      used to offset the Company's income and vice versa.

      Under the Tax Reform Act of 1986, a company's federal income tax liability is the greater of the tax computed using either the regular tax method or an alternative minimum tax method (AMT). Under the AMT method only 90% of the U.S. based subsidiaries taxable income can be offset by net operating loss carryforwards. To date, the U.S. subsidiaries have not been subject to AMT.

      At June 30, 1995, the Company had net operating loss carryforwards aggregating approximately $15,800,000 which expire periodically through 2007, and along with its subsidiaries had consolidated net operating loss carryforwards aggregating approximately $25,045,000 which expire periodically through 2010 and general business tax credit carryforward of approximately $322,000 which expire periodically through 2001. As a result of the private placement described in Note 9  there  has  been an "ownership change" within the meaning of Section 382 of the Code, which significantly limits the ability of the Company and its subsidiaries to utilize their net operating losses and tax credit carryforwards. Generally, following an "ownership change" the amount of available net operating loss carryforwards and credit equivalents from periods before the "ownership change" that can be used by a company in any tax year following the change cannot exceed the long-term tax exempt rate at the time of such change (which rate was 6.35% as of the time of the private placement) multiplied by the value of the Company at the time of the
      ownership  change  (with  certain  adjustments).   However,  as a result
      of the "ownership change", the maximum amount of net operating loss and tax credit equivalent carryforwards which may be utilized in any year (and which is utilized to offset income prior to the utilization of a credit available under Section 936 of the Code) is approximately $334,000 per year for the possessions corporation and approximately $380,000 per year for the United States subsidiaries. The effect of the "ownership change" is somewhat mitigated with respect to the Company as a result of its Section 936 election since United States federal income tax is payable only to the extent such tax exceeds the Company's Section 936 credit. In addition, net operating losses generated subsequent to the "ownership change" are not subject to limitations and may therefore be fully utilized. As of June 30, 1995, the Company's United States subsidiaries have approximately $1,993,000 of net operating losses that were generated subsequent to the "ownership change" and remain available for use through 2010. In addition, the Company's United States subsidiaries have available approximately $1,093,000 in unused Section 382 annual net operating loss limitation carryforwards.

                                                          NOTES TO CONSOLIDATED
                                                          FINANCIAL STATEMENTS
                                                          (continued)

      In February 1992, the Financial Accounting Standards Board Issues SFAS No. 109: Accounting for Income Taxes. This standard requires that the Company recognize income tax benefits for loss carryforwards, credit carryforwards and certain temporary differences for which tax benefits have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances.

      Effective June 26, 1993, the beginning of the first quarter of fiscal 1994, the Company adopted the provisions of SFAS No. 109, Accounting for Income Taxes. As of such date, no financial statement benefit was recognized for the net operating loss carryforwards due to "ownership change" limitations, the fact that carryforward allocations to Section 936 income provide no tax benefits and uncertainty as to the realization of any tax benefit from carryforwards of loss-generating U.S. based subsidiaries.

      Temporary differences between income tax and financial reporting assets and liabilities (primarily inventory valuation allowances, property and equipment and accrued employee benefits) and net operating loss carryforwards give rise to deferred tax assets in the amount of approximately $1,000,000 for which an offsetting valuation allowance has been provided due to the uncertainty of realizing any benefit in the future.

(7)   Common stock:

      The Company is authorized to issue 30,000,000 shares of Common Stock, 10,000,000 shares of Class B Stock and 100,000 shares of Class C Stock.

      On September 27, 1995, 321,284 shares of Class B Stock were converted into Common Stock resulting in a reduction in outstanding Class B Stock to a level that all remaining Class B Stock were automatically converted into Common Stock.

      On April 26, 1994, pursuant to a vote of Stockholders, the Company effected a reverse split of its Common Stock and Class B Stock on a 1 for 2 1/2 basis. The accompanying consolidated financial statements have been retroactively restated to give effect to this reverse stock split.

      The Class C Stock is issuable to management employees who are residents of Puerto Rico. The shares may be redeemed at the discretion of the Company at $.01 per share. There are no shares of Class C Stock issued.

                                                          NOTES TO CONSOLIDATED
                                                          FINANCIALS STATEMENTS
                                                          (continued)


      Employee stock option plans

      The Company's 1986 Stock Option Plan (the "1986 Plan") permits the Compensation Committee of the Board of Directors to grant, until January 1996, options to employees, officers, consultants and certain members of the Board of Directors. As amended, 1,950,000 shares were reserved for issuance under the 1986 Plan. Option terms (not to exceed 10 years), exercise prices (at least 100% of the fair market value of the Company's Common Stock on the date of grant) and exercise dates are determined by the Compensation Committee. Options are also outstanding under the Company's 1979 Stock Option Incentive Plan and 1983 Stock Option Incentive Plan, although no further options may be granted under either plan.

      In September 1995, the Board of Directors adopted the Company's 1995 Stock Option Plan (the "1995 Plan") to replace the 1986 Plan. The 1995 Plan covers an aggregate of 500,000 shares of Common Stock and contains other terms similar to those contained in the 1986 Plan. The 1995 Plan is subject to stockholder approval.

      A summary of activity under the employee stock option plans and informa-tion relating to shares subject to option under the employee stock option plans for the years ended June 30, 1995, June 24, 1994 and June 25, 1993 follows:



                                              June 30,    June 24,   June 25,
                                                1995        1994       1993
 Shares under option at beginning of period    501,415     454,595    399,655
 Options granted during period                 868,000      10,000    110,800
 Options exercised during period               (94,028)    (62,280)   (34,960)
 Options canceled/expired during period         (6,000)    (40,900)   (20,900)
                                             ---------    --------    -------
 Shares under option at end of period        1,269,387     501,415    454,595
                                             =========    ========    =======

 Options exercisable at end of period          336,634     318,915    319,014
 Shares available for future grant at
  end of period                                126,257     138,257    252,557
 Exercise price per share for options
  exercised during period                  $2.50-4.625  $2.50-5.31 $2.50-3.13
 Exercise price per share for options
  outstanding at end of period            $2.50-9.6875  $2.50-9.69 $2.50-7.50


                                                          NOTES TO CONSOLIDATED
                                                          FINANCIAL STATEMENTS
                                                          (continued)


      Other Options Granted

      As part of the Company's Finance Agreement with OPIC (see Note 5), the Company granted OPIC an option to purchase up to 100,000 shares of Common Stock on or before July 18, 2001 at $2.50 per share. This option is non-transferable and non-assignable and can be cancelled by the Company prior to its expiration if, with the prior written consent of OPIC, the Company's $750,000 ten-year convertible unsecured note payable to OPIC is repaid.

      The Company has granted Strategic Growth International, Inc. ("Strategic") an option to purchase up to 50,000 shares of Common Stock on or before October 31, 1995 at $4.125 per share and an option to purchase up to a maximum of 150,000 shares of Common Stock on or before August 31, 1997 at $7.50 per share. The options were granted in connection with financial public relations services provided by Strategic.

      On December 7, 1994, stockholders approved the Company's 1994 Non-Employee Director Stock Option Plan covering an aggregate of 300,000 shares of Common Stock. Each non-employee director is to be granted an option to purchase 5,000 shares of Common Stock following each annual stockholders' meeting. Each option is to have a five-year term and be exercisable, on a cumulative basis, as to 25% of the shares subject to the option in each year commencing one year after the date of grant at 100% of the fair market value of the Company's Common Stock on the date of grant.
      In December 1994, each of the Company's four non-employee directors were granted option to purchase 5,000 shares at an exercise price of $5.75 per share. No option granted under this plan have been exercised. The Board of Directors has adopted amendments to this plan, subject to stock-holder approval, under which future options granted would cover 10,000 shares annually, and each presently outstanding option and future options granted under this plan would be for a term of ten years and be exercisable in full commencing on the date of grant.

      See also Note 9 with respect to certain options granted and warrants issued as part of the Private Placement.

(8)   Preferred stock:

      The Company is authorized to issue up to 1,000,000 shares of Preferred Stock in series, with each series having such powers, rights, preferences, qualifications and restrictions as determined by the Board of Directors. At June 30, 1995, the Company had authorized 100,000 shares of Series
      A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), of which 27,626 shares were outstanding. Subsequent to the fiscal year end, all 27,626 shares were redeemed by the Company for the liquidation value and required redemption amount of $2,762,600.

                                                          NOTES TO CONSOLIDATED
                                                          FINANCIAL STATEMENTS
                                                          (continued)



(9)   Private placement:

      Effective August 7, 1992, following stockholder approval, the Company completed a private placement of $5,500,000 of units of the Company's securities, consisting of 2,200,000 shares of Common Stock and 2,200,000 Common Stock Purchase Warrants to purchase a like number of shares of Common Stock during a three-year period at an exercise price of $5.00 per share. The Common Stock and the Common Stock Purchase Warrants have registration rights.

      The amount placed included 400,000 shares of Common Stock and Common Stock Purchase Warrants issued in exchange for all of the Company's Series B Preferred Stock which had been purchased in February 1992 for $1,000,000 by Alfred J. Roach and Timothy J. Roach, officers, directors and principal stockholders of the Company, and another employee of the Company. Other than the 400,000 shares and Common Stock Purchase Warrants issued for all of the Company's Series B Preferred Stock, the securities were sold to investors not previously affiliated with the Company.

      The Company also granted to certain designee employees of M.H. Meyerson & Co. Inc., the private placement selling agent, the right to purchase, in units, 256,000 shares of Common Stock and Common Stock Purchase Warrants at a price of $2.833 for one share and one Warrant. The options were exercisable from August 7, 1993 until August 6, 1997. M.H. Meyerson & Co. Inc. was also entitled to receive 4% of the exercise price of certain Warrants issued in the private placement.

      During the fiscal year ended June 30, 1995, Common Stock Purchase Warrants and Unit Purchase Options issued in the private placement were exercised for 1,582,000 shares of Common Stock. Net proceeds to the Company from such exercises aggregated approximately $7,100,000. Between July 1, 1995 and August 4, 1995, the remaining Common Stock Purchase Warrants and Unit Purchase Options were exercised for 1,130,000 shares of Common Stock and the Company received additional net proceeds of approximately $5,500,000.

      In addition, in 1992 the Company entered into a Consulting Agreement with WinStar Services, Inc. ("WinStar"), for WinStar to provide financial consulting services to the Company through, as amended, July 31, 1995, including identifying and analyzing potential acquisitions and mergers, and evaluating potential investments and other financing arrangements. For its services WinStar was to receive $7,500 per month and fees with respect to various transactions that the Company entered into. The Company paid Winstar $80,000 in connection with the Company's entering into an $8,000,000 Revolving Credit Loan Agreement in January
      1995.   In  connection  with  the  consulting  arrangement,  the  Company
      issued  to   WinStar  options  to  purchase   an   aggregate  of  400,000
      shares of Common Stock. The options are exercisable from February 7, 1993 until February 6, 1996 at option


                                   36


                                                          NOTES TO CONSOLIDATED
                                                          FINANCIAL STATEMENTS
                                                          (continued)


      prices which vary from $5.00 per share for 200,000 of the shares to $7.50 per share for 80,000 of the shares. An affiliate, and an officer, of WinStar purchased 210,000 of the private placement shares and Warrants. In February 1995, in a private transaction, WinStar's options and private placement shares and Warrants were transferred to three employees of WinStar, two of whom are directors of the Company.

      The Company has filed a registration statement related to the resale of the Common Stock issued in its August 1992 private placement, the shares of Common Stock issued upon exercise of Warrants and Unit Purchase Options issued in the private placement, and which may be issued upon exercise of the options granted to WinStar. The registration statement became effective in August 1994.

      Other warrants, for the purchase of 60,000 shares of Common Stock at an exercise price of $6.56 per share and expiring in August 1998, have been issued for consulting services.

(10)  Significant customers, export sales and foreign components of income:

      Significant customers

      The following customers accounted for more than 10% of the Company's consolidated revenues during one or more of the years presented below:


                                                   Percentage of Net Sales
                                                       for Year Ended

                                              June 30,    June 24,    June 25,
                                                 1995        1994       1993

 BellSouth Corporation                            8%        11%        22%

 Telesector Resources Group                      13%        14%        17%
 (a subsidiary of NYNEX)

 GTE Control Devices                              *          *         12%

 Siecor Corporation                              30%        34%        11%

          *  denotes less than 10% for that year.

                                                          NOTES TO CONSOLIDATED
                                                          FINANCIAL STATEMENTS
                                                          (continued)



      Export sales

      For each of the three years ended June 30, 1995 export sales were less than 10% of consolidated net sales.

      Foreign components of income

      Certain immaterial subsidiaries and components of the Company operate outside the United States and Puerto Rico.

(11)  Commitments and contingencies and related party transactions:

      The Company leases real property and equipment with terms expiring through 2000. Substantially all of the real property leases contain escalation clauses related to increases in property taxes. The leases require minimum annual rentals, exclusive of real property taxes, as follows: approximately $101,000, $84,000, $83,000, $23,000 and $19,000 in 1996
      through 2000, respectively. The Company has no lease commitments beyond 2000.

      On February 1, 1994, the Company entered into an agreement to extend the term of the lease for its Dominican Republic manufacturing facilities to November 1998 at the same base rental as in effect at June 25, 1993. In connection therewith, the Company advanced approximately $634,000 toward the construction of an annex to two existing buildings that continue to be leased. The annex replaced two other buildings leased and occupied by the Company in the same industrial park. The total space occupied by the Company increased to approximately 73,000 from 70,000 square feet. The amount advanced for construction is being offset against future rentals.

      Since fiscal year 1982, the Company has leased equipment from PRC, a corporation owned by the Chairman of the Board of the Company. As required by a loan restructuring in July 1991, all leases with PRC were replaced by an agreement to lease certain equipment as a group at the rate of $200,000 per year. The lease was amended in February 1993 to extend its term until July 17, 1996 and provide for extensions until July 17, 1999 and July 17, 2001 unless cancelled by either party upon notice prior to the scheduled renewal period, with rentals at the rate of $200,000 for each year of the lease, payable in shares of Series
      A Preferred Stock (valued at their liquidation preference of $100 per share). As a result of a replacement loan agreement, entered into in January 1995, all unpaid and future rentals are payable in cash.
      At June 30, 1995, accrued rent owed under this agreement totalled $200,000 which was subsequently paid. Although neither the Company nor PRC is obligated to renew the equipment lease beyond July 17, 1996, it is the Company's intention to seek renewals of the equipment lease for at least the next six years.

      The  equipment  under  lease  from  PRC  was  purchased  by  PRC  at various  times  since  1982  when  the  Company  began  leasing
      equipment  from  PRC.   The  Company  is  advised  that  PRC


                                 38


                                                          NOTES TO CONSOLIDATED
                                                          FINACIAL STATEMENTS
                                                          (continued)

      employs  a  depreciation  schedule that fully  depreciates  assets  over a maximum of 10 years or the asset's useful life, whichever is shorter, and that the original cost of assets under lease to the Company at June 30, 1995 was approximately $2,803,000 with a current
      carrying  value  of  approximately  $321,000.   All equipment under lease
      has been of good quality and most, if not all, equipment is expected to remain usable by the Company for at least six more years. From time to time, new purchases of equipment by PRC may replace or be added to the equipment under lease. It is both the Company's and PRC's intention that these purchases will be to maintain the level of performance of the equipment and not increase the rentals paid by the Company.

      Rental expense, including property taxes, for fiscal 1995, 1994 and 1993 was approximately $613,000, $556,000 and $619,000, respectively, including $200,000 each year relating to the equipment leases with PRC. The Company has noninterest-bearing accounts payable to PRC which were incurred over a period of time prior to fiscal 1991 for equipment rental in the amount of $488,000.

(12)  Accrued liabilities:

      Accrued liabilities consist of the following:

                                                 June 30,    June 24,
                                                     1995       1994
                                                 (amounts in thousands)

       Payroll, incentive and vacation            $ 532       $ 535
       Accrued payroll taxes                        141         114
       Legal and professional fees                  400         355
       Accrued rent                                 201         200
       Other                                        280         193
                                                 ------      ------
                                                 $1,554      $1,397
                                                 ======      ======


                                                          NOTES TO CONSOLIDATED
                                                          FINANCIAL STATEMENTS
                                                          (continued)


(13)  Quarterly Results (unaudited):

      The following table reflects the unaudited quarterly results of the Company for the years June 30, 1995 and June 24, 1994:

                                                                     Net Profit
                                                                     Per Common
                                                                     and Common
                               Gross       Operating    Net Profit   Equivalent
                 Net Sales     Profit      Income       Loss)        Share

Quarter Ended

September 30,
 1994         $10,456,000     3,115,000    $ 700,000    $ 536,000      $ 0.10

December 30,
 1994          10,661,000     3,177,000      760,000      607,000        0.11

March 31,
 1995          11,502,000(1)  4,001,000    1,579,000    1,426,000        0.21

June 30,
 1995          11,211,000     2,755,000      563,000      373,000        0.09


Quarter Ended

September 24,
 1993          $9,090,000     2,402,000      679,000      441,000      $ 0.10

December 31,
 1993           9,805,000     2,526,000      584,000      838,000        0.13

March 25,
 1994          10,886,000(1)  3,381,000    1,320,000    1,193,000        0.17

June 24,
 1994(2)       10,366,000     2,523,000      484,000      (83,000)      (0.02)

----------------------
(1) Includes payments received from AT&T of $777,000 and $680,000 in the third quarter of fiscal 1995 and 1994, respectively, for shortfalls or purchases by AT&T from the Company under the Company's 1988 Agreement with AT&T. (See Note 3.)

(2) Includes offering costs of $458,000 expensed in the fourth quarter for a terminated offering.

Item 9.  Disagreements on Accounting and Financial Disclosure

         Not applicable.

                                         PART III

      The information called for by Part III (Items 10, 11, 12 and 13 of Form 10-K) is incorporated herein by reference to such information which will be contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company's 1995 Annual Meeting of Stockholders.

                                          PART IV

Item 14.   Exhibits, Financial Statement Schedules and Report on Form 8-K

  (a)      1.  Financial Statements

  The Consolidated Financial Statements of TII Industries, Inc. and subsidiaries are included in Item 8 of this report, at which point an Index thereof also appears.

           2.  Financial Statement Schedules

             Report of Independent Public Accountants on Schedules    S-1
             Schedule I -Marketable Securities - Other Investments    S-2
             Schedule III - Valuation and Qualifying Accounts         S-3
             Schedule V - Property and Equipment                      S-4
             Schedule VI - Accumulated Depreciation
                           and Amortization                           S-7 to S-9
             Schedule VIII - Valuation and Qualifying Accounts        S-10

  Supplementary schedules called for under Regulation S-X, other than Schedules I, V, VI and VIII are either not applicable or are included in the consolidated financial statements or notes thereto.

 3.  Exhibits

 Exhibit Number                       Description

 3(a)(1) Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 18, 1978. Incorporated by reference to Exhibit 3(a)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 (File No. 1-8048).

 3(a)(2) Certificate of Amendment of Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on January 22, 1980. Incorporated by reference to Exhibit 3(a)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 (File No. 1-8048).

 3(a)(3) Certificate of Amendment of Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 23, 1981. Incorporated by reference to
              Exhibit 3(a)(3) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 (File No. 1-8048).

 3(a)(4) Certificate of Amendment of Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 4, 1981. Incorporated by reference to
              Exhibit 3(a)(4) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 (File No. 1-8048).

 3(a)(5) Certificate of Amendment of Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 11, 1986. Incorporated by reference to
              Exhibit 3(a)(5) to the Company's Registration Statement on Form S-8 (File No. 33-11149).

 3(a)(6) Certificate of Amendment of Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 16, 1987. Incorporated by reference to
              Exhibit 4.06 to the Company's Registration Statement on Form S-8 (File No. 33-53180).

 3(a)(7) Certificate of Amendment of Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on January 10, 1990. Incorporated by reference to
              Exhibit 4(c)(7) to the Company's Registration Statement on Form S-8 (File No. 33-37310).

 3(a)(8)(A)   Certificate of Designations with respect to the Company's Series
              A Cumulative Convertible Redeemable Preferred Stock, as filed with the Secretary of State of the State of Delaware on July 9, 1991. Incorporated by reference to Exhibit 4(b)(3) to the Company's Current Report on Form 8-K for the month of July 1991
              (File No. 1-8048).

 3(a)(8)(B)   Certificate of Amendment to Certificate of Designations with respect to the Company's Series A Cumulative Convertible
              Redeemable Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 2, 1993. Incorporated

 Exhibit Number                    Description

              by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 1993 (File No. 1-8048).

 3(a)(9) Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State
              of Delaware on April 25,  1994.   Incorporated by reference to
              Exhibit 4.01(j) to Amendment No. 2 to the Company's Registration Statement on Form S-3 (File No. 33-64980).

 3(b) By-laws of the Company, as amended. Incorporated by reference to Exhibit 4.02 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 33-64980).

 4(a)(1)(A)   Revolving Credit Loan Agreement dated January 31, 1995 among TII
              International, Inc. ("International"),  the Company and Chemical
              Bank (the "Bank"). Incorporated by reference to Exhibit 4.1(a) to the Company's Current Report on Form 8-K dated January 31,
              1995 (date of earliest event reported) (File No. 1-8048).

 4(a)(1)(B)*  First Amendment dated as of August 3, 1995 to the Revolving
              Credit Agreement among International, the Company and the Bank.

 4(a)(2) Joint and Several Guaranty of Payment dated January 31, 1995 executed in favor of the Bank by the Company and TII Industries NC, Inc., TII Dominicana, Inc., TII Electronics, Inc., Ditel,
              Inc., TII Corporation and Telecommunications Industries, Inc., direct or indirect subsidiaries of the Company. Incorporated by reference to Exhibit 4.1(b) to the Company's Current Report on Form 8-K dated January 31, 1995 (date of earliest event reported) (File No. 1-8048).

 4(a)(3) Pledge Agreement dated January 31, 1995 between International and the Bank. Incorporated by reference to Exhibit 4.1(c) to the Company's Current Report on Form 8-K dated January 31, 1995 (date of earliest event reported) (File No. 1-8048).

 4(a)(4) Security Agreement dated January 31, 1995 between the Company and the Bank. Incorporated by reference to Exhibit 4.1(d) to the Company's Current Report on Form 8-K dated January 31, 1995 (date of earliest event reported) (File No. 1-8048).

 4(a)(5) Assignment of Accounts Receivable Agreement dated January 31, 1995 executed by the Company in favor of the Bank. Incorporated by reference to Exhibit 4.1(e) to the Company's Current Report on Form 8-K dated January 31, 1995 (date of earliest event reported) (File No. 1-8048).

 4(a)(6) Stock Pledge Agreement dated January 31, 1995 between the Company and the Bank. Incorporated by reference to Exhibit 4.1(f) to the Company's Current Report on Form 8-K dated January 31, 1995 (date of earliest event reported) (File No. 1-8048).

 Exhibit Number                    Description

 4(a)(7) Security Agreement dated January 31, 1995 between Ditel, Inc., an indirect subsidiary of the Company, and the Bank. Incorporated by reference to Exhibit 4.1(g) to the Company's Current Report on Form 8-K dated January 31, 1995 (date of earliest event reported) (File No. 1-8048).

 10(a)(1)+    1983  Employee  Incentive  Stock  Option  Plan  of the Company, as
              amended.      Incorporated by reference to Exhibit 10(a)(1) to the
              Company's  Annual  Report  on  Form 10-K for the fiscal year ended
              June 24, 1994 (File No. 1-8048).

 10(a)(2)+    1986  Stock  Option Plan of the Company, as amended.  Incorporated by  reference  to  Exhibit  10(a)(2)(ii)  to  the Company's Annual
              Report  on Form 10-K for the fiscal year ended June 24, 1994 (File
              No. 1-8048).

 10(a)(3)+    1994  Non-Employee  Director  Stock  Option Plan.  Incorporated by
              reference to Exhibit 10(a)(2)(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 (File No. 1-
              8048).

 10(b)(1)+    Employment  Agreement dated August 7, 1992 between the Company and
              Timothy J. Roach. Incorporated by reference to Exhibit 10(b)(66) to the Company's Current Report on Form 8-K for the month of August 1992 (File No. 1-8048).

10(c)(1)(A)+  Consulting  Agreement  dated  June 2, 1992 between the Company and
              WinStar Services, Inc. Incorporated by reference to Exhibit 10(b)(63) to the Company's Current Report on Form 8-K for the month of August 1992 (File No. 1-8048).

10(c)(1)(B)+  Letter  Agreement dated September 21, 1993 between the Company and
              WinStar Services, Inc. Incorporated by reference to Exhibit 10(b)(63)(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 1993 (File No. 1-8048).

10(c)(1)(C)+  Letter  Agreement dated September 14, 1994 between the Company and
              WinStar Services, Inc. Incorporated by reference to Exhibit 10(b)(63)(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 (File No. 1-8048).

10(c)(2)+     Form  of  Options  issued  to  WinStar Services, Inc.  Included as
              Exhibit 4(b)(8) to the Company's Current Report on Form 8-K for the month of August 1992 (File No. 1-8048).

10(d)(1)(A)+  Equipment  Lease  dated  July  18,  1991 between PRC Leasing, Inc.
              ("PRC") and the Company. Incorporated by reference to Exhibit 10(b)(57) to the Company's Current Report on Form 8-K for the month of July 1991 (File No. 1-8048).

10(d)(1)(B)+  Amendment  dated  July  18, 1992  to  Equipment  Lease  dated
              July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(b)(67) to the Company's

 Exhibit Number                    Description

              Annual Report on Form 10-K for fiscal year ended June 25, 1993 (File No. 1-8048).


10(d)(1)(C)+  Second  Amendment dated February 25, 1993 to Equipment Lease dated
              July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(b)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 1993 (File No. 1-
              8048).

10(d)(1)(D)   Restated  Third  Amendment  dated  December  14, 1993 to Equipment
              Lease  dated  July  18,  1991  between  the  Company  and  PRC.
              Incorporated by reference to Exhibit 4(d) to Amendment No. 2 to the Schedule 13D filed by Alfred J. Roach (File No. 1-8048).

10(e)(1)(A)   Finance Agreement  dated  June  26, 1991 between Overseas Private
              Investment Corporation ("OPIC") and the Company. Incorporated by reference to Exhibit 10(b)(53) to the Company's Current Report on Form 8-K for the month of August 1992 (File No. 1-8048).

10(e)(1)(B)   Amendment  dated July 18, 1991 to Finance Agreement dated June 26,
              1991  between  OPIC and the Company.  Incorporated by reference to
              Exhibit 10(b)(56) to the Company's Current Report on Form 8-K for the month of August 1992 (File No. 1-8048).

10(e)(1)(C)   Letter Agreement dated July 18, 1991 between the Company and OPIC.
              Incorporated  by  reference to Exhibit 10(b)(62)  to the Company's
              Current Report on Form 8-K for the month of July 1991 (File No. 1-
              8048).

10(e)(2) Promissory Note dated July 19, 1991 for the principal amount of $750,000 issued by the Company to OPIC. Incorporated by reference to Exhibit 10(b)(55) to the Company's Current Report on Form 8-K for the month of July 1991 (File No. 1-8048).

10(e)(3) Option to Purchase 250,000 Shares of Common Stock of the Company granted to OPIC on July 18, 1991. Incorporated by reference to
              Exhibit 10(a)(3) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 (File No. 1-8048).

10(f)(1)(A)   Investor  Relations  Consultant  Agreement  dated October 30, 1992 between  the  Company  and  Strategic  Growth  International, Inc.
              ("Strategic").    Incorporated by reference to Exhibit 10.11(a) to
              Amendment No. 1 to the Company's Registration Statement on Form S-
              3 (File No. 33-64980).

10(f)(1)(B)*  Letter  Agreement  dated  July  24,  1995  between the Company and
              Strategic.

10(f)(2) Option dated November 1, 1992 issued to Strategic. Incorporated by reference to Exhibit 10.11(b) to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 33-64980).


                                       45



 Exhibit Number                    Discription

10(f)(3)(A)   Stock Option Agreement dated September 14, 1994  between the
              Company  and  Strategic, as amended.  Incorporated by reference to
              Exhibit 10(b)(70)(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 and to Exhibit 10(f)(1)(B) filed herewith.

 10(f)(4) Letter Agreement dated September 14, 1994 between the Company and Strategic modifying registration rights granted to Strategic. Incorporated by reference to Exhibit 10(b)(71) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 (File No. 1-8048).

 10(g)(1) Lease Contract dated December 15, 1989 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(c)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1990 (File No. 1-
              8048).

 10(g)(2)*    Consolidated  Contract  of  Lease  Renewal  and Construction dated
              February 1, 1994 between TII Dominicana, Inc., a subsidiary of the
              Company,   and  The  Industrial  Development  Corporation  of  the
              Dominican Republic.

 11*          Calculation of earnings per share.

 22 Subsidiaries of the Company. Incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994.

 24*          Consent of independent public accountants.

 27*          Financial data schedule.
 __________________
 *        Filed herewith.
 +        Management contract or compensatory plan or arrangement.

 (b)   Report on Form 8-K

       No reports on Form 8-K were filed during the quarter ended June 30, 1995.


                                        UNDERTAKING

     The undersigned hereby undertakes to furnish to the Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries not filed herewith. Such instruments have not been filed since none are, nor are being, registered under Section 12 of the Securities and Exchange Act of 1934 and the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

                                        Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TII INDUSTRIES, INC.
                                        (Registrant)


  September 28, 1995                    By /s/     Richard P. Bankosky
                                          Richard P. Bankosky, Treasurer,
                                          Vice President-Finance and CFO
                                          (Principal Financial and Accounting
                                          Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  September 28, 1995                    /s/            Alfred J. Roach
                                          Alfred J. Roach, Chairman of the
                                          Board of Directors and Director


  September 28, 1995                    /s/           Timothy J. Roach
                                          Timothy J. Roach, President (Chief
                                          Executive Officer) and Director


  September 28, 1995                    /s/            Richard P. Bankosky
                                          Richard P. Bankosky, Treasurer,
                                          Vice President-Finance and CFO
                                          (Principal Financial and Accounting
                                          Officer)

  September 28, 1995                    /s/             C. Bruce Barksdale
                                          C. Bruce Barksdale, Senior Vice
                                          President and Director

  September 28, 1995                    /s/          Dorothy Roach
                                          Dorothy Roach, Secretary
                                          and Director


  September 28, 1995                    /s/         Joseph C. Hogan
                                          Joseph C. Hogan, Director



  September 28, 1995                    /s/          James R. Grover, Jr.
                                          James R. Grover, Jr., Director


  September 28, 1995                    /s/           William J. Rouhana, Jr.
                                          William J. Rouhana, Jr., Director



  September 28, 1995                    /s/             Timothy R. Graham
                                              Timothy R. Graham, Director

                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

 To TII Industries, Inc.:


 We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of TII Industries, Inc. and subsidiaries as of June 30, 1995 and June 24, 1994, and for each of the three years in the period ended June 30, 1995, included in this Form 10-K and have issued our report thereon dated September 27, 1995. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules for the years ended June 30, 1995, June 24, 1994 and June 25, 1993, listed under Item 14(a) of this Form 10-K are the responsibility of the Company's management, are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

 Arthur Andersen LLP




 San Juan, Puerto Rico
 September 27, 1995.

 Stamp No.  1314918 of the
 Puerto Rico Society of
 Certified Public Accountants
 has been affixed to the
 original copy of this report.

                                                                    SCHEDULE I

                           TII INDUSTRIES, INC. AND SUBSIDIARIES
                         MARKETABLE SECURITIES - OTHER INVESTMENTS
                                       JUNE 30, 1995


                                                                 Amount at
                                                                 which each
                        Number of                                portfolio
                        shares                     Market        of equity
                        or units                   values of     security
                        principal                  of each       issues and each
Name of Issuer          amount                     issue at      other security
and title of            of bond      Cost of       balance       carried in the
each issue              and notes    each issue    sheet         balance sheet
--------------------    ----------   ----------    -----------   -----------
U.S. Treasury Bill
 of 08/10/95            $1,160,000    $1,124,344    $1,124,344     $1,124,344

U.S. Treasury Note
 of 02/15/98               300,000       302,085       309,843        309,843

Fed. Agricultural
 Mtge. Corp. Note of
 07/05/95                  145,000       142,787       144,950        144,950

Fed. Farm Credit Bank
Bond of 07/05/95           100,000       100,000       100,016        100,016

Ford Motor Credit Co.
 Note of 12/11/95          100,000        99,621       100,125        100,125

Standard Credit Card
 Master Tr. of 08/07/97    410,000       418,712       418,454        418,454

Chemical Bank Trust
 Cash                       67,978        67,978        67,978         67,978
                                       _________     _________      _________
                                      $2,255,527    $2,265,710     $2,265,710
                                       =========     =========      =========

                                                                  SCHEDULE III

                           TII INDUSTRIES, INC. AND SUBSIDIARIES
                       ____________________________________________

                             VALUATION AND QUALIFYING ACCOUNTS
                       ____________________________________________

                                                    ADDITIONS
                                  BALANCE AT       CHARGED TO      BALANCE AT
                                 BEGINNING OF       COST AND         END OF
                                    YEAR           EXPENSES         PERIOD
                               ---------------  ----------------  ------------
CLASSIFICATION
 JUNE 30, 1995                $1,166,000          $300,000     $1,466,000
  INVENTORY OBSOLESCENCE         ======            ======        ======


 JUNE 24, 1994                $1,066,000          $100,000     $1,166,000
  INVENTORY OBSOLESCENCE         ======            ======        ======

 JUNE 25, 1993                  $547,000          $519,000     $1,066,000
  INVENTORY OBSOLESCENCE         ======            ======        ======



                                                                   SCHEDULE V

                           TII INDUSTRIES, INC. AND SUBSIDIARIES
                   ____________________________________________________
                                  PROPERTY AND EQUIPMENT
                   _____________________________________________________
                                       June 30, 1995
                     Balance                             Other          Balance
                     at                                  Changes        at
                     June 24,   Additions                Add            June 30,
Classification       1994       at cost    Retirements   (Deduct)(b)    1995
-------------        ------      -------     --------      --------      ------
 Machinery and   $15,216,000   $1,841,000    $(600,000)  $(229,000)  $16,228,000
 Equipment                              (a)

 Tools, Dies       5,466,000      550,000       ---         11,000     6,027,000
 and Molds

 Leasehold         4,881,000      556,000       ---        218,000     5,655,000
 Improvements

 Office
 Fixtures,
 Equipment and
 Other             2,410,000      216,000      (20,000)      ---       2,606,000
                   _________     ________     _________   _________   __________
                 $27,973,000   $3,163,000    $(620,000)        ---   $30,516,000
                  ==========    =========     =========   =========   ==========


                    Balance                               Other         Balance
                    at                                    Changes       at
                    June 25,   Additions                  Add           June 24,
Classification      1993       at cost      Retirements   (Deduct)(b)   1994
--------------      -------    --------      ---------      --------   ---------
 Machinery and    $15,218,000  $668,000(a)  $(269,000)   $(401,000)  $15,216,000
 Equipment

 Tools, Dies and    5,236,000   226,000         ---          4,000     5,466,000
 Molds

 Leasehold          4,096,000   416,000         ---        369,000     4,881,000
 Improvements

 Office
 Fixtures,
 Equipment and
 Other              2,229,000   185,000       (32,000)      28,000     2,410,000
                   __________  _________     _________     ________   __________
                  $26,779,000 $1,495,000    $(301,000)        ---    $27,973,000
                   ==========  =========     =========     ========   ==========


                     Balance    Additions                              Balance
                     at         Charged to                 Other       at
                     June 26,   Costs and                  Changes     June 25,
Classification       1992       Expenses    Retirements   (Deduct)(b)  1993
--------------       -------    ---------    --------      ---------   --------
 Machinery and   $14,808,000   $350,000(a)     ----       $60,000    $15,218,000
 Equipment

 Tools, Dies and   4,991,000    240,000        ----         5,000      5,236,000
 Molds

 Leasehold         3,769,000    271,000        ----        56,000      4,096,000
 Improvements

 Office
 Fixtures,
 Equipment and
 Other             2,062,000    305,000       (17,000)   (121,000)     2,229,000
                   _________   ________     ___________  ________     __________
                 $25,630,000  $1,166,000     $(17,000)   $   ---     $26,779,000
                  ==========   =========      ========    =======     ==========

                (a) All additions, except $5000 leased were purchased for cash.
                (b) All changes are reclassifications of assets.

                                                                   SCHEDULE VI

                           TII INDUSTRIES, INC. AND SUBSIDIARIES
                   ____________________________________________________
                         ACCUMULATED DEPRECIATION AND AMORTIZATION
                   _____________________________________________________
                                       June 30, 1995

                               Additions                  Other
                               Charged to                 Changes
                   Balance at  Costs                      Add         Balance at
                   June 24,    and                        (Deduct)    June 30,
Classification     1994        Expenses    Retirements    (a)         1995
--------------     ----------  ---------   -----------    --------    --------
 Machinery and    $10,706,000    $947,000(a)  $(497,000)     ---     $11,156,000
 Equipment

 Tools, Dies and    3,559,000     394,000       ---          ---       3,953,000
 Molds
 Leasehold          2,966,000     301,000       ---          ---       3,267,000
 Improvements

 Office
 Fixtures,
 Equipment and
 Other              1,827,000     119,000       (20,000)      ---      1,926,000
                   __________  __________     __________   ________   __________
                  $19,058,000  $1,761,000     $(517,000)      ---    $20,302,000
                   ==========   =========      =========   ========   ==========


                                Additions                 Other
                                Charged to                Changes
                    Balance at  Costs                     Add         Balance at
                    June 25,    and                       (Deduct)    June 24,
Classification      1993        Expenses  Retirements     (a)         1994
--------------      ----------  --------   --------       --------    ---------
 Machinery and    $10,035,000  $936,000(a) $(263,000)     $(2,000)   $10,706,000
 Equipment

 Tools, Dies and    3,136,000     423,000      ---            ---      3,559,000
 Molds

 Leasehold          2,756,000     210,000      ---            ---      2,966,000
 Improvements

 Office
 Fixtures,
 Equipment and
 Other              1,739,000     118,000     (32,000)      2,000      1,827,000
                  ___________  _________     _________    ________   ___________
                  $17,666,000  $1,687,000    $(295,000)      ---     $19,058,000



                                Additions                  Other
                                Charged to                Changes
                    Balance at  Costs                      Add        Balance at
                    June 24,    and                        (Deduct)   June 25,
Classification      1995        Expenses   Retirements     (a)        1993
--------------      ---------   --------   -----------   ----------  ---------
 Machinery and      $9,084,000    $951,000(a)  ----          ---     $10,035,000
 Equipment

 Tools, Dies and     2,723,000     413,000     ----          ---       3,136,000
 Molds

 Leasehold           2,575,000     181,000     ----          ---       2,756,000
 Improvements

 Office Fixtures,
 Equipment and
 Other               1,650,000     105,000    (16,000)       ---       1,739,000
                    __________  __________   _________     ________   __________
                   $16,032,000  $1,650,000   $(16,000)       ---     $17,666,000
                    ==========   =========    ========     ========   ==========

                   (a) All changes are reclassifications assets.


                                   TII INDUSTRIES, INC.


                                        EXHIBITS TO



                                ANNUAL REPORT ON FORM 10-K


                                 FOR THE FISCAL YEAR ENDED



                                       JUNE 30, 1995

                                  EXHIBIT INDEX
                                  -------------

 Exhibit Number                    Description

3(a)(1) Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 18, 1978. Incorporated by reference to Exhibit 3(a)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 (File No. 1-8048).

3(a)(2) Certificate of Amendment of Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on January 22, 1980. Incorporated by reference to
            Exhibit 3(a)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 (File No. 1-8048).

3(a)(3) Certificate of Amendment of Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 23, 1981. Incorporated by reference to Exhibit 3(a)(3) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 (File No. 1-8048).

3(a)(4) Certificate of Amendment of Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 4, 1981. Incorporated by reference to
            Exhibit 3(a)(4) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 (File No. 1-8048).

3(a)(5) Certificate of Amendment of Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 11, 1986. Incorporated by reference to
            Exhibit 3(a)(5) to the Company's Registration Statement on Form S-8 (File No. 33-11149).

3(a)(6) Certificate of Amendment of Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 16, 1987. Incorporated by reference to
            Exhibit 4.06 to the Company's Registration Statement on Form S-8 (File No. 33-53180).

3(a)(7) Certificate of Amendment of Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on January 10, 1990. Incorporated by reference to
            Exhibit 4(c)(7) to the Company's Registration Statement on Form S-8 (File No. 33-37310).

3(a)(8)(A)  Certificate  of Designations with respect to the Company's Series A
            Cumulative Convertible Redeemable Preferred Stock, as filed with the Secretary of State of the State of Delaware on July 9, 1991. Incorporated by reference to Exhibit 4(b)(3) to the Company's Current Report on Form 8-K for the month of July 1991 (File No. 1-
            8048).

3(a)(8)(B)  Certificate  of  Amendment  to  Certificate  of  Designations  with respect to the Company's Series A Cumulative Convertible Redeemable Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 2, 1993. Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 1993 (File No. 1-8048).

 Exhibit Number                    Description

3(a)(9) Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on April 25, 1994. Incorporated by reference to Exhibit 4.01(j) to Amendment No. 2 to the Company's Registration Statement on Form S-3 (File No. 33-64980).

3(b)        By-laws  of  the Company, as amended.  Incorporated by reference to
            Exhibit 4.02 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 33-64980).

4(a)(1)(A)  Revolving  Credit  Loan  Agreement dated January 31, 1995 among TII
            International, Inc. ("International"), the Company and Chemical Bank (the "Bank"). Incorporated by reference to Exhibit 4.1(a) to the Company's Current Report on Form 8-K dated January 31, 1995 (date of earliest event reported) (File No. 1-8048).

4(a)(1)(B)* First  Amendment dated as of August 3, 1995 to the Revolving Credit
            Agreement among International, the Company and the Bank.

4(a)(2) Joint and Several Guaranty of Payment dated January 31, 1995 executed in favor of the Bank by the Company and TII Industries NC, Inc., TII Dominicana, Inc., TII Electronics, Inc., Ditel, Inc., TII Corporation and Telecommunications Industries, Inc., direct or indirect subsidiaries of the Company. Incorporated by reference to Exhibit 4.1(b) to the Company's Current Report on Form 8-K dated January 31, 1995 (date of earliest event reported) (File No. 1-
            8048).

4(a)(3) Pledge Agreement dated January 31, 1995 between International and the Bank. Incorporated by reference to Exhibit 4.1(c) to the Company's Current Report on Form 8-K dated January 31, 1995 (date of earliest event reported) (File No. 1-8048).

4(a)(4) Security Agreement dated January 31, 1995 between the Company and the Bank. Incorporated by reference to Exhibit 4.1(d) to the Company's Current Report on Form 8-K dated January 31, 1995 (date of earliest event reported) (File No. 1-8048).

4(a)(5) Assignment of Accounts Receivable Agreement dated January 31, 1995 executed by the Company in favor of the Bank. Incorporated by reference to Exhibit 4.1(e) to the Company's Current Report on Form 8-K dated January 31, 1995 (date of earliest event reported) (File No. 1-8048).

4(a)(6) Stock Pledge Agreement dated January 31, 1995 between the Company and the Bank. Incorporated by reference to Exhibit 4.1(f) to the Company's Current Report on Form 8-K dated January 31, 1995 (date of earliest event reported) (File No. 1-8048).

4(a)(7) Security Agreement dated January 31, 1995 between Ditel, Inc., an indirect subsidiary of the Company, and the Bank. Incorporated by reference to Exhibit 4.1(g) to the Company's Current Report on Form 8-K dated January 31, 1995 (date of earliest event reported) (File No. 1-8048).

 Exhibit Number                    Description

10(a)(1)+    1983  Employee  Incentive  Stock  Option  Plan  of  the Company, as
             amended.      Incorporated  by reference to Exhibit 10(a)(1) to the
             Company's Annual Report on Form 10-K for the fiscal year ended June
             24, 1994 (File No. 1-8048).

10(a)(2)+    1986 Stock Option Plan of the Company, as amended.  Incorporated by reference to Exhibit 10(a)(2)(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 (File No. 1-
             8048).

10(a)(3)+    1994  Non-Employee  Director  Stock  Option  Plan.  Incorporated by
             reference to Exhibit 10(a)(2)(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 (File No. 1-
             8048).

10(b)(1)+    Employment  Agreement  dated August 7, 1992 between the Company and
             Timothy J. Roach. Incorporated by reference to Exhibit 10(b)(66) to the Company's Current Report on Form 8-K for the month of August
             1992 (File No. 1-8048).

10(c)(1)(A)+ Consulting  Agreement  dated  June  2, 1992 between the Company and
             WinStar Services, Inc. Incorporated by reference to Exhibit 10(b)(63) to the Company's Current Report on Form 8-K for the month of August 1992 (File No. 1-8048).

10(c)(1)(B)+ Letter  Agreement  dated September 21, 1993 between the Company and
             WinStar Services, Inc. Incorporated by reference to Exhibit 10(b)(63)(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 1993 (File No. 1-8048).

10(c)(1)(C)+ Letter  Agreement  dated September 14, 1994 between the Company and
             WinStar Services, Inc. Incorporated by reference to Exhibit 10(b)(63)(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 (File No. 1-8048).

10(c)(2)+    Form  of  Options  issued  to  WinStar  Services, Inc.  Included as
             Exhibit 4(b)(8) to the Company's Current Report on Form 8-K for the month of August 1992 (File No. 1-8048).

10(d)(1)(A)+ Equipment  Lease  dated  July  18,  1991  between PRC Leasing, Inc.
             ("PRC") and the Company. Incorporated by reference to Exhibit 10(b)(57) to the Company's Current Report on Form 8-K for the month of July 1991 (File No. 1-8048).

10(d)(1)(B)+ Amendment  dated  July  18,  1992 to Equipment Lease dated July 18,
             1991  between  the  Company  and PRC.  Incorporated by reference to
             Exhibit 10(b)(67) to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 1993 (File No. 1-8048).

10(d)(1)(C)+ Second  Amendment  dated February 25, 1993 to Equipment Lease dated
             July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(b)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 1993 (File No. 1-
             8048).

 Exhibit Number                    Description

10(d)(1)(D)  Restated Third Amendment dated December 14, 1993 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 4(d) to Amendment No. 2 to the Schedule 13D filed by Alfred J. Roach (File No. 1-8048).

10(e)(1)(A)  Finance  Agreement  dated  June  26,  1991 between Overseas Private
             Investment Corporation ("OPIC") and the Company. Incorporated by reference to Exhibit 10(b)(53) to the Company's Current Report on Form 8-K for the month of August 1992 (File No. 1-8048).

10(e)(1)(B)  Amendment  dated  July 18, 1991 to Finance Agreement dated June 26,
             1991  between  OPIC  and the Company.  Incorporated by reference to
             Exhibit 10(b)(56) to the Company's Current Report on Form 8-K for the month of August 1992 (File No. 1-8048).

10(e)(1)(C)  Letter  Agreement dated July 18, 1991 between the Company and OPIC.
             Incorporated by reference to Exhibit 10(b)(62) to the Company's Current Report on Form 8-K for the month of July 1991 (File No. 1-
             8048).

10(e)(2) Promissory Note dated July 19, 1991 for the principal amount of $750,000 issued by the Company to OPIC. Incorporated by reference to Exhibit 10(b)(55) to the Company's Current Report on Form 8-K for the month of July 1991 (File No. 1-8048).

10(e)(3) Option to Purchase 250,000 Shares of Common Stock of the Company granted to OPIC on July 18, 1991. Incorporated by reference to
             Exhibit 10(a)(3) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 (File No. 1-8048).

10(f)(1)(A)  Investor  Relations  Consultant  Agreement  dated  October 30, 1992 between the Company and Strategic Growth International, Inc. ("Strategic"). Incorporated by reference to Exhibit 10.11(a) to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 33-64980).

10(f)(1)(B)* Letter Agreement  dated  July  24,  1995  between  the Company and
             Strategic.

10(f)(2) Option dated November 1, 1992 issued to Strategic. Incorporated by reference to Exhibit 10.11(b) to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 33-64980).

10(f)(3)(A)  Stock Option Agreement dated September 14, 1994 between the Company and Strategic, as amended. Incorporated by reference to Exhibit 10(b)(70)(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 and to Exhibit 10(f)(1)(B) filed herewith.

10(f)(4) Letter Agreement dated September 14, 1994 between the Company and Strategic modifying registration rights granted to Strategic. Incorporated by reference to Exhibit 10(b)(71) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 (File No. 1-8048).

 Exhibit Number                    Description

10(g)(1) Lease Contract dated December 15, 1989 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(c)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1990 (File No. 1-
            8048).

10(g)(2)*   Consolidated  Contract  of  Lease  Renewal  and  Construction dated
            February  1,  1994 between TII Dominican, Inc., a subsidiary of the
            Company, and the Industrial Development Corporation of the Dominican Republic.

 11*        Calculation of earnings per share.

 22 Subsidiaries of the Company. Incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994.

 24*           Consent of independent public accountants.

 27*           Financial data schedule.

 __________________
 *     Filed herewith.
 +     Management contract or compensatory plan or arrangement.

                                    Exhibit 4(a)(1)(B)





                      FIRST AMENDMENT dated as of August 3, 1995 to the Revolving Credit Loan Agreement (as it may be amended, modified, supplemented or restated, the "Loan Agreement") dated January 31, 1995 among TII INTERNATIONAL, INC., a Delaware corporation (the "Borrower"); TII INDUSTRIES, INC., a Delaware corporation ("Industries"); and CHEMICAL BANK, a New York State banking Corporation (the "Bank").

 WHEREAS, the Borrower and Industries have requested and the Bank hereby agrees to amend the Loan Agreement to reflect the requests herein set forth:

 NOW, THEREFORE, the Borrower, Industries and the Bank hereby agree as follows:

     1. Amendment to Article VI, Affirmative Covenants, Section 6.03, Financial Statements, Reports, Etc. (g)

           Section 6.03(g) of the Loan Agreement is hereby amended by deleting it in its entirety and by substituting therefor the following:

              "(g)  Within one hundred (100) days after the end of each Fiscal
               Year, a one (1) year operating plan including balance sheet and income statement, prepared on a consolidated basis, and prepared by the chief financial officer of Industries, in form and substance satisfactory to the Bank in its sole discretion."

     2. Amendment to Article VII, Negative Covenants, Section 7.02. Liens and Encumbrances(e).

           Section 7.02(e) of the Loan Agreement is hereby amended by deleting "80%" and by substituting therefor "100%".

     3. Amendment to Article VII, Negative Covenants, Section 7.12. Dividends, Stock Redemption and Stock Purchase.

           Section 7.12 of the Loan Agreement is hereby amended by deleting the "." at the end of such section and by inserting the following:

               "and  (c)  Industries  may  redeem up to 15,000 shares of its
                Series A Cumulative Convertible Redeemable Preferred Stock at an aggregate price of $1,500,000."

 This FIRST AMENDMENT shall be construed and enforced in accordance with the laws of the State of New York.

 All capitalized terms not otherwise defined herein are used with the respective meanings given to such terms in the Loan Agreement.

 Except as expressly waived herein, the Loan Agreement shall continue in full force and effect in accordance with the original terms thereof. The FIRST AMENDMENT herein contained is limited specifically to the matters set forth above and does not constitute directly or by implication an amendment or waiver of any other provision of the Loan Agreement or any default which may occur or may have occurred under the Loan Agreement.

 The Company hereby represents that, after giving effect to this FIRST AMENDMENT, no Event of Default or default exists under the Loan Agreement or any other related documents.

 This FIRST AMENDMENT may be executed in counterparts, each of which shall constitute an original but all of which, when taken together, shall constitute but one FIRST AMENDMENT. This FIRST AMENDMENT shall be come effective when duly executed counterparts hereof which, when taken together, bear the signatures of each of the parties hereto shall have been delivered to the Bank.

 IN WITNESS WHEREOF, the Borrower, Industries and the Bank caused this FIRST AMENDMENT to be duly executed by their duly authorized officers all as of the day and year first above written.

                                     TII INTERNATIONAL, INC.

                                     By:   /s/ Richard Bankosky
                                     Name: Richard Bankosky
                                     Title: Treasurer, Vice President-Finance
                                            and C.F.O. (Principal Financial
                                            and Accounting Officer)

                                     TII INDUSTRIES, INC.

                                     By:  /s/ Richard Bankosky
                                     Name: Richard Bankosky
                                     Title: Treasurer, Vice President-Finance
                                            and C.F.O. (Principal Financial
                                            and Accounting Officer)

                                     CHEMICAL BANK

                                     By: /s/ Christopher Zimmerman
                                     Name: Christopher Zimmerman
                                     Title:    Vice President

                               Exhibit 10(f)(1)(A)





                                           July 24, 1995



 Strategic Growth International, Inc.
 111 Great Neck Road
 Suite 606
 Great Neck, New York 11021

 Gentlemen:
       Reference is made to (a) that certain Agreement dated October 30, 1992 (the "Agreement") and (b) a Stock Option Agreement dated September 14, 1994 pursuant to which an option to purchase up to 150,000 shares of Common Stock (the "Second Option") was granted to you by the Company.

       The Agreement dated October 30, 1992 is hereby extended until August 31, 1996 at the rate of $6,000 per month.

       As additional consideration for the extension of the Agreement, the term of Second Option to purchase 150,000 Shares of Common Stock at $7.50 per share is extended from August 31,1995 to August 31, 1997.

       All other provisions of the Agreement and Second Option shall remain in full force and effect, unchanged by the aforementioned amendment.

       If the foregoing correctly sets forth our understanding kindly so signify by signing and returning a copy of this letter.

                                           Very truly yours,
                                           TII INDUSTRIES, INC.


                                           By:   \s\ Timothy J. Roach
 AGREED:                                          Timothy J. Roach
                                                  President
 STRATEGIC GROWTH
 INTERNATIONAL, INC.

 By:    \s\ Stanley Altschuler
     Stanley Altschuler, President
 TJR:mv

                                 Exhibit 10(g)(2)





                                                               EXHIBIT 10(g)(2)

          INDUSTRIAL DEVELOPMENT CORPORATION OF THE DOMINICAN REPUBLIC

                  INDUSTRIAL FREE ZONE OF SAN PEDRO de MACORIS
             CONSOLIDATED CONTRACT OF LEASE RENEWAL AND CONSTRUCTION

 BETWEEN: The INDUSTRIAL DEVELOPMENT CORPORATION OF THE DOMINICAN REPUBLIC, an autonomous institution of the State, organized according to law No.288 dated June 30, 1966, with its domicile and principal offices installed at its local site on the corner formed by, General Gregorio Luperon and 27 of February avenues opposite the Independence Plaza, of this city, represented by its General Director, Mister JOSE ANTONIO GUZMAN ALVAREZ, Dominican, of adult age, married, of this domicile and residence, holder of Personal Identification No. 67018, series 31, who from hereon will be named as "The CORPORATION"; and, for the other part, TII DOMINICANA INC., commercial entity organized in conformity with the laws of the United States of America, with its social domicile and establishment in the Industrial Free Zone of San Pedro de Macoris, represented by its Financial Vice-president, Mister THOMAS F. BELLEAU, North American, of adult age, married, domiciled and resident at 1385 Akron St. Copiague N.Y. 11726, occasionally in this city, with Passport No. 062047604, who hereon will be named as "The LESSEE," have agreed to the following:

 WHERE AS: "The CORPORATION" is the landlord and manager of the Industrial Free Zone of San Pedro de Macoris, by virtue of Decree No. 1574, dated October 11, 1971.

 WHERE AS: "The LESSEE" has requested that "The CORPORATION" renew the lease marked with No. CFI-A-155-4-92, dated April 23, 1992, by means of which "The CORPORATION" leases to "The LESSEE," for a term of two (2) years, from July 1, 1992, and ending on July 1, 1994, the real property that are described next:

     a).- One A-SPM type one story building, roofed with asbestos and cement, built of iron and concrete, with a height to the eave of 14.6 feet, and annex, with a construction surface of 29,185.75 square feet, whose drawings are attached to this contract, located in Lot No. 19, of Block" 1-A," of the Industrial Free Zone of San Pedro de Macoris.

     b).- One A-SPM type one story building, roofed with aluzinc, built of iron and concrete, with an area of 13,555.77 square feet, with a height to the eave of 14.0 feet, whose drawings are attached to this contract, located in Lot No. 4, of Block" 1-B," of the drawing of the Industrial Free Zone of San Pedro de Macoris.

     c).- Two A-SPM type one story buildings, roofed with aluzinc, built of iron and concrete, with an area of combined fabrication of 27,666.84 square feet, with a height to the eave of 14.6 feet, whose drawings are attached to this contract, located in Lot No. 8 & 9, of Block "4-B," of the drawings of the Industrial Free Zone of San Pedro de Macoris.

 WHERE AS: By virtue of contract No. CFI-I-435-10-93, dated October 29, 1993, "The CORPORATION" recognized the investment made by "The LESSEE" of THREE HUNDRED SIXTY NINE THOUSAND SIX HUNDRED FORTY THREE and 89/100 GOLD DOMINICAN

 PESOS (RD$369,643.89), representing the proportional contribution, based on occupied square feet, by "The LESSEE" for the construction of the electric substation in order to elevate the voltage in the industrial zone. This investment is to be recognized as prepaid rent for a period of seven (7) months, at RD$0.75 per square foot, whose investment would be recognized starting on July 1, 1994, which would extend the contract dated April 23, 1992 until February 1, 1995; but "The LESSEE" by means of the communication dated December 22,1993, requested "The CORPORATION" that the referred contribution be applied starting on November 1, 1993 through January 1, 1994, in the understanding that the remaining balance would be applied through this contract, at a rate of ONE WITH 30/100 GOLD DOMINICAN PESOS (RD$1.30) per square foot per month.

 WHERE AS: "The LESSEE" has requested "The CORPORATION" to construct an annex to the buildings located in Lots No. 8 & 9, of Block" 4-B," whose lots have a surface area of 4,000 square meters.

 WHERE AS: "The LESSEE" has requested "The CORPORATION" to accept the return of the buildings located within Lots No. 19, of Block" 1-A" and No. 4 of Block" 1-B" of the particular drawing of the Industrial Free Zone of San Pedro de Macoris, in "as is" condition without necessity of "The LESSEE" to carry out demolitions to the improvements already built, in a term of thirty (30) days starting from the delivery of keys of the annex, that by this contract will be constructed, for which it requests "The CORPORATION" a grace period for installation purposes, where no billing will be made for the returned buildings.

 WHERE AS: "The LESSEE" has solicited "The CORPORATION" to consolidate in one contract contracts marked with Nos. CFI-A-155-4-92, CFI-I-435-10-93 and the Letter Contract No. CFI-I-500-12-93, dated April 23, 1992, October 29, 1993 and December 16, 1993, respectively.

 WHERE AS: At December 16, 1993, "The CORPORATION" and "The LESSEE" signed the l e t t er contract marked with No. CFI-I-500-12-93, where "The LESSEE" communicated to "The CORPORATION" the intention of constructing an annex that is specified herein, of approximately 45,416.05 square feet.

 THEREFORE: And in the understanding that the previous paragraph is an integral part of this document, the following stipulations have been agreed to:

 FIRST ARTICLE: "The CORPORATION" agrees to consolidate into one and "The LESSEE" who so accepts, contracts marked with No. CFI-A-155-4-92, CFI-I-435-10-93 and the Letter Contract No. CFI-I-500-12-93, dated April 23 1992, October 29, 1993 and December 16, 1993, respectively, that cover the real property described below, under the following terms and conditions.
 a). One A-SPM type, one story building, roofed with asbestos and cement, built of iron and concrete, with a height to the eave of 14.6 feet, and annex, with a construction surface of 29,185.75 square feet, whose drawings are attached to this contract, located in Lot No. 19, of Block" 1-A," of the Industrial Free Zone of San Pedro de Macoris.

 b).- One A-SPM type, one story building, roofed with aluzinc, built of iron and concrete, with an area of 13,555.77 square feet, with a height to the eave of
 14.0 feet, whose drawings are attached to this contract, located in Lot No. 4, of Block" 1-B, " of the particular drawing of the Industrial Free Zone of San Pedro de Macoris.

 c).- Two A-SPM type, one story buildings, roofed with aluzinc, built of iron and concrete, with an area of combined fabrication of 27,666.84 square feet, with a height to the eave of
 14.6 feet, whose drawings are attached to this contract, located in Lots No. 8 & 9, of Block"
 4-B," of the particular drawing of the Industrial Free Zone of San Pedro de Macoris.

 TERM:    The present contract will be for a term of FIVE (5) YEARS, starting on
 November 1, 1993 through November 1, 1998.

 PARAGRAPH:   "The LESSEE" will request an extension of this contract, under new terms and conditions, by notifying "THE CORPORATION" in writing ninety (90) days before the expiration of the term previously agreed to.

 SECOND ARTICLE: RENT FEE. The agreed price of this lease is (A) SEVENTY FIVE CENTS (RD$0.75) per square foot per month, or a total of FIFTY TWO THOUSAND EIGHT HUNDRED SIX AND 27/100 GOLD DOMINICAN PESOS (RD$52,806.27) per month, for the first three (3) months of this lease, that is to say, the months of NOVEMBER 1993, DECEMBER 1993 and JANUARY 1994, applying the contribution made for the construction of the electric substation; B) ONE WITH 30/100 GOLD DOMINICAN PESOS (RD$1.30) per square foot, making a total of NINETY ONE THOUSAND FIVE HUNDRED THIRTY WITH 87/100 GOLD DOMINICAN PESOS (RD$91,530.87) per month, starting from February 1, 1994 until the rent fee adjustment mentioned in Paragraph IV of Article 21 is made.

 FORM OF PAYMENT: "The LESSEE" commits to pay at "The CORPORATION" FIVE MILLION EIGHT HUNDRED SIXTY TWO THOUSAND FOUR HUNDRED TWO WITH 81/100 GOLD DOMINICAN PESOS (RD$5,862,402.81); "The CORPORATION" declares to have received the sums of a) THREE HUNDRED SIXTY NINE THOUSAND SIX HUNDRED FORTY THREE WITH 89/100 GOLD DOMINICAN PESOS (RD$369,643.89), as the contribution of "The LESSEE" for the electric substation; b) ONE HUNDRED THOUSAND GOLD DOMINICAN PESOS (RD$100,000.00) by means of Receipt No. 5298, dated December 16, 1993; c) TWO MILLION SIX HUNDRED FORTY SIX THOUSAND THREE HUNDRED SEVENTY NINE and 46/100 GOLD DOMINICAN PESOS (RD$2,646,379.46) at the signing of this contract; d) ONE MILLION NINETY EIGHT THOUSAND FIVE HUNDRED FIFTY ONE WITH 78/100 GOLD DOMINICAN PESOS (RD$1,098,551.78) on February 18, 1994; (e) ONE MILLION NINETY EIGHT T H O U S A ND FIVE HUNDRED FIFTY ONE WITH 78/100 GOLD DOMINICAN PESOS (RD$1,098,551.78) on April 2,1994; and, f) FIVE HUNDRED FORTY NINE THOUSAND TWO HUNDRED SEVENTY FIVE WITH 89/100 GOLD DOMINICAN PESOS(RD$549,275.89) at the receipt of the keys of the annex that later on will be specified.

 "The LESSEE" is obliged to obtain and maintain during the term of the present contract an insurance policy with an insurance company acceptable to" The CORPORATION" which covers the civil responsibility of "The LESSEE" and/ or "The CORPORATION" for damages caused to third parties for accident or for any other cause in the buildings, their annexes and adjacent places, rented by "The LESSEE." This policy will be for a coverage of FIFTY THOUSAND GOLD DOMINICAN PESOS (RD$50,000.00) in connection with the accidents that could occur to any one person or their property; and, HUNDRED THOUSAND GOLD DOMINICAN PESOS (RD$100,000.00) for any accident or disaster that could ensue and affect more than one person or their properties. Also, "The LESSEE" is obliged to insure for their actual value, but never for amounts less than ELEVEN MILLION FIVE HUNDRED FORTY SEVEN THOUSAND NINETY SIX WITH 62/100 GOLD DOMINICAN PESOS ( R D$11,547,096.62) the rented building(s), against the risks of fire, hurricane, quake, storm, floods, etc., or any other resulting damage from Acts of God and other related risks, among others but not limited to only those.

 PARAGRAPH  I:   The amounts not paid when due, will accrue interest at the rate of one and half percent (1 1/ 2%) a month or fraction thereof.

 PARAGRAPH II: "The CORPORATION" has received from "The LESSEE" THREE HUNDRED THIRTY SEVEN THOUSAND NINE HUNDRED SIXTY and 11/100 GOLD DOMINICAN PESOS (RD$337,960.11), that is the deposit of the contract marked with the No. CFI-A-155-4-92, dated April 23, 1992, a guarantee never applicable to monthly lease payments.

 PARAGRAPH III: The amount deposited and previously mentioned, will become for the benefit of "The CORPORATION" when for any reason "The LESSEE" loses the Authorization referred by the Third Article of this contract. This sum will also be converted in a deposit that will guarantee the possible repairs and/or changes not covered that could have suffered the buildings and/or extensions, if any upon termination of this contract. It is understood that if the check given by "The LESSEE" to "The CORPORATION" for the mentioned sum, lacks sufficient funds at the moment it is presented for collection, this contract will automatically become void and without effect.

 THIRD ARTICLE: The parties agree that the lease under this contract is subject to the condition that "The LESSEE" maintains the approval of the National Council of Free Zones of Export, based on Law No. 8-90, dated January 15, 1990, "The LESSEE" will not be able to use the site leased for a purpose other than its industry in ELECTRONICS, for which the lessee shall maintain the approval of the mentioned National Council of Free Zones of Export.

 PARAGRAPH: It is expressly agreed by the parties, that the leased building in this contract will be utilized only and exclusively for production and generation of employment, according to the activity for which it was contracted. In case "The LESSEE" ceases production, non complying with the previously expressed, the present contract will cease and be rescinded.

 FOURTH  ARTICLE:    ALTERATIONS.  "The LESSEE" may not make any alterations nor substantial modification of the rented sites, without the previous consent in writing of "The CORPORATION."

 Also "The LESSEE" is required, in case of making any alteration or modification of the leased sites, previous authorization of "The CORPORATION," to comply with all the national and municipal laws, ordinances and regulations, that regulates the matter. It is also understood, that in case "The LESSEE" orders or makes any repair, alteration, change or improvement of the leased buildings, once authorized by "The CORPORATION," "The CORPORATION" will not be responsible under any concept, for payment of the materials used or for manpower employed in the before mentioned tasks.

 "The LESSEE" will have a right to remove, upon expiration of the contract, the equipment and improvements installed by it in the rented places, as long as these are left in the same state as they were found, except for the depreciation that results from the normal use of the locations.

 FIFTH ARTICLE: REPAIRS AND MAINTENANCE: "The LESSEE" will maintain properties in good condition at their expense, making the large repairs and small repairs that are necessary for that end, as well as all the operations required for the good maintenance of the same, with the exception of the annex to be constructed whose responsibility will be assumed six (6) months after of the delivery of keys, of manner to keep in good condition the leased sites and their annexes. In this regard, "The LESSEE" will have to their expense without this enumeration being limited:

 a)  The interior and exterior painting of the buildings;
 b)  The leaks that could occur in the roof;
 c) The repairs of floors and roofs, doors and windows, sanitary and electric installations.

 It is also understood that "The LESSEE" will not be responsible for the repair of damages caused by hidden structural defects of the leased property.

 PARAGRAPH: "The LESSEE" will not be authorized to carry out any act or enter into any contract that could create or be used as foundation to mortgage or to obtain any privilege on the leased buildings and/or their improvements or any other asset that belongs to the "The CORPORATION." If by any act or omission of "The LESSEE" any complaint or action is filed against "The CORPORATION," or in any time a lien is registered on the building and/or the leased buildings or on any other property of "The CORPORATION," "The LESSEE" must at its own expense take the necessary measures so that complaints or actions are withdrawn and said liens cancelled or obtain for "The CORPORATION" an insurance Policy or bond satisfactory to "The CORPORATION" protecting it against the resulting risks of complaints, actions or liens. In case "The CORPORATION" suffers any damage, "The LESSEE" will reimburse all the costs, damages and prejudice that "The CORPORATION" had suffered, including the necessary funds in order to reimburse the legal expenses and reasonable fees incurred by it.

 SIXTH ARTICLE: TOTAL OR PARTIAL DESTRUCTION.- In case the buildings leased are destroyed in total or part, whichever the causes of the damage, "The LESSEE" should inform immediately "The CORPORATION" so that they can present the proper claim to the insurance companies.

 When a damage of this type occurs "The CORPORATION" will have the option, to reconstruct the building(s) or to cancel this contract. In this last eventuality "The LESSEE" would not be obliged to pay more rent than the corresponding fraction of time the lessee used and enjoyed the real property, for which "The CORPORATION" commits to return to "The LESSEE," in case that "The LESSEE" had given any advance in payment of rent or prepaid this lease, the pending and not consumed amount paid.

 If the total or partial destruction of the building is due to a fault or negligence of "The LESSEE," they will be made responsible for the damage caused, to the extent these are not covered by insurance.

 SEVENTH ARTICLE: INSPECTION OF THE BUILDING. "The LESSEE" is obliged to allow the access to the officials of "The CORPORATION" and/or designated personnel when considered necessary by "The CORPORATION", to the site and/or the rented sites, for the purpose of carrying out the inspection of the same and check that their use adjusts to the laws and regulations, the terms and conditions specified in the present contract.

 EIGHTH ARTICLE: BANKRUPTCY OF "THE LESSEE." "The LESSEE" commits to notify "The CORPORATION" of any sue, judgement, judicial act or application of tentative agreement, that could lead to bankruptcy, regardless of the country where each action is attempted. Such notification should be in writing within twenty (20) days following the sue, judgement, judicial act or application of tentative agreement.

 In that moment, "The CORPORATION" can at its entire discretion, declare canceled the present contract, without affecting their right to intervene in the bankruptcy procedure.

 NINTH ARTICLE: WATER SERVICE, ELECTRICITY, COLLECTION OF GARBAGE, CLEANING OF STREETS, SEWER SERVICE AND PAYMENT OF INSURANCE PREMIUMS. The services of water, electricity, collection of garbage, cleaning of streets and sewer service, used or residual will be the responsibility of "The LESSEE." In the event that it fails to pay all or any of these services or the insurance premiums pursuant to the terms and conditions of this contract, "The CORPORATION" may, at its convenience, pay on behalf of "The LESSEE", and then bill the Lessee for the amounts due, amounts become due upon presentation and bear interest at twelve percent (12%) per annum for every month the reimbursement is not made plus a three percent (3%) fee for transmittal, commissions and others.

 TENTH ARTICLE: BREACH. Failure to comply with any of the clauses and conditions of this contract by "The LESSEE" may be cause for termination and ten (10) days after "The CORPORATION" has notified "The LESSEE" through a marshall if LESSEE" fails to cure the event of noncompliance within the indicated term.

 In this case "The CORPORATION" will again come into possession of the leased property without necessity of judicial procedure or indemnity of any nature, ten (10) days after notice of vacating the rented places. In any event "The

 CORPORATION reserves the right of claiming the entirety of the amounts referred to in the Second Article of the present contract.

 ELEVENTH ARTICLE: TERMINATION OF THE CONTRACT. The parties agree that this present contract may not be automatically renewed. In the event that "The LESSEE" wishes to renew this contract for more years, it must do so under new terms and conditions and as established in the First Article of this contract. In the event that it is not renewed "The LESSEE" should deliver the sites rented to "The CORPORATION" after their inspection, within a term of twenty
 (20) days after notification is made through a Marshall as requested by "The CORPORATION.

 "The LESSEE" agrees and is bound to "The CORPORATION" to pay the term of this lease or the balance due, if it decides to terminate the present contract before its expiration, or if this is finished due to a cause attributable to "The LESSEE."

 TWELFTH  ARTICLE:    It  is  agreed  that  any change or modification that "The
 LESSEE" desires to make in the building (s), should be notified to "The CORPORATION" within the twenty (20) days after signing of this contract and that the costs of said changes will be paid by "The LESSEE."

 THIRTEENTH ARTICLE: COMPETENT COURTS. For all purposes and consequences of this contract, the parties state that their respective domiciles are for "The CORPORATION" at the corner formed by the General Gregorio Luperon and 27 of February Avenues, opposite the Square of Independence, of this city, and, for "The LESSEE" in the real property that is the object of this present contract.

 The parties also agree, that in the event of any litigation or difference between them, in regard to the present contract, these will be the submitted to the Dominican Republic Courts resigning in advance to appeal to any other Courts that for any cause may have jurisdiction of these litigations or differences.

 Also, they agree that anything not foreseen in this contract, be governed by the laws of the Dominican Republic.

 FOURTEENTH ARTICLE: DELIVERY OF POLICIES. "The LESSEE" commits in delivering to "The CORPORATION" at its requirement the certificates or insurance policies that name "The CORPORATION" as beneficiary of insurance, in conformity with the Clauses of the present contract.

 FIFTEENTH  ARTICLE:    CESSION  OF  CONTRACT.  It is expressly agreed that "The
 CORPORATION" may render or transfer its rights in virtue of the present contract.

 It is also agreed that "The LESSEE" may not render nor transfer the rights it has under this contract, nor may it sub-lease all or part of the buildings rented, without the previous consent, however, such consent will not be denied in arbitrary or capricious form, but for justified reasons.

 SIXTEENTH ARTICLE: "The LESSEE" is formally bound and obligated to provide the enterprise for which it is leasing the buildings, with all the equipment and technical procedures necessary to avoid pollution from dust, impurities, excessive noise, etc., that will contaminate the environment and/or, affect, disturb, hinder or in any way upset the operation of other companies in the Industrial Free Zone. In case that "The LESSEE" fails to comply, the present contract will be null and void and "The CORPORATION" will be in immediate possession of the rented sites.

 SEVENTEENTH ARTICLE: SUSPENSION OF ACTIVITIES. It is expressly agreed by the parties that the industrial operation of "The LESSEE" will be continuous and therefore any temporary suspension of over seven (7) working days, will be notified in writing to "The CORPORATION" within the (24) subsequent hours to this suspension. "The CORPORATION" will have the right to end the present lease contract unilaterally and without responsibility, in the case "The LESSEE" suspends their industrial operations for a period of sixty(60) days in the course of a (1) calendar year or for any period of thirty (30) consecutive days, except suspensions due exclusively to causes outside the control of "The L E SSEE," will suffice to terminate the present contract with a mere notification to the domicile elected by "The LESSEE," by "The CORPORATION" and without necessity of any judicial intervention.

 EIGHTEENTH  ARTICLE:    "The  CORPORATION"  as  operator  and  manager  of  the
 Industrial Free Zone of San Pedro de Macoris, will provide protection and surveillance services in this Zone during 24 hours of working days and holidays, at the entrance and exit gate and the perimeter of the referred Zone (Military Security); custom services; collection of garbage in the streets; gardening services in green common areas; services of the personnel that search for employment and other.

 It is expressly agreed that "The CORPORATION" will bill for these services, the sum of TWENTY CENTS (RD$0.20) per month per square foot of leased construction, starting from February 1, 1994 until the formal delivery of the annex that will be constructed per this contract, in the understanding that a new cost adjustment will be made, and documented in the complementary contract referred to in the Twenty First Article, Paragraph IV of this same act.

 NINETEENTH  ARTICLE:   VARIOUS REGULATIONS.  "The LESSEE" is required to comply
 with the following regulations:

 1)  It  is  expressly  agreed  that  the  steam  boilers that "THE LESSEE" will operate will be placed outside the leased buildings, as well as the transformers, electric plants and compressors, therefore "The LESSEE" must obtain previous authorization in writing from "The CORPORATION" for the location and construction of the places where the referred equipment will be installed.

 2) Any additional security service, contracted by "The LESSEE" must rely on the authorization of "The CORPORATION," except for the protection to be provided within the buildings.

 3) "The LESSEE" expressly agrees to respect all the parking and traffic signs placed by "The CORPORATION" in the referred Zone and have all its personnel obey all the traffic and parking rules. The shipping and receiving ramps will always be constructed in the places elected by "The CORPORATION."

 4) "The LESSEE" will not store materials, supplies or products, nor will it be permitted to remain in areas located outside of the permanent structure, without the written consent of "The CORPORATION." The approvals for external storage will be granted only when the storage area is out of view. The containers or shipping vans must be parked in the loading ramp of the building(s) or in the parking designated by "The CORPORATION" for this purpose, but never in the streets or other forbidden areas. It is understood that these vans or containers will remain in the loading ramp of the building(s) leased only when giving the service of loading or unloading is being given.

 5) Six (6) months after the delivery of the buildings, everything related to leaks, problems with floors, roofs, windows and doors, will be paid by "The LESSEE."

 6) "The LESSEE" will not install nor maintain signs in the Zone except those that indicate the name of the same and the types of products manufactured by it. The design, dimension and colors of any sign will be submitted and approved by "The CORPORATION" before their installation.

 7) "The LESSEE" commits to place the external waste collection areas where these will not be seen from the streets and adjacent lots.

 8) "The CORPORATION" will be responsible for planting and maintaining the green areas and gardening in general, and, "The LESSEE" cannot make any changes, nor plant trees without the previous written consent of "The CORPORATION."

 9) "The LESSEE" must become a member of the association of lessees of the Zone, to abide by their regulations and to pay all the reasonable fees established for their members.

 10) "The LESSEE" agrees to permanently inform "The CORPORATION" in writing, the names, telephone numbers and postal addresses of the principal executives responsible for the operations in the Zone and their superiors, if they exist in their offices or in the main offices located outside of the Dominican Republic. Any changes in the names, telephone numbers and postal addresses of these executives and superiors will also be promptly informed in writing to "The CORPORATION."

 11) The present lease contract and the industrial operations will be subject to all the present and future legal and administrative disposition on industrial free zones that emanate of the Law or of applicable Departments of the Dominican Republic Government, especially the fiscal tax monetary, of labor and social security r e gulations. "The LESSEE" cannot allege ignorance of these laws or administrative dispositions and their noncompliance will be reason for cancellation of this contract.

 12) "The LESSEE" commits in endowing the company of an area used exclusively as dining room which will not be utilized for a different purpose for which it was constructed or destined. "The LESSEE" will instruct their employees in the use of this facility, and therefore it is forbidden to eat in other places of the zone, as well as the consumption of food in the outside.

 TWENTIETH ARTICLE: It is agreed between the parties that the residuals or waste of paper, cardboard and related materials generated or originated by "The LESSEE" in the Industrial Free Zone of San Pedro de Macoris, will be the exclusive property of "The CORPORATION" who will dispose of the same as they wish. Any contradiction on the part of "The LESSEE" to this stipulation will be cause or rescission of all rights of the present lease contract, without responsibility for "The CORPORATION."

 TWENTY FIRST ARTICLE: SPECIAL CLAUSES - CONSTRUCTION OF ANNEX. "The CORPORATION," by means of the present act, obligates formally and expressly to "The LESSEE" that solicited it, to construct in a term of ONE HUNDRED TEN (110) working days, An (1) ANNEX, of a plant, with walls of blocks and armed concrete, metallic structure and roof of aluzinc, with a surface of fabrication of 45,416.05 square feet, in Lot No. 8 & 9, of Block" 4-B" of the particular drawing of the Industrial Free Zone of San Pedro de Macoris, in order to become part, of this same contract, which construction cost is the sum of FIVE MILLION FOUR HUNDRED NINETY TWO THOUSAND SEVEN HUNDRED FIFTY EIGHT WITH 92/100 GOLD DOMINICAN PESOS (RD$5,492,758.92), according to Budget dated November 15, 1993, to be covered by "The LESSEE" in the manner that is specified in the Second Article of this same act.

 PARAGRAPH I: In case that the construction work previously indicated were delayed, by irrelevant causes to the will of "The CORPORATION" or by reason of act of God justified (torrential rains, storms, floods, etc.), "The LESSEE" recognizing these conditions will have the obligation of conceding to "The CORPORATION" the extension that both parties consider reasonable.

 PARAGRAPH II: It is expressly agreed that "The LESSEE" will solicit in writing to "The CORPORATION" any modification to the project object of this contract. Also that the overruns or additions produced during the execution of the work will be covered by "The LESSEE" whenever these are originated by official changes in the costs, modifications needed during the construction process or for any another justified cause, previous acceptance in writing by "The LESSEE."

 PARAGRAPH III: It is understood by the parties that the noncompliance of the previously established payment plan, the construction work will be suspended and "The LESSEE," will be charged a construction penalty of ONE THOUSAND GOLD DOMINICAN PESOS (RD$1,000.00) for every day of delay in these payments without affecting the clauses of this contract regarding breach (events of non-compliance) and the established option for the rescission in favor of "The CORPORATION".

 Also, "The CORPORATION" commits and obligates with "The LESSEE" to penalize the contractor constructing the annex, with the sum of TWO THOUSAND GOLD DOMINICAN

 PESOS (RD$2,000.00) daily, in case of not finishing the work in the agreed term.

 PARAGRAPH IV: It is expressly agreed by the parties that when the building to be constructed by "The CORPORATION" for "The LESSEE," in the previously agreed term is delivered, a complementary contract will be subscribed to this contract modifying the quantity of square feet, the amount of the fees and adjusting the amount of the deposit of guarantee, as well as the difference that may originate as a result of the prepayment of rent for the term of this contract.

 PARAGRAPH V: "The LESSEE" commits to return in a term of thirty (30) days, starting from the delivery of keys of the annex to be constructed, the plants located within Lot No. 19, of Block" 1-A" and 4 of Block" 1-B" of the particular drawing of the Industrial Free Zone of San Pedro de Macoris, "The CORPORATION" commits to accept them in the condition in which they are, without necessity of "The LESSEE" to demolish the improvements already built, in the understanding that for the transfer of the machineries of mentioned plants to the new construction will operate a grace period of thirty (30) days, in which no billing will take place for the buildings being returned.

 TWENTY SECOND ARTICLE: This contract substitutes in all its parts those marked with No. CFI-A-155-4-92, CFI-I-435-10-93 and the Letter Contact No. CFI-I-500-12-93, dated April 23, 1992, October 29, 1993 and December 16, 1993,
 respectively.

 TWENTY THIRD ARTICLE: For those items not covered in this contract the parties will refer to the common law and elect domicile as previously indicated.

 PERFORMED and SIGNED in two (2) originals of a same tenor and effect, one for each one of the parties, at Santo Domingo, National District, capital of the Dominican Republic, today FIRST of FEBRUARY of the year ONE THOUSAND NINE HUNDRED NINETY FOUR (1994).

                  FOR THE CORPORATION OF INDUSTRIAL DEVELOPMENT



                           JOSE ANTONIO GUZMAN ALVAREZ
                                 GENERAL DIRECTOR




 FOR TII DOMINICANA, INC.
     "The LESSEE"



     THOMAS F. BELLEAU
       FINANCIAL VICE-PRESIDENT

 I CERTIFY And I GIVE Faith: That the signatures in this document of gentlemen JOSE ANTONIO GUZMAN ALVAREZ and THOMAS F. BELLEAU, consist and whom I give faith to know, were freely and voluntarily signed in my presence by them declaring under oath that those are the signatures that they accustom use in all their acts.

 In Santo Domingo, National District, Capital of the of the Dominican Republic, FIRST of FEBRUARY of the year ONE THOUSAND NINE HUNDRED NINETY FOUR (1994).



                               ATTORNEY
                               NOTARY PUBLIC

                                    Exhibit 11






                                                                      EXHIBIT 11

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                   ____________________________________________

                        COMPUTATION OF PER SHARE EARNINGS
                   ____________________________________________
                                                                         Year
                                                   Three Months          Ended
                                                      Ended            June 30,
                                                  June 30, 1995          1995

 PRIMARY EARNINGS PER SHARE
 Weighted Average of Common Stock
     Beginning of period (shares)
       Common Stock outstanding                      4,017,000        3,802,000
       Class B Common Stock                            371,000          371,000
                                                     ---------        ---------
                                                     4,388,000        4,173,000

     Issuance of common stock                          325,000          199,000
                                                     ---------        ---------
                                                     4,713,000        4,372,000

 Common Stock Equivalents
     Options and warrants                            2,923,000        3,175,000

 Preferred Stock
     Preferred Stock, Series A
     convertible at $6.25                              442,000          442,000
                                                     ---------        ---------
                                                     8,078,000        7,989,000
                                                     =========        =========

 Primary Earnings Per Share Computation
    Net profit (loss)
    Add:     Effects of using the Modified            $373,000       $2,942,000
             Treasury Stock Method
       Reduction of interest expense on debt
       Interest earned on investment in U.S.           216,000          646,000
 Government Securities                                 152,000          566,000
                                                     ---------        ---------
     Adjusted Net Profit                              $741,000       $4,154,000
                                                     =========        =========
     Adjusted Net profit/weighted average of
     common stock** $741,000/8,078,000 and
     $4,154,000/7,989,000                                $0.09            $0.52
                                                     =========        =========


 Market price at end of period                           $6.81            $6.81
                                                     =========        =========
     Average market price for the period                 $6.31            $5.99
                                                     =========        =========


                                                                    EXHIBIT 11

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                   ____________________________________________

                        COMPUTATION OF PER SHARE EARNINGS
                    ____________________________________________

                                                   Three
                                                   Months             Year
                                                   Ended             Ended
                                                  June 30,          June 30,
                                                   1995              1995

 FULLY DILUTED EARNINGS PER  SHARE
 Weighted average of Common Stock outstanding    4,713,000           4,372,000
 Incremental shares from options and
  warrants*                                      2,923,000           3,175,000
 Preferred stock conversion                        442,000             555,000
 OPIC loan                                         300,000             300,000
                                                 ---------           ---------
                                                 8,378,000           8,402,000

 Fully Diluted Earnings Per Share Computation

 Net profit (loss)                                $373,000          $2,942,000
 Add:    Effects of using the Modified
         Treasury Stock Method
         Reduction of interest expense on
          debt                                     235,000             722,000
         Interest earned on investment in
          U.S. Government Securities               144,000             603,000
 Adjusted Net Profit (loss)                       $752,000          $4,267,000


 Adjusted net profit (loss)/weighted average
  of common stock** $752,000/8,378,000 and
  $4,267,000/8,402,000                               $0.09               $0.51


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

 ** Loss per share is based on the weighted average of common stock outstanding since any assumption of conversion is antidilutive.































                                    Exhibit 24





                                    EXHIBIT 24



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


 As independent public accountants, we hereby consent to the incorporation of our report dated September 27, 1995, included in this Annual Report on Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (Nos. 2-71781, 2-90852, 33-2555, 33-11449, 33-26930, 33-37310, 33-53180, 33-
 59096 and 33-64980).


 Arthur Andersen LLP




 San Juan, Puerto Rico
 September 27, 1995