Form 10-Q
period 1995-09-30
TII INDUSTRIES INC
filed 1995-11-13
CIK 277928

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 29, 1995


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                   Commission File Number 1-8048
                   -----------------------------

                       TII INDUSTRIES, INC.
        ---------------------------------------------------
      (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                           66-0328885

(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)


   1385 Akron Street, Copiague, New York         11726

Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:   516-789-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES    X       NO
                                          ----       ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at November 1,
1995
Common Stock, par value $.01                 7,029,884

               TII INDUSTRIES, INC. AND SUBSIDIARIES

        Form 10-Q for the Quarter Ended September 29, 1995

                               INDEX

Part I - FINANCIAL INFORMATION

Item 1:  Financial Statements:                         Page No.

         Consolidated Balance Sheets -
           September 29, 1995 and June 30, 1995          3-4

         Consolidated Statements of
           Operations - Three Months Ended
           September 29, 1995 and September 30, 1994       5

         Consolidated Statement of Stockholders'
           Investment - Three Months Ended
           September 29, 1995                              6

         Consolidated Condensed Statements of
           Cash Flows - Three Months Ended
           September 29, 1995 and September 30, 1994       7

         Notes to Consolidated Condensed
           Financial Statements                          8-12

Item 2:  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                12-15

Part II- OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K                  16

         Signature                                         17

               TII INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
            AS OF SEPTEMBER 29, 1995 AND JUNE 30, 1995
      (Dollars in thousands except share and per share data)

                                                     Sept. 29,        June 30,
                                                       1995             1995
                  ASSETS                           (Unaudited)
                                                   ----------        ---------
CURRENT ASSETS:
  Cash                                                $   532           $1,152
  Marketable securities                                 2,308            2,266
  Trade receivables                                     5,181            5,655
  Other receivables                                       376              478
  Inventories                                          14,175           12,278
  Prepaid expenses                                        754              645
                                                       ------           ------
    Total current assets                               23,326           22,474
                                                       ------           ------

PROPERTY AND EQUIPMENT, AT COST:
  Machinery and equipment                              16,449           16,228
  Tools, dies and molds                                 6,186            6,027
  Leasehold improvements                                5,692            5,655
  Office fixtures, equipment and other                  2,708            2,606
                                                       ------           ------
                                                       31,035           30,516

  Less - Accumulated depreciation and
   amortization                                        20,735           20,302
                                                       ------           ------
                                                       10,300           10,214
                                                       ------           ------

OTHER ASSETS                                            1,699            1,726
                                                       ------           ------

                                                      $35,325          $34,414
                                                      =======          =======

          The accompanying notes to consolidated financial statements are an integral part of these statements

               TII INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
            AS OF SEPTEMBER 29, 1995 AND JUNE 30, 1995
                             continued
      (Dollars in thousands except share and per share data)

                                                       Sept. 29,     June 30,
                                                         1995         1995
                                                      (Unaudited)
                                                       ----------   ----------
LIABILITIES AND STOCKHOLDER'S
 INVESTMENT
CURRENT LIABILITIES:
  Current portion of long-term debt                          $ 55         $ 63
  Accounts payable                                          4,991        4,851
  Accrued liabilities                                         869        1,613
                                                            -----        -----
    Total current liabilities                               5,915        6,527
                                                            -----        -----

LONG-TERM DEBT                                                895        2,704
                                                            -----        -----
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT:
  Preferred Stock, par value $1.00 per share;
   1,000,000 authorized and issuable in series:
   Series A Cumulative Convertible Redeemable
     Preferred Stock, 100,000 shares authorized;
     no shares outstanding at Sept. 29, 1995 and
     27,626 outstanding at June 30, 1995 (issued
     and valued at liquidation value of $100.00
     per share).                                              --         2,763
   Series B Cumulative Redeemable Preferred
     Stock, 20,000 shares authorized; no shares
     outstanding at Sept. 29, 1995 and June 30,
     1995.                                                    --           --

  Common Stock, par value $.01 per share;
   30,000,000 shares authorized (with one vote
   per share); 7,038,395 and 5,496,229 shares
   issued at Sept. 29, 1995 and June 30, 1995,
   respectively.                                              70            55

  Class B Stock, par value $.01 per share;
   10,000,000 shares authorized (with each
   share having ten votes and convertible
   into one share of Common Stock); no
   shares outstanding at Sept. 29, 1995 and
   370,366 at June 30, 1995, respectively.                    --             4

  Class C Stock, par value $.01 per share;
   100,000 shares authorized (non-voting);
   no shares issued                                            --           --

  Warrants outstanding                                        120          120
  Capital in excess of par value                           27,049       21,394
  Retained earnings                                         1,557        1,118
  Unrealized gain on marketable securities                    --            10
                                                           ------       ------
                                                           28,796       25,464
  Less - 17,637 common shares in treasury,
   at cost                                                    281          281
                                                          -------      -------
                                                           28,515       25,183
                                                          -------      -------
                                                          $35,325      $34,414
                                                          =======      =======



          The accompanying notes to consolidated financial statements are an integral part of these statements

               TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)
      (Dollars in thousands except share and per share data)


                                    Sept. 29,        Sept. 30,
                                      1995             1994

NET SALES                          $   9,600       $   10,456
                                   ---------       ----------
COSTS AND EXPENSES

  Cost of sales                        7,034            7,341
  Selling, general and
   administrative expenses             1,493            1,710
  Research and development expenses      625              705
                                   ---------        ---------
      Total costs and expenses         9,152            9,756
                                   ---------        ---------
      Operating income                   448              700
                                   ---------        ---------
OTHER INCOME (EXPENSE)
  Interest expense                       (34)            (160)
  Other income, net                       25               (4)
                                   ---------        ---------
      Total other expense, net            (9)            (164)
                                   ---------        ---------
      Net Profit                   $     439        $     536
                                   =========        =========
NET PROFIT PER SHARE - PRIMARY     $    0.06        $    0.10
                                   =========        =========
WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES
 OUTSTANDING                       7,914,000        7,671,000
                                   =========        =========
NET PROFIT PER SHARE-FULLY
 DILUTED                           $    0.06        $    0.10
                                   =========        =========
WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES
 OUTSTANDING                       7,914,000        8,121,000
                                   =========        =========






          The accompanying notes to consolidated financial statements are an integral part of these statements

                       TII INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                                    (Unaudited)
                              (Dollars in thousands)

                                                            Capital
                                                            In
                                       Class B              Excess              Treasury
                  Preferred   Common   Common  Warrants     of par    Retained  Stock
                  Stock       Stock    Stock   Outstanding  Value     Earnings  Amount

BALANCE,
 June 30, 1995    $2,763      $55       $4      $120       $21,394   $1,118    $281

Issuance of Common
 Stock from exercise
 of private placement
 Warrants and Unit
 Purchase Options net
 of $128 expenses      --       11       --        --        5,477       --      --

Conversion of Class
 B Common Stock        --        4       (4)       --           --       --      --

Redemption of
 Preferred A
 Stock             (2,763)      --       --        --           --       --      --

Exercise of stock
 options               --       --       --        --          178       --      --

Net Income for
 three months
 ended September
 29, 1995              --       --        --        --          --       439     --
                  -------  -------  --------  --------   ---------    ------   -----
BALANCE,
 Sept. 29, 1995      $ --     $ 70      $ --     $ 120     $27,049    $1,557    $281
                  =======  =======  ========  ========   =========    ======   =====








          The accompanying notes to consolidated financial statements are an integral part of these statements

                            TII INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                    (Dollars in thousands)

                                                 September            September
                                                 29, 1995             30, 1994
                                                 --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit                                           $439                 $536
                                                     ----                 ----
Adjustments to reconcile net profit to net cash
 provided by (used in) operating activities
   Depreciation and amortization                      433                  436
   Provision for inventory obsolescence, net          100                   10
   Amortization of other assets, net                   20                   30
   Changes in assets and liabilities
      Decrease (increase) in trade receivables        536                  (22)
      Decrease (increase) in other receivables         39                  (38)
      (Increase) in inventories                    (1,995)              (1,291)
      (Increase) in prepaid expenses
         and other assets                            (102)                (209)
      (Decrease) increase in accounts payable
         and accrued liabilities                     (604)                 366
                                                   ------               ------
        Total adjustments                          (1,573)                (718)
                                                   ------               ------
   Net cash used in operating activities           (1,134)                (182)
                                                   ------               ------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures, net                         (519)                (396)
   (Increase) Decrease in marketable
    securities                                        (52)                 455
                                                   ------               ------
   Net cash provided by (used in)
    investing activities                             (571)                  59
                                                   ------               ------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of options, warrants and
     unit purchase options                          5,665                   65
   Payment of long-term debt                       (1,817)              (1,041)
   Redemption of Preferred Stock                   (2,763)                  --
                                                   ------               ------
   Net cash provided by (used in)
    financing activities                            1,085                 (976)
                                                   ------               ------

Net decrease in cash                                 (620)              (1,099)

Cash at beginning of period                         1,152                1,099
                                                   ------               ------
Cash at end of period                              $  532                 $  0
                                                   ======               ======





          The accompanying notes to consolidated financial statements are an integral part of these statements

                     TII INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                               SEPTEMBER 29, 1995


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

   September  29,  1995  and  results  of operation for the three months  ended

   September  29, 1995 and September 30, 1994.  The financial statements should be  read  in conjunction with the summary of significant accounting policies and  notes  to  consolidated  financial statements included in the Company's

   Annual Report on Form 10-K for the year ended June 30, 1995.  The results of operations for the three months ended September 29, 1995 are not necessarily indicative of the results that may be expected for the full year ending June

   28, 1996.

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



(3)     STATEMENTS OF CASH FLOWS:

   During the three months ended September 29, 1995 and September 30, 1994, the

   Company  made  cash  payments  of  $33,000  and  $224,000  respectively, for interest.



(4)     MARKETABLE SECURITIES AVAILABLE FOR SALE:

   Prior  to  fiscal 1995, the portfolio of marketable securities was valued at the  lower of cost or market. Effective for fiscal 1995 and thereafter, SFAS

   115,  Accounting  for  Certain  Investments  in  Debt and Equity Securities,

   requires  the  Company  to  categorize  its investments as: held-to-maturity securities, reported at cost; trading securities, reported at fair value; or

   available-for-sale   securities,   reported   at   fair   value.  Changes in

   the  fair  value  of  trading   securities   are   included   in   earnings,

   while   changes   in   the    unrealized   gains     and     losses
   of  available-for-sale  securities  are  reported as a separate component of

   stockholders'  investment.    All of the Company's marketable securities are

   classified  as available-for-sale.  At September 29, 1995, the portfolio was valued  at  market  of  $2,308,000  and consisted of U.S. Treasury Bills and

   Notes,  other  federal  backed  agency  bonds  and  notes  and  other liquid investment  grade  investments  with the primary investment goal being near-

   term liquidity and safety of principal.

(5)     CAPITAL STOCK:

   Stock  Options-    The  following  summarizes  stock option activity for the

   quarter ended September 29, 1995:

      Granted                                         12,000
      Exercise Price                                  $6.75 - $7.38

      Exercised                                       41,800
      Exercise Price                                  $2.50 - $6.09

      Options Canceled/Expired/Terminated             36,000
      Exercise Price                                  $4.63 - $8.44


      Warrants  - During the quarter ended September 29, 1995, 1,130,000 shares were issued as a result of the exercise of Common Stock Purchase Warrants and Unit Purchase Options associated with the Company's private placement in  August  1992  and  the Company received net proceeds of approximately

      $5,488,000 from such exercises.

(6)   LONG TERM DEBT:

      On  September  29, 1995 the, Company's Long-Term Debt consisted of a note payable  in  the  amount of $750,000 with the Overseas Private Investment

      Corporation  (OPIC)  and various notes totaling $200,000.  On January 31,

      1995,  the  Company  entered  into  an  $8,000,000  Revolving Credit Loan

      Agreement  with Chemical Bank, which, at September 29, 1995, entitled the

      Company  to have outstanding borrowings of up to $6,800,000, reducing  by

      $400,000  each calendar quarter thereafter.  At September 29, 1995, there were  no  outstanding borrowings under the revolving loan facility. Loans

      bear  interest  equal  to    (a) the greater of 1% above the bank's prime

      rate,  2%  above  a  certificate  of  deposit rate or 1.5% in excess of a federal funds rate or (b) 3% above the LIBOR rate for periods selected by

      the  Company.    A  commitment  fee of 1/4 of 1% is payable on the unused

      portion  of  the bank's commitment.  The loan is secured primarily by the

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

      Company's   Dominican   Republic  facilities and the Company's  equipment
      lease  with  PRC Leasing, Inc.)  In addition, the Company may not incur a consolidated net loss for any two fiscal quarters in any four consecutive quarters  and  may  not  pay  cash  dividends or repurchase capital stock without the consent of the bank.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

      The  following discussion and analysis should be read in conjunction with the foregoing financial statements and notes thereto.



      Results of Operations

      Net  sales  for  the first quarter of fiscal 1996 decreased 8.2% from the year  earlier period to $9,600,000 from $10,456,000.  In August 1995, the

      Company  announced  the  signing  of a long term strategic agreement with

      Access Network Technologies ("ANT"), a joint venture between AT&T Network

      Cable  Systems and Raychem Corporation.  Toward the close of fiscal 1995,

      the  Company  introduced  several  new  products,  which  will be jointly manufactured  with ANT.  Two of the Company's current telephone operating company  customers  have  evaluated these new products and have indicated

      that  they  will  approve  them  for  use.  As a result, during the first quarter  of  fiscal  1996, these customers slowed their purchase of other

      TII  products  to  minimize their inventory levels in anticipation of the availability  and  delivery of the new products.  While limited shipments

      are   in   process,   TII   and   ANT   are   addressing   joint   volume
      production  start-up  delays.    The  Company believes that attainment of

      volume  production  of  the  new  products  should begin at the Company's facilities  during the second quarter of fiscal 1996 and volume shipments should commence soon after volume production begins.



      The  increase  of  cost  of sales as a percent of revenue to 73.3% in the first quarter of fiscal 1996 from 70.2% in the prior year's first quarter was  due  to  a lower sales volume which had an unfavorable impact on the ability to absorb fixed expenses.



      Selling,  general  and administrative expenses decreased in dollar amount by  $217,000  (12.7%)  and  as  a  percent  of sales to 15.6% from 16.4%,

      resulting   from  various  factors  including  decreased  accounting  and administrative  expenses  and lower commission and incentive compensation as a result of the lower sales volume.



      Research  and  development expenses declined to 6.5% of revenue in fiscal

      1995  from  6.7%  of  revenue  in the first quarter of 1994.  The Company continues  to develop new products principally for the telecommunications industry.



      Interest  expense  decreased  to $34,000 compared to $160,000 incurred in the  prior  year's  first  quarter,  the decrease resulting from the full paydown in the quarter of the Company's revolving line of credit.

      As  a  result  of the above, net profit of $439,000 or 4.6% of net sales,

      decreased  from  the prior year's first quarter net profit of $536,000 or

      5.1% of net sales.



           Liquidity and Capital Resources

      Key factors in the Company's financial position were:

                                                      As Of
                                            September 29,     June 30,
                                                1995            1995
                                                (Dollars in Thousands)
         Working capital                        $17,411          $15,947

         Current ratio                             3.94             3.44

         Total debt to equity ratio                 .24              .37


      During  the  first  three  months  of  fiscal  1996,  cash  was  provided principally  by  the  Company's  net  profit,  $439,000; depreciation and amortization,  $433,000;  a  decrease  in  receivables, $536,000; and the proceeds  from  Common  Stock Purchase Warrants and Unit Purchase Options

      exercised  in  the  quarter  (see  below),  $5,488,000. These sources and

      existing   cash   were  used  to  support  the  increase  of  inventories

      ($1,995,000),  for  capital  expenditures  ($519,000), the paydown of the

      Company's  revolving  credit  facility ($1,817,000) and the redemption of all  outstanding  Series  A  Cumulative  Convertible Redeemable Preferred

      Stock at their liquidation value and redemption amount ($2,763,000).

      During  the prior fiscal year, ended June 30, 1995, Common Stock Purchase

      Warrants  and  Unit Purchase Options issued in the 1992 private placement were exercised for 1,582,000 shares of Common Stock. Net  proceeds to the

      Company  from such exercises aggregated approximately $7,100,000.  During the quarter ended September 29, 1995, the remaining Common Stock Purchase

      Warrants and Unit Purchase Options were exercised for 1,130,000 shares of

      Common  Stock  and  the  Company  received  additional  net  proceeds  of approximately $5,488,000.



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

                                    PART II

                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

         11.  Statement Re:  Computation of Per Share Earnings

      (b)   Reports on Form 8-K

         The  only  Report on Form 8-K filed during the quarter ended September

         29,  1995  was a Report dated (date of earliest reported event) August

         4, 1995 reporting under Item 5. Other Events.  No financial statements were filed with that Report.

                                   SIGNATURES



      Pursuant  to the requirements of the Securities Exchange Act of 1934, the registrant  has  duly  caused  this  report  to  be signed on its behalf by the undersigned thereunto duly authorized.


                                             TII INDUSTRIES, INC.
                                                 (Registrant)


  November 13, 1995                       /s/ John T. Hyland, Jr.
      Date                                John T. Hyland, Jr.
                                          Vice President, Treasurer and
                                          Chief Financial Officer

                                                                     EXHIBIT 11
                     TII INDUSTRIES, INC. AND SUBSIDIARIES

                       COMPUTATION OF PER SHARE EARNINGS

                                   EXHIBIT 11

                                                  Three months
                                                      Ended
                                               September 29, 1995
                                               ------------------
PRIMARY EARNINGS PER SHARE

Weighted Average of Common
Stock
  Beginning of period (shares)
  Common Stock outstanding                            5,479,000
  Class B Common Stock                                  370,000
                                                     ----------
                                                      5,849,000

  Issuance of common stock                              796,000
                                                     ----------
Common Stock Equivalents                              6,645,000

  Options and warrants                                  952,000

Preferred Stock
  Preferred Stock, Series A
  convertible at $6.25                                  317,000
                                                     ----------
                                                      7,914,000
                                                     ==========
Primary Earnings Per Share
Computation
  Net profit                                           $439,000

Adjusted Net income/weighted average of common stock      $0.06
                                                     ==========


Memo:   Market price at end of period                     $8.38
period                                               ==========
        Average market price for the period               $8.45
                                                     ==========
FULLY DILUTED EARNING PER SHARE
  Weighted average of Common Stock outstanding        6,645,000
  Incremental shares from options and warrants          952,000
  Preferred stock conversion                            317,000
  Contingent option                                           0
  OPIC loan conversion                                        0
                                                     ----------
                                                      7,914,000
                                                     ==========
Fully Diluted Earnings per
Share Computation
  Net profit (loss)                                    $439,000
                                                     ==========
  Adjusted net income/weighted average of
   common stock                                           $0.06
                                                     ==========