Form 10-Q
period 1995-12-29
TII INDUSTRIES INC
filed 1996-02-12
CIK 277928

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 29, 1995


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _______ to _______


                          Commission File Number 1-8048
                             ----------------------

                              TII INDUSTRIES, INC.
     ----------------------------------------------------------------------

             (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                    66-0328885
------------------------------                ---------------------------------
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
 incorporation or organization)


   1385 Akron Street, Copiague, New York                      11726
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code        516-789-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             YES    X             NO
                                                   ---                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at February 1, 1996
----------------------------                    -------------------------------
Common Stock, par value $.01                              7,387,018

                      TII INDUSTRIES, INC. AND SUBSIDIARIES

                Form 10-Q for the Quarter Ended December 29, 1995

                                      INDEX

Part I - FINANCIAL INFORMATION

Item 1:  Financial Statements:                                          Page No.

                   Consolidated Balance Sheets -
                     December 29, 1995 and June 30, 1995                     3

                   Consolidated Statements of
                     Operations - Three and Six Months Ended
                     December 29, 1995 and December 30, 1994                 4

                   Consolidated Statement of Stockholders'
                     Investment - Three and Six Months Ended
                     December 29, 1995                                       5

                   Consolidated Condensed Statements of
                     Cash Flows - Three and Six Months Ended
                     December 29, 1995 and December 30, 1994                 6

                   Notes to Consolidated Condensed
                     Financial Statements                                   7-10

Item 2:            Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                         11-15

Part II- OTHER INFORMATION

Item 4:            Submission of Matters to a Vote of
                   Security Holders                                         17

Item 6:            Exhibits and Reports on Form 8-K                         18

                   Signature                                                19

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

(Dollars in thousands except share and per share data)

                                                                                          December 29,              June 30,
                                                                                             1995                    1995
                                                                                      ------------------      ------------------
                                                                                         (Unaudited)
                                                                                      ------------------      ------------------
           ASSETS

CURRENT ASSETS:
  Cash                                                                                         $     211                $  1,152
  Marketable securities                                                                            2,038                   2,266
  Trade receivables                                                                                6,070                   5,655
  Other receivables                                                                                  213                     478
  Inventories                                                                                     15,134                  12,278
  Prepaid expenses                                                                                   715                     645
                                                                                      ------------------      ------------------

    Total current assets                                                                          24,381                  22,474
                                                                                      ------------------      ------------------


PROPERTY AND EQUIPMENT, AT COST:
  Machinery and equipment                                                                         16,755                  16,228
  Tools, dies and molds                                                                            6,797                   6,027
  Leasehold improvements                                                                           5,256                   5,655
  Office fixtures, equipment and other                                                             2,753                   2,606
                                                                                      ------------------      ------------------

                                                                                                  31,561                  30,516


Less - Accumulated depreciation and amortization                                                  21,159                  20,302
                                                                                      ------------------      ------------------
                                                                                                  10,402                  10,214
                                                                                      ------------------      ------------------


OTHER ASSETS                                                                                       1,555                   1,726

                                                                                      ------------------      ------------------
                                                                                                 $36,338                 $34,414
                                                                                      ==================      ==================


           LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:

Current portion of long-term debt                                                               $     56                $     63
Accounts payable                                                                                   5,212                   4,851
Accrued liabilities                                                                                  669                   1,613
                                                                                      ------------------      ------------------

  Total current liabilities                                                                        5,937                   6,527
                                                                                      ------------------      ------------------

LONG-TERM DEBT                                                                                       909                   2,704
                                                                                      ------------------      ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S INVESTMENT:
  Preferred Stock, par value $1.00 per share;  1,000,000 authorized and issuable in series:
    Series A Cumulative Convertible Redeemable Preferred Stock, 100,000 shares authorized; no shares outstanding at Dec. 29, 1995 and 27,626 outstanding at
      June 30, 1995 (issued and valued at liquidation value of $100.00 per share).                     0                   2,763
    Series B Cumulative Redeemable Preferred Stock, 20,000 shares authorized; no
      shares outstanding at Dec. 29, 1995 and June 30, 1995.                                          --                      --

  Common Stock, par value $.01 per share; 30,000,000 shares authorized (with one vote per share); 7,114,155 and 5,496,229 shares issued at Dec. 29, 1995 and
    June 30, 1995, respectively.                                                                      71                      55

  Class B Stock, par value $.01 per share;  10,000,000  shares  authorized (with each share having ten votes and convertible into one share of Common Stock);
    no
    shares outstanding at Dec. 29, 1995 and 370,366 at June 30, 1995, respectively.                   --                       4

  Class C Stock, par value, $.01 per share; 100,000 shares authorized (non-voting);
    no shares issued                                                                                  --                      --

  Warrants outstanding                                                                               120                     120
  Capital in excess of par value                                                                  27,130                  21,394
  Retained earnings                                                                                2,452                   1,118
  Unrealized gain on marketable securities                                                            --                      10
                                                                                      ------------------      ------------------
                                                                                                  29,773                  25,464
  Less - 17,637 common shares in treasury, at cost                                                   281                     281
                                                                                      ------------------      ------------------
                                                                                                  29,492                  25,183
                                                                                      ------------------      ------------------

                                                                                                 $36,338                 $34,414
                                                                                      ==================      ==================


The accompanying notes to consolidated financial statements are an integral part of these statements.

                      TII INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERTATIONS

                                    UNAUDITED

(Dollars in thousands except share and per share data)


                                                 Three Months Ended                                  Six Months Ended
                                   ----------------------------------------------      --------------------------------------------
                                        December 29,              December 30,              December 29,             December 30,
                                            1995                      1994                      1995                     1994
                                   --------------------      --------------------      --------------------      ------------------

NET SALES                                   $11,241                    10,661                    20,841                   21,117
                                       ------------              ------------              ------------             ------------

COSTS AND EXPENSES

  Cost of sales                               8,130                     7,484                    15,164                   14,825
  Selling, general and administrative         1,394                     1,777                     2,887                    3,487
    expenses
  Research and development expenses             762                       640                     1,387                    1,345
                                       ------------              ------------              ------------             ------------

     Total costs and expenses                10,286                     9,901                    19,438                   19,657
                                       ------------              ------------              ------------             ------------

     Operating income                           955                       760                     1,403                    1,460
                                       ------------              ------------              ------------             ------------

OTHER INCOME (EXPENSE)
  Interest expense                             (147)                     (133)                     (181)                    (293)
  Other  income (expense), net                   87                       (20)                      112                      (24)
                                       ------------              ------------              ------------             ------------

     Total other expense, net                   (60)                     (153)                      (69)                    (317)
                                       ------------              ------------              ------------             ------------


Net profit                                      895                       607                     1,334                    1,143
                                       ============              ============              ============             ============

NET PROFIT PER SHARE -
  PRIMARY                                      0.12                      0.11                      0.17                     0.21
                                       ============              ============              ============             ============

WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                             7,769,000                 8,090,000                 7,846,000                7,881,000
                                       ============              ============              ============             ============

NET PROFIT PER SHARE- FULLY
  DILUTED                                      0.11                      0.11                      0.17                     0.20
                                       ============              ============              ============             ============

WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                             8,176,000                 8,540,000                 8,199,000                8,519,000
                                       ============              ============              ============             ============



The accompanying notes to consolidated financial statements are an integral part of these statements.

                      TII INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                                   (Unaudited)


(Dollars in Thousands)


                                                                       Capital
                                                                   Class B                   in exess                  Treasury
                                           Preferred      Common    Common      Warrants       of par      Retained       Stock
                                               Stock       Stock     Stock   Outstanding        Value       Earnings     Amount
                                               -----       -----     -----   -----------        -----      --------      ------
BALANCE, June 30, 1995                     $   2,763    $     55    $    4     $     120    $  21,394      $  1,118    $    281

Issuance of Common Stock from
    exercise of private placement
    Warrants and Unit Purchase Options
    net of $128 expenses                         ---          12       ---           ---        5,481           ---         ---
Conversion of Class B Common Stock               ---           4        (4)          ---          ---           ---         ---
Redemption of Preferred A Stock               (2,763)        ---       ---           ---          ---           ---         ---
Exercise of Stock options                        ---         ---       ---           ---          255           ---         ---
Net Income for the six months ended
           December 29, 1995                     ---         ---       ---           ---          ---         1,334         ---

                                          ----------   ---------  --------      --------     --------      --------    --------
BALANCE, December 29, 1995                 $     ---    $     71  $    ---      $    120     $ 27,130      $  2,452    $    281
                                          ==========   =========  ========      ========     ========      ========    ========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                     TII INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

                                  (Unaudited)



(Dollars in thousands)

                                                                                  Six Months Ended
                                                                         December 29,           December 30,
                                                                             1995                    1994
                                                                        ------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit                                                                 $   1,334               $   1,143
                                                                        ------------           -------------

Adjustments to reconcile net profit to net cash
    provided by (used in) operating activities
      Depreciation and amortization                                              857                     880
      Provision for inventory obsolescence, net                                  100                      37
      Decrease in doubtful accounts                                              (10)
      Amortization of other assets, net                                           93                      64
      Changes in assets and liabilities
         (Increase) Decrease in trade receivables                               (405)                     86
         Decrease in other receivables                                           265                      33
         (Increase) in inventories                                            (2,965)                   (819)
         Decrease (Increase) in prepaid expenses and other assets                  8                    (418)
         (Decrease) in accounts payable and accrued liabilities                 (583)                    (63)
                                                                        ------------           -------------
            Total adjustments                                                 (2,631)                   (200)
                                                                        ------------           -------------
      Net cash (used in) provided by operating activities                     (1,297)                    943
                                                                        ------------           -------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Capital expenditures, net                                                 (1,013)                 (1,265)
    Net decrease in marketable securities                                        228                   1,379
                                                                        ------------           -------------

    Net cash (used in) provided by investing activities                         (785)                    114
                                                                        ------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of options, warrants and unit purchase options      5,738                     471
    Payment of long-term debt                                                 (1,834)                 (2,151)
    Redemption of Preferred Stock                                             (2,763)                      0
                                                                        ------------           -------------

    Net cash provided by (used in) financing activities                        1,141                  (1,680)
                                                                        ------------           -------------

Net decrease in cash                                                            (941)                   (623)

Cash at beginning of period                                                    1,152                   1,099
                                                                        ------------           -------------

Cash at end of period                                                   $        211           $         476
                                                                        ============           =============


The accompaning notes to consolidated financial statements are an integral part of these statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                December 29, 1995


(1)        INTERIM FINANCIAL STATEMENTS:

           The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are considered necessary for a fair presentation of financial position at December 29, 1995 and results of operations for the three and six months ended December 29, 1995 and December 30, 1994. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995. The results of operations for the three and six months ended December 29, 1995 are not necessarily indicative of the results that may be expected for the full year ending June 28, 1996.

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

(3)        STATEMENTS OF CASH FLOWS:
           During the six months ended December 29, 1995 and December 30, 1994, the Company made cash payments of $61,000 and $366,000 respectively, for interest.

(4)        MARKETABLE SECURITIES AVAILABLE FOR SALE:
           Prior to fiscal 1995, the portfolio of marketable securities was valued at the lower of cost or market. Effective for fiscal 1995 and thereafter, SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to categorize its investments as: held-to-maturity securities, reported at cost; trading securities, reported at fair value; or available-for-sale securities, reported at fair value. Changes in the fair value of trading securities are included in earnings, while changes in the unrealized gains and losses of available-for-sale securities are reported as a separate component of stockholders' investment. All of the Company's marketable securities are classified as available-for-sale. At December 29, 1995, the portfolio was valued at market, which approximated unamortized cost of $2,038,000 and consisted of U.S. Treasury Bills and Notes, other federal backed agency bonds and notes and other liquid investment grade investments with the primary investment goal being near-term liquidity and safety of principal.

(5)        CAPITAL STOCK:

           STOCK OPTIONS- The following summarizes stock option activity for the quarter ended December 29, 1995:
           Granted                                                     125,200
           Exercise Price                                        $6.75 - $8.25

           Exercised                                                    25,760
           Exercise Price                                       $2.50 - $5.375

           Options Cancelled/Expired/Terminated                         20,000
           Exercise Price                                                $5.25

           WARRANTS - During the quarter ended December 29, 1995, 50,000 shares were issued as a result of the exercise of Common Stock Purchase Warrants and the Company received net proceeds of approximately $203,000 from such exercise.

(6)        LONG TERM DEBT:

           On December 29, 1995, the Company's Long-Term Debt consisted of a note payable in the amount of $750,000 with the Overseas Private Investment Corporation (OPIC) and various notes totaling $216,000. On January 31, 1995, the Company entered into an $8,000,000 Revolving Credit Loan Agreement with Chemical Bank, which, at December 29, 1995, entitled the Company to have outstanding borrowings of up to $6,400,000, reducing by $400,000 each calendar quarter thereafter. At December 29, 1995, there were no outstanding borrowings under the revolving loan facility. Loans bear interest equal to (a) the greater of 1% above the bank's prime rate, 2% above a certificate of deposit rate or 1.5% in excess of a federal funds rate or (b) 3% above the LIBOR rate for periods selected by the Company. A commitment fee of 1/4 of 1% is payable on the unused portion of the bank's commitment. The loan is secured primarily by the Company's accounts receivable and the Company's continental United States assets. The loan agreement requires the Company to maintain a minimum net worth of $17,500,000 in fiscal 1996 and $20,000,000 thereafter, current ratio of 1.25 through fiscal 1997 and 1.50 thereafter and debt service ratio of 1.35 and maximum ratio of debt to equity of 1.0, all as defined, limits capital expenditures generally to $3,500,000 per annum and lease obligations to $400,000 per annum (excluding rentals for the Company's Dominican Republic facilities and the Company's equipment lease with PRC Leasing, Inc.). In addition, the Company may not incur a consolidated net loss for any two fiscal quarters in any four consecutive quarters and may not pay cash dividends or repurchase capital stock without the consent of the bank.

7)         EQUIPMENT FINANCING

           In January, 1996 a subsidiary of the Company entered into an equipment financing agreement with Chem Lease World Wide, Inc., leasing company for $3,500,000 covering new equipment to be purchased in 1996 and equipment previously delivered and installed in 1995 ("1995 items"). In January 1996, the leasing company funded approximately $1,841,000 of the 1995 items under this agreement with lease terms of five and seven years. This agreement is guaranteed by the Company and its subsidiaries.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

           The following discussion and analysis should be read in conjunction with the foregoing financial statements and notes thereto.

           RESULTS OF OPERATIONS
           Net sales for the second quarter of fiscal 1996 increased 5.4% to $11,241,000 from $10,661,000 reported during the second quarter of fiscal 1995 and 17% above sales of $9,600,000 reported during the first quarter of fiscal 1996 primarily as a result of increased sales of the Company's core overvoltage protector and network interface products to its telephone company customers, including to a large degree those customers that decreased their inventory levels during the first quarter in anticipation of the delivery of newly released products developed pursuant to the Company's agreement with Access Network Technologies ("ANT"). The improvement in sales during the second quarter offset to a large degree the decrease in sales during the first quarter so that net sales for the first six months of fiscal 1996 was only 1.3% below the first half of fiscal 1995 (to $20,841,000 from $21,117,000). This decline in sales was primarily the result of certain customers decreasing inventory levels of certain TII products during the Company's first quarter of fiscal 1996. The Company does not anticipate, at this time, any other customers reducing inventory levels. Limited shipments of these products have begun; however, volume sales continue to be delayed as TII and ANT gear-up their production facilities as well as their marketing and sales organizations. While the Company believes that delays in volume shipments of the ANT Agreement products will continue for the remainder of fiscal year 1996, the Company continues to expect net sales for fiscal 1996 to exceed fiscal 1995 levels. Principally as a result of the delays in the volume shipments of the ANT products, inventory increased to $15,134,000 during the second quarter of fiscal 1996, from $12,278,000 at June 30, 1995.

           Cost of sales, as a percentage of sales, increased for the second quarter and first six months of fiscal 1996 (72.3% and 72.8%, respectively) as compared to the second quarter and first six months of fiscal 1995 (70.2% and 70.2%, respectively) principally due to the Company not being able to pass on increases in raw materials and other manufacturing costs to customers on a similar mix of products shipped during these periods. The Company expects fiscal 1996 cost of sales levels to remain at relatively the same percentage of sales for the remainder of the fiscal year.

           Selling, general and administrative expenses decreased in dollar amounts for the second quarter and first six months of fiscal 1996 ($1,394,000 and $2,887,000, respectively) as compared to the second quarter and first six months of fiscal 1995 ($1,777,000 and $3,487,000, respectively) principally due to reductions in many of the items of this category throughout the Company.

           Research and development expenses increased in dollar amounts for the second quarter and first six months of fiscal 1996 ($762,000 and $1,387,000, respectively) as compared to the second quarter and first six months of fiscal 1995 ($640,000 and $1,345,000, respectively) due to the development expenses associated with the ANT Agreement projects, as well as other new products, exclusive of the ANT Agreement, being developed by the Company for the telecommunications industry.

           Interest expense increased slightly during the second quarter of fiscal 1996 ($14,000) as compared to the second quarter of fiscal 1995 due to increased borrowings against the Company's line of credit. These borrowings were principally the result of increased inventory levels resulting primarily from the delay in the volume shipments of the ANT product and the decline in sales resulting from the customer's decrease in inventory levels. Interest expense decreased by $112,000 during the first six months of fiscal 1996 as compared to the first six months of fiscal 1995 due principally to decreased borrowings during the period.

           Other income, (net), was $87,000 in the second quarter of fiscal 1996 compared to a net expense of $20,000 during the comparable period in fiscal 1995, and a net income of $112,000 in the first six months of fiscal 1996 compared to a net expense of $24,000 during the first six months of fiscal 1995. The improvements were primarily due to an increase in funds available for investment resulting from exercises, primarily during the fourth quarter of fiscal 1995 and first quarter of fiscal 1996, of Warrants issued in an August 1992 private placement.

           As a result of the foregoing, the Company's net profit increased during the second quarter and first six months of fiscal 1996 to $895,000 and $1,334,000, respectively, from $607,000 and $1,143,000, respectively, reported during the second quarter and first six months of fiscal 1995.

           LIQUIDITY AND CAPITAL RESOURCES

           Key factors in the Company's financial position were:
                                                              As Of
                                                   December 29        June 30,
                                                       1995             1995
                                                      (Dollars in Thousands)

                Working capital                     $18,444          $15,947
                Current ratio                          4.11             3.44
                Total debt to equity ratio              .23              .37

           During the first six months of fiscal 1996, cash was provided principally by the Company's net profit, $1,334,000; depreciation and amortization, $857,000; an increase in receivables, $140,000; and the proceeds from Common Stock Purchase Warrants and Unit Purchase Options exercised (see below), $5,488,000. These sources and existing cash were used to support the increase of inventories ($2,956,000), for capital expenditures ($1,013,000), the paydown of the Company's revolving credit facility ($1,834,000) and the redemption of all outstanding Series A Cumulative Convertible Redeemable Preferred Stock at their liquidation value and redemption amount ($2,763,000).

           During the prior fiscal year ended June 30, 1995, Common Stock Purchase Warrants and Unit Purchase Options issued in the 1992 private placement were exercised for 1,582,000 shares of Common Stock. Net proceeds to the Company from such exercises aggregated approximately $7,100,000. During the six months ended December 29, 1995, the remaining Common Stock Purchase Warrants and Unit Purchase

           Options were exercised for 1,130,000 shares of Common Stock and the Company received additional net proceeds of approximately $5,488,000.

           Funds anticipated to be generated from operations, together with available cash and marketable securities and borrowings available under the Company's Revolving Credit Agreement, are considered to be adequate to finance the Company's operational and capital needs for the foreseeable future.

                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's 1995 Annual Meeting of Shareholders held on December 6, 1995, stockholders:

     1. Re-elected C. Bruce Barksdale, Joseph C. Hogan and William G. Sharwell to serve as Class I directors until the 1998 Annual Meeting of Stockholders and until their respective successors are elected and qualified. The following is the vote received by each director, Messrs. C. Bruce Barksdale, Joseph C. Hogan and William G. Sharwell:
                                                              Authority To
                                           For               Vote Withheld
                                          -----             ---------------

           C. Bruce Barksdale           6,208,901                39,517

           Joseph C. Hogan              6,206,951                41,467

           William G. Sharwell          6,206,955                41,463

     2. Approved the Company's 1995 Stock Option Plan.

          For                   Against     Abstain     Broker Non-Votes
         -----                  -------     -------     ----------------

       3,619,315              1,297,124     127,887        1,204,092

     3. Approved amendments to the Company's 1994 Non-Employee Director Stock Option Plan by the following vote:

          For                   Against     Abstain     Broker Non-Votes
         -----                  -------     -------     ----------------

       4,133,091                850,276     134,809        1,130,242

     4. Ratified the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending June 28, 1996 by the following vote:

          For                   Against     Abstain     Broker Non-Votes
         -----                  -------     -------     ----------------

       6,225,824                 20,097       2,497             0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


           (a)  Exhibits

                11.  Statement Re:  Computation of Per Share Earnings


           (b)  Reports on Form 8-K

                No Reports on Form 8-K were filed during the quarter ended December 29, 1995.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TII INDUSTRIES, INC.
                                                   (Registrant)


                                                /s/ John T. Hyland, Jr.
                                               ------------------------------
Date:  February __, 1996                       John T. Hyland, Jr.
                                               Vice President, Treasurer and
                                               Chief Financial Officer