Form 10-K/A
period 1995-06-30
TII INDUSTRIES INC
filed 1996-02-29
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended June 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                          Commission File Number 1-8048

                              TII INDUSTRIES, INC.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                66-0328885
-------------------------------                             --------------------
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   1385 Akron Street, Copiague, New York            11726
      ---------------------------------------------------------------------
               (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  516-789-5000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant outstanding as of September 27, 1995 held by non-affiliates of the registrant was approximately $45,000,000. While such market value excludes shares which may be deemed beneficially owned by executive officers and directors and their associates, this should not be construed as indicating that all such persons are affiliates.

     The number of shares of the Common Stock of the registrant outstanding as of September 27, 1995 was 7,016,758. The foregoing gives effect to the conversion of all Class B Stock into Common Stock on September 27, 1995.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART II

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive directors and executive officers of the Company are as follows:

Name                     Age           Positions with the Company
----                     ---           --------------------------
Alfred J. Roach           80      Chairman of the Board and Director

Timothy J. Roach          48      President, Chief Executive Officer, Chief
                                  Operating Officer and Director

C. Bruce Barksdale        64      Senior Vice President and Director

Virginia M. Hall          42      Vice President - Administration

John T. Hyland, Jr.       60      Vice President - Operations

Dare P. Johnston          55      Vice President - Fiber Optic Operations

Carl H. Meyerhoefer       57      Vice President - Research and Development

James A. Roach            43      Vice President - Marketing and Sales

Dorothy Roach             72      Secretary and Director

Timothy R. Graham         45      Director

James R. Grover, Jr.      76      Director

Joseph C. Hogan           73      Director

William J. Rouhana, Jr.   43      Director

William J. Sharwell       73      Director


     Alfred J. Roach has served as Chairman of the Board of Directors of the Company since July 1980, Chief Executive Officer from July 1980 to January 1995 and President and/or Chairman of the Board of Directors of the Company and its predecessor from its founding in 1964 until July 1980. He has been a director of the Company since its formation. Mr. Roach has also served as Chairman of the Board of Directors of American Biogenetic Sciences, Inc. ("ABS"), a company that conducts research and development of therapeutic and diagnostic products primarily in the areas of blood coagulation and neurodegenerative diseases, since September 1983.

     Timothy  J.  Roach has served  the  Company  in  various  capacities  since
December 1973. He has been President of the Company since July 1980, Chief Operating Officer since May 1987, Chief

Executive Officer since January 1995, Vice Chairman of the Board since October 1993, Assistant Chief Executive Officer from June 1985 until January 1995 and a director since January 1978. Mr. Roach was a Captain in the United States Air Force for four years prior to joining the Company and is a graduate of Harvard University's Business School Program for Management Development. Mr. Roach has also served as Treasurer, Secretary and a director of ABS since September 1983.

     C. Bruce Barksdale has been Vice President of the Company since August 1971, becoming Senior Vice President (responsible for customer and product development) in October 1993. He has served as a director of the Company since 1974. Mr. Barksdale holds a Bachelor of Science degree in Electrical Engineering from the University of South Carolina.

     Virginia M. Hall has served the Company in various capacities since February 1976, serving as Vice President-Administration since December 1993 and Vice President-Contract Administration from September 1990 until December 1993.

     John T. Hyland, Jr. has served the Company in various capacities since June 1980, most recently serving as Vice President and Treasurer since October 1995. Prior thereto, he served as Senior Vice President-Auditing from September 1994; Vice President-Operations (in charge of the Company's Caribbean based manufacturing operations) from October 1993 until September 1994; and Vice President and Controller from December 1988 until September 1993. Mr. Hyland holds a Bachelor of Business Administration degree in Accounting from Ohio Christian College and a Master of Business Administration in Finance from Pacific University.

     Dare P. Johnston has been Vice President - Fiber Optic Operations since December 1993. Ms. Johnston joined the Company in September 1993 with the Company's acquisition of Ditel, Inc., a designer, manufacturer and supplier of fiber optic products. Prior to joining the Company, Ms. Johnston served in various capacities with Ditel, Inc. since January 1989, serving as President since September 1990. Prior to joining Ditel, Inc., Ms. Johnston was employed by NCNB National Bank of North Carolina since 1973, where she served as Senior Vice President since October 1983. Ms. Johnston holds a Bachelor of Arts degree in English from Duke University.

     Carl H. Meyerhoefer has been Vice President - Research and Development since December 1993. Mr. Meyerhoefer joined the Company in July 1993. Prior to joining the Company, Mr. Meyerhoefer held various positions with Porta Systems Corp., a manufacturer of telecommunications connection and protection products, since December 1987, serving as Assistant Vice President of Product Manufacturing since July 1991. Mr. Meyerhoefer holds a Bachelor of Science degree in Mechanical Engineering from Stevens Institute of Technology.

     James A. Roach has served the Company in various capacities since January 1982, serving as Vice President-Marketing and Sales since July 1987.

     Dorothy Roach has been Secretary of the Company for more than the past five years, served as Treasurer of the Company for more than five years prior to relinquishing that position in December 1993 and, except for a brief period, has been a director of the Company since 1964.

     Timothy R. Graham has been a director of the Company since August 1992. Since October 1994, Mr. Graham has served as Executive Vice President of WinStar Communications, Inc. ("WinStar Communications"), a telecommunications and information services company. From

October 1990 through September 1994, Mr. Graham was engaged in the private practice of law and served in various capacities with National Capital Management Corporation (a company engaged through its subsidiaries in various businesses including the ownership of real estate rental properties, industrial manufacturing and insurance matters), including as Corporate Secretary and as President of its primary real estate and insurance subsidiaries. During that period, Mr. Graham also acted in various capacities (presently Executive Vice President and General Counsel) for WinStar Services, Inc. ("Services"), a wholly-owned subsidiary of WinStar Companies, Inc. ("WinStar Companies"), and its affiliated companies, which are engaged in the business of merchant banking and consulting. Prior to 1990, Mr. Graham was a partner in the law firm of Nixon, Hargrave, Devans & Doyle specializing in corporate finance, regulatory and business law.

     James R. Grover, Jr. has been a director of the Company since 1978. Mr. Grover has been engaged in the private practice of law in the State of New York since 1974, and has been General Counsel to the Company for more than the past five years. Mr. Grover is also a director of Sunrise Bancorp, Inc.

     Dr. Joseph C. Hogan has been a director of the Company since January 1974. Dr. Hogan served as Dean of the College of Engineering of the University of Notre Dame from 1967 to 1981, following which he performed various services for the University of Notre Dame until 1985, where he remains Dean Emeritus. From 1985 until his retirement in 1987, Dr. Hogan was a Director of Engineering Research and Resource Development at Georgia Tech. He is past President of the American Society of Engineering Education. Dr. Hogan is also a director of ABS.

     William J. Rouhana, Jr. has been a director of the Company since August 1992. Since December 1984, Mr. Rouhana has been a principal (and presently also serves as President and Chief Executive Officer) of Services and its affiliated companies, which are engaged in the business of merchant banking and consulting. Since February 1991, he has also been Chairman of the Board of Directors and, since May 1994, Chief Executive Officer of WinStar Communications. Mr. Rouhana has been a director of WinStar Communications since September 1990. Mr. Rouhana has been President and Chief Executive Officer of WinStar Companies since 1983, through which he served, from August 1987 to February 1989, as Vice Chairman of the Board and Chief Operating Officer of Management Company Entertainment Group, Inc. ("MCEG"), a diversified distributor of entertainment products, and thereafter until May 1990 as Vice Chairman of MCEG's Board. In November 1990, a petition for involuntary bankruptcy was filed against MCEG which, on MCEG's motion, was converted to Chapter 11 of the Bankruptcy Code. In March 1992, MCEG emerged from Chapter 11. From May 1991 through September 1994, Mr. Rouhana was a director of Lancit Media Productions, Ltd., a creator of children's television programming.

     William G. Sharwell was appointed as a director of the Company in October 1995. Mr. Sharwell was President of Pace University in New York from 1984 until his retirement in 1990. He was Senior Vice President of American Telephone & Telegraph Company between 1976 and 1984, and previously served as executive Vice President of Operations of New York Telephone Company. Mr. Sharwell serves as an independent general partner of Equitable Capital Partners, L.P. and Equitable Capital Partners (Retirement Fund), L.P., registered investment companies under the Investment Company Act of 1940. He also serves on the Board of Directors of ABS and US Life Corporation.

     Alfred J. Roach and Dorothy Roach are married. Timothy J. Roach is their son and James A. Roach is their nephew. There are no other family relationships among the Company's directors and executive officers.

     The Company's Board of Directors presently consists of nine directors divided into three classes. C. Bruce Barksdale, Dr. Joseph Hogan and William G. Sharwell serve as Class I directors, Timothy R. Graham, James R. Grover, Jr. and Dorothy Roach serve as Class II directors and Alfred J. Roach, Timothy J. Roach and William J. Rouhana, Jr. serve as Class III directors. The term of office of Class II directors continues until the Company's 1996 Annual Meeting of Stockholders scheduled to be held in December 1996, the term of office of Class III directors continues until the next succeeding annual meeting of stockholders and the term of office of Class I directors continues until the second succeeding annual meeting of stockholders and, in each case, until their respective successors are elected and qualified. Directors are elected at each annual meeting to succeed those in the class whose term expires at that meeting.

     Officers hold office until their successors are chosen and qualified. Any officer elected or appointed by the Board of Directors may be removed at any time by the Board. See "Executive Compensation - Employment Agreements" in Item 11 of this Report for information concerning the Company's Employment Agreements with Timothy J. Roach, Dare P. Johnston and Carl H. Meyerhoefer.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock and other equity securities of the Company on Form 4 or Form 5, depending on the transaction reported thereon, within the time periods specified by the applicable form. With respect to fiscal 1995, Carl H. Meyerhoefer filed one late Form 4 reflecting one transaction and Alfred J. Roach amended a timely filed Form 5 with respect to the fiscal year ended June 30, 1995, to reflect the effects of the Company's new revolving credit agreement on the method of lease payments under an equipment lease between the Company and a corporation wholly-owned by Mr. Roach.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth, for the Company's three fiscal years ended June 30, 1995, information concerning the compensation paid by the Company to Alfred J. Roach and Timothy J. Roach, each of whom served as the Company's Chief Executive Officer during different portions of fiscal year 1995, and each other executive officer of the Company whose salary and bonus was in excess of $100,000 during the Company's fiscal year ended June 30, 1995:


                                                                                    LONG-TERM
                                                                                  COMPENSATION
                                         ANNUAL COMPENSATION                          AWARD
                                 -----------------------------------              ------------
NAME AND                                                                              STOCK                  ALL OTHER
PRINCIPAL POSITION               YEAR         SALARY           BONUS               OPTIONS (#)             COMPENSATION
------------------               ----         ------           -----               -----------             ------------
Alfred J. Roach                  1995        $150,000        $200 (2)                  200,000                    --
  Chairman of the                1994         149,623         200 (2)                       --                    --
  Board (1)                      1993         150,000         200 (2)                       --                    --

Timothy J. Roach,                1995         143,677          --                      200,000                $7,282(3)
  President,                     1994         135,230          --                           --                 7,155
  and Operating Officer(1)       1993         120,000          --                           --                 5,168

Dare P. Johnston                 1995         107,692       77,071                      20,000                    --
  Vice President -               1994(4)       82,500       75,000                      20,000                    --
  Fiber Optics Operations

James A. Roach                   1995         100,098       39,554 (5)                  20,000                    --
  Vice President -               1994          91,284       48,220 (5)                  10,000                    --
  Marketing                      1993          74,505       16,895 (5)                   4,240                    --

Carl H. Meyerhoefer              1995         107,308           --                      20,000                    --
  Vice President -               1994(6)       91,244           --                      20,000                    --
  Research and
  Development


--------------
(1) Timothy J. Roach succeeded Alfred J. Roach as the Company's Chief Executive Officer in January 1995.

(2)  Required to be paid under Puerto Rico law.

(3) Includes (i) $1,703, representing the dollar value to Mr. Roach of the portion of the premium paid by the Company on split dollar life insurance policies during such year with respect to the deemed term life insurance portion of the premiums; and (ii) $5,579, representing the annual premium paid by the Company on long-term disability insurance maintained by the Company for the benefit of Mr. Roach.

(4)  Ms. Johnston joined the Company in September 1993.

(5)  Commissions based on sales.

(6)  Mr. Meyerhoefer joined the Company in July 1993.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning options granted during the Company's fiscal year ended June 30, 1995 to the executive officers named in the Summary Compensation Table, above:


                                                                                                         POTENTIAL REALIZABLE
                                                                                                           VALUE AT ASSUMED
                       NUMBER OF            PERCENT OF                                                   ANNUAL RATES OF STOCK
                      SECURITIES           TOTAL OPTIONS                                                PRICE APPRECIATION FOR
                      UNDERLYING           GRANTED TO          EXERCISE                                       OPTION TERM
                       OPTIONS              EMPLOYEES IN        PRICE PER          EXPIRATION           ----------------------
   NAME                GRANTED             FISCAL YEAR           SHARE                 DATE                5%              10%
   ----               ----------           -----------         ---------            ----------          --------         -----
Alfred J. Roach          100,000              11.5%               $4.625            9/13/2004            $290,865         $737,105
                         100,000              11.5%               $5.125            5/14/2005            $322,308         $816,793

Timothy J. Roach         100,000              11.5%               $4.625            9/13/2004            $290,865         $737,105
                         100,000              11.5%               $5.125            5/14/2005            $322,208         $816,793

Dare P. Johnston          20,000               2.3%               $4.625            9/13/2004             $58,173         $147,421

James A. Roach            20,000               2.3%               $4.625            9/13/2004             $58,173         $147,421

Carl H. Meyerhoefer       20,000               2.3%               $4.625            9/13/2004             $58,173         $147,421


     Each option was granted at an exercise price equal to the market value of the Company's Common Stock on the date of grant and is exercisable during a ten year term (subject to early termination in certain instances) with respect to 20% of the number of shares subject to the option in each annual period, on a cumulative basis, commencing one year after the date of grant.

AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table contains information with respect to exercises of options during the Company's fiscal year ended June 30, 1995 by, and the fiscal year-end value of unexercised options held by, the executive officers named in the Summary Compensation Table, above:


                                                                                 NUMBER OF               VALUE OF
                                                                                 UNEXERCISED             UNEXERCISED IN-
                                                                                 OPTIONS AT FY-          THE-MONEY OPTIONS
                                                                                 END (#)                 AT FY-END ($)
                              SHARES ACQUIRED                                    EXERCISABLE/            EXERCISABLE/
NAME                          ON EXERCISE (#)        VALUE REALIZED ($) (1)      UNEXERCISABLE           UNEXERCISABLE (2)
----                          ---------------        ----------------------      -------------           -----------------

Alfred J. Roach                      --                        --               40,360/200,000          $171,530/$375,000

Timothy J. Roach                     --                        --               40,000/200,000          $145,000/$375,000

Dare P. Johnston                     --                        --               10,000/ 30,000          $ 5,000 /$ 47,500

James A. Roach                     15,000                   $64,688             10,000/ 25,000          $ 21,881/$ 45,781

Carl H. Meyerhoefer                  --                        --               10,000/ 30,000          $ 25,313/$ 67,813


----------------

(1) Represents closing price of the underlying Common Stock on the date of exercise of the option minus the option exercise price.

(2) Represents the closing price of the underlying Common Stock at fiscal year-end minus the option exercise price.


REMUNERATION OF DIRECTORS

     Beginning with the first meeting of the Board of Directors held after September 20, 1995, non-employee directors receive a fee of $1,000 for each meeting of the Board held and members of Committees of the Board receive a fee of $500 for attending each meeting of the Committee of the Board on which they serve. Prior thereto directors received no compensation for their service on the Board or any committee of the Board, except that Mr. Hogan received $600 for each meeting of the Audit Committee which he attended. Pursuant to the Company's 1994 Non-Employee Director Stock Option Plan (as amended, the "Non-Employee Director Stock Option Plan"), the non-employee directors of the Company in office at the time stockholders approved the plan on December 7, 1994 and, upon his initial election to the Board on September 20, 1995, Mr. Sharwell were each granted options to purchase 5,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the Company's Common Stock on the applicable date of grant. In addition, pursuant to the Non-Employee Director Stock Option Plan, each newly elected director on the date of his or her election to the Board and each non-employee director in office immediately following each annual meeting of stockholders (commencing with the Company's 1995 Annual Meeting held on December 6, 1995) on the date of such meeting is granted an option to purchase 10,000 shares of the Company's Common Stock at the fair market value of the Company's Common Stock on the date of grant. All options under the Non-Employee Director Stock Option Plan have a ten year term (subject to early termination in the event of cessation of service as a non-employee director).

     From August 7, 1992 until July 31,1995, Services provided financial consulting services to the Company, including identifying and analyzing potential acquisitions and mergers, and evaluating potential investments and other financing arrangements, pursuant to a Consulting Agreement dated June 2, 1992. Under the Consulting Agreement, as amended, Services received a monthly fee of $7,500 and additional fees based upon the value of certain types of transactions consummated by the Company. In fiscal 1995, in addition to its monthly fee, the Company paid Services $80,000 in connection with the Company's entering into an $8,000,000 Revolving Credit Loan Agreement with a commercial bank in January 1995. In addition, in connection with entering into the Consulting Agreement, the Company granted to Services options to purchase 400,000 shares of Common Stock, exercisable, for a three-year period commencing February 7, 1993, as follows: (a) 200,000 shares at $5.00 per share; (b) 60,000 shares at $5.625 per share; (c) 60,000 shares at $6.25 per share; and (d) 80,000 shares at $7.50 per share. The holders of the shares underlying the options have been granted the right to "piggyback" the shares in each registration statement (with certain exceptions) filed by the Company under the Securities Act of 1933, as amended for the sale of the Company's securities until August 6, 1997. The Company has registered the shares of Common Stock underlying the options for resale in connection with the registration of other securities. The Company has also agreed to register such shares, on one occasion, upon the demand made prior to August 7, 1997 by the holders of a majority of the underlying shares, taken in the aggregate. Such registration statements are at the Company's cost and expense, except commissions and legal fees of the then holders. These options were subsequently transferred by Services to William J. Rouhana, Jr., Timothy R. Graham and a third person, each of whom exercised all of the options in 1996 except for those options exercisable at an exercise price of $7.50 per share, which have expired unexercised. Services is a wholly-owned subsidiary of WinStar Companies. Mr. Rouhana, a director of the Company, is President and Chief Executive Officer of Services and WinStar Companies and has sole voting power over the majority of the voting shares of WinStar Companies. Mr. Graham, a director of the Company, is Executive Vice President of and General Counsel to Services.

EMPLOYMENT AGREEMENTS

     The Company and Timothy J. Roach are parties to a five-year Employment Agreement, effective as of August 1, 1992, pursuant to which Mr. Roach is to serve as the Company's President, Chief Operating Officer and Vice Chairman of the Board. Since January 1995 Mr. Roach has also served as Chief Executive Officer of the Company. Under the Employment Agreement, Mr. Roach is presently entitled to an annual salary of $175,000 per year (subject to periodic increases which shall not be less than 10% per annum) and bonuses at the discretion of the Board of Directors. In addition, the Agreement requires the Company to provide Mr. Roach (whose principal place of business is the Company's executive offices in Copiague, New York) with an allowance to reimburse him for the cost of maintaining a place of abode in Puerto Rico (where the Company maintains its principal manufacturing facilities) not to exceed 20% of his then salary, to continue to maintain family medical and dental insurance, split dollar life insurance policies in the aggregate amount of not less than $500,000 and long-term disability insurance. Mr. Roach has agreed not to disclose confidential information of the Company during the term of his employment and for a period of four years thereafter. In the event of termination of employment by reason of death or disability, as defined, Mr. Roach or his beneficiary is entitled to receive a continuation of his salary and the family medical benefits for a period of one year. In the event Mr. Roach terminates his employment "for good reason" (in general, adverse changes in his powers, duties, position or compensation), the Company will be required to pay him all compensation due for the unexpired term of the Employment Agreement, but not less than six months compensation, in a lump sum.

     Dare P. Johnston is a party to an Employment Agreement, dated September 23, 1993, with the Company's subsidiary Ditel, Inc. ("Ditel"), under which Ms. Johnston is serving as President/General Manager of the Ditel Fiber Optic
Division of the Company. The Employment Agreement, as extended provides for a term expiring September 22, 1999. Under the Employment Agreement, Ms. Johnston's current annual salary is $121,000 per annum, subject to review at the end of each year of employment, with Ms. Johnston to receive a salary increase of up to 10% per year but not less than the percentage increase of a consumer price index. In addition, for the first two years of her employment, Ms. Johnston received a $75,000 bonus and a bonus based on the division's sales above a specified level. Commencing in fiscal 1996, Ms. Johnston's bonus is to be determined under a formula based on the Company's consolidated sales and profits. Ms. Johnston has agreed not to disclose confidential information of the Company during and after the term of the Employment Agreement and that, during the term of her employment and for a period of two years thereafter, she will not directly or indirectly engage in certain activities which are competitive with the Company.

     The Company and Carl H. Meyerhoefer are parties to an Employment Agreement, dated July 1, 1993, pursuant to which Mr. Meyerhoefer is serving as Vice President-Research & Development. The Employment Agreement, as extended, provides for a term expiring July 19, 1997. Mr. Meyerhoefer's current compensation is at the rate of $116,600 per annum. Mr. Meyerhoefer has agreed that during the term of the Employment Agreement he will not directly or indirectly engage in certain competitive activities. In addition, he has agreed not to disclose confidential information of the Company during or after the term of his employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee are James R. Grover, Jr. and Joseph C. Hogan. The Company has retained Mr. Grover as legal counsel during the Company's last fiscal year and is retaining him during the Company's current fiscal year. Fees paid Mr. Grover for services rendered to the Company during the Company's fiscal year ended June 30, 1995 were $30,000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of February 15, 1996, with respect to the beneficial ownership of Common Stock by (i) each person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table under the caption "Executive Compensation", above, and (iv) all executive officers and directors of the Company as a group. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.



                                              COMMON STOCK
                                      ----------------------------
NAME AND ADDRESS                                         PERCENT
          OF                          SHARES                OF
BENEFICIAL OWNER                       OWNED             CLASS (1)
----------------                      ------             ---------
Alfred J. Roach                      762,100(2)           10.2%
Route 2-Kennedy
Avenue, Guaynabo,
Puerto Rico 00657

Dorothy Roach                         60,704(3)             *
Route 2-Kennedy
Avenue, Guaynabo,
Puerto Rico 00657

Timothy J. Roach                     501,253(4)            6.7%
1385 Akron Street
Copiague, NY 11726

William J. Rouhana, Jr.              394,763(5)            5.3%
575 Fifth Avenue
New York, NY 10017

Overseas Private                     400,000(6)            5.1%
Investment Corporation
1615 M Street, N.W.
Washington, DC 20527

C. Bruce Barksdale                    23,998(7)             *

Dr. Joseph C. Hogan                   24,830(8)             *

Timothy R. Graham                    125,000(5)            1.7%

James R. Grover, Jr.                  20,600(5)             *

William G. Sharwell                   25,000(9)             *

Dare P. Johnston                      24,000(10)            *

Carl H. Meyerhoefer                   24,000(10)            *

James A. Roach                        20,988(11)            *

All executive officers and
directors as a group               2,006,736(12)          26.0%


----------------
(1) Asterisk indicates that the Percent of Class is less than one percent. Percent of Class assumes the issuance of the Common Stock issuable upon the exercise of options or conversion of indebtedness (to the extent exercisable on or within 60 days after February 15, 1996) held by such persons or entity but (except for the calculation of beneficial ownership by all executive officers and directors as a group) by no other person or entity.

(2) Includes 60,360 shares subject to options held under the Company's 1986 Stock Option Plan. Excludes the shares owned by Mr. Roach's wife, Dorothy Roach, reflected in this table, as to which shares Mr. Roach disclaims beneficial ownership.

(3) Includes 8,960 shares subject to options held under the Company's 1986 Stock Option Plan. Excludes the shares owned by Mrs. Roach's husband, Alfred J. Roach, reflected in this table, as to which shares Mrs. Roach disclaims beneficial ownership.

(4) Includes (i) 968 shares owned by Mr. Roach's wife (who has sole voting and dispositive power with respect to the shares owned by her and as to which Mr. Roach disclaims beneficial ownership); (ii) 4,240 shares owned by Mr. Roach as trustee or custodian for his children; and (iii) 60,000 shares subject to options held under the Company's 1986 Stock Option Plan.

(5) Includes 15,000 shares subject to options held under the Company's 1994 Non-Employee Director Stock Option Plan .

(6) Represents (i) 300,000 shares issuable upon conversion of $750,000 of indebtedness and (ii) 100,000 shares issuable upon the exercise of an option.

(7) Includes (i) 78 shares owned by Mr. Barksdale's children and (ii) 16,000 shares subject to options held under the Company's 1983 Employee Incentive Stock Option Plan and 1986 Stock Option Plan.

(8) Includes (i) 9,750 shares subject to options held under the Company's 1986 Stock Option Plan and (ii) 15,000 shares subject to options held under the Company's 1994 Non-Employee Director Stock Option Plan.

(9) Represents (i) 10,000 shares subject to options held under the Company's 1986 Stock Option Plan and (ii) 15,000 shares subject to options held under the Company's 1994 Non-Employee Director Stock Option Plan..

(10) Represents 24,000 shares subject to options held under the Company's 1986 Stock Option Plan.

(11) Includes 14,000 shares subject to options held under the Company's 1986 Stock Option Plan.

(12) Includes 302,070 shares subject to options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 18, 1991, as an inducement to the Company's then bank lenders to restructure the Company's long-term bank loan, the Company acquired all of the issued and outstanding shares of capital stock of Crown Tool & Die Company ("Crown"), and acquired certain and leased other equipment from PRC Leasing, Inc. ("PRC"). At the time Crown was, and PRC remains, corporations wholly-owned by Alfred J. Roach, Chairman of the Board of Directors and a director of the Company. The equipment lease (as amended, the "Equipment Lease"), pursuant to which the Company leases equipment from PRC, has a term expiring July 17, 1996 (subject to automatic extensions until July 17, 1999 and July 17, 2001, unless terminated by either party upon at least ninety days written notice prior to the then scheduled renewal period) and provides for rentals at the rate of $200,000 per year. The Equipment Lease provides that rentals be payable in shares of the Company's Series A Preferred Stock, valued at their liquidation and redemption value of $100 per share (the "Series A Preferred Stock"), for the period through January 17, 1994 and thereafter in shares of Common Stock, valued at the average market value thereof during the period for which rentals are payable in Common Stock, payable at the end of the present term and each renewal period. However, during any time that there is no restriction contained in any mortgage or loan agreement binding on the Company, accumulated rentals are to be paid in cash and future rentals are to be paid semiannually in cash. On January 31, 1995, the Company entered into a Revolving Credit Loan Agreement with a commercial bank which permitted rentals to be paid in cash. Accordingly, on March 7, 1995 and August 3, 1995, the Company paid PRC $200,000 and $300,000, respectively, in payment of all accrued but unpaid rentals. The Company believes that the rentals charged by PRC are comparable to the rentals which would have been charged by nonrelated leasing companies for similar equipment.

     On August 4, 1995 and September 21, 1995, the Company redeemed 10,000 and 17,626 shares, respectively, of Series A Preferred Stock (representing all of the issued and outstanding shares of Series A Preferred Stock) from Mr. Roach at the $100 per share liquidation and redemption value of the Series A Preferred Stock. The Series A Preferred Stock was convertible into Common Stock at $6.25 per share, or into an aggregate of 442,016 shares of Common Stock. The closing sales price of the Company's Common Stock on August 4, 1995 and September 21, 1995 were $7.50 and $9.25, respectively. Of such shares of Series A Preferred
Stock: (i) 12,390 shares were acquired in exchange for all of the issued and outstanding shares of capital stock of Crown; (ii) 11,850 shares were acquired by Mr. Roach from PRC which, in turn, had acquired 5,000, 2,850 and 4,000 of such shares as part of the purchase price for Crown (which received the 5,000 shares of Series A Preferred Stock in settlement of $500,000 of indebtedness owed by Crown to PRC), for the purchase from PRC of equipment and for rental payments through January 17, 1994 under the Equipment Lease, respectively; and
(iii) 3,386 shares were issued to Mr. Roach in payment of dividends payable in Series A Preferred Stock on outstanding shares of Series A Preferred Stock.

     Between August 1 and August 4, 1995, Alfred J. Roach, Timothy J. Roach (President, Chief Executive Officer and a director of the Company), William J. Rouhana, Jr. (a director of the Company) and Timothy R. Graham (a director of the Company) exercised, in accordance with their terms, Warrants which entitled them to purchase 200,000, 100,000, 129,600 and 48,000 shares of Common Stock, respectively, at $5.00 per share. The Warrants had been issued in a private placement of Common Stock and Warrants by the Company in August 1992 in which investors purchased an aggregate of 2,200,000 shares of Common Stock and Warrants to purchase a like number of shares of Common Stock in units consisting of one share of Common Stock and one Warrant for $2.50 per unit. Messrs. Alfred
J. Roach and Timothy J. Roach had acquired their units in exchange for preferred stock, purchased by them for cash of $500,000 and $250,000, respectively, in February 1992; WinStar Venture II, Inc., a corporation owned by WinStar Companies (in which, in turn, Mr. Rouhana has sole voting power over the majority of the voting shares) purchased 180,000 of the units and subsequently transferred the Common Stock and Warrants owned by it to Messrs. Rouhana and Graham and a third party. In addition, Mr. Graham purchased 30,000 of such units individually. The closing sales price of the Company's Common Stock on February 21, 1992, the date the Company authorized the private placement was $5.00 per share (adjusted to give effect to the 1 for 2 1/2 reverse split of outstanding Common Stock effected by the Company on April 26, 1994) and on the dates of exercise of the Warrants ranged from $7.50 per share to $7.81 per share.

     See "Executive Compensation - Renumeration of Directors" in Item 11 of this Report for information concerning fees for consulting services paid by the Company to Services and options granted by the Company to Services with respect thereto, which were options exercised in February 1996 by Messrs. Rouhana, Graham and a third party.

     See also "Executive Compensation - Compensation Committee Interlocks and Insider Participation" in Item 11 of this Report for information concerning fees paid to James R. Grover, Jr. for legal services rendered to the Company by Mr. Grover.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TII INDUSTRIES, INC.



February 29, 1996                                By: /s/ Timothy J. Roach
                                                     ---------------------------
                                                     Timothy J. Roach, President