Form 10-Q
period 1995-03-29
TII INDUSTRIES INC
filed 1996-05-13
CIK 277928

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 29, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                          Commission File Number 1-8048
                          -----------------------------

                              TII INDUSTRIES, INC.
 -----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                     66-0328885
            --------                                     ----------
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
 incorporation or organization)


1385 Akron Street, Copiague, New York                          11726
- --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code        516-789-5000
                                                   ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                YES    X    NO
                                                     -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at May 1, 1996
- ----------------------------                     --------------------------
Common Stock, par value $.01                             7,420,838

                      TII INDUSTRIES, INC. AND SUBSIDIARIES

                 Form 10-Q for the Quarter Ended March 29, 1996

                                      INDEX

Part I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS:                                         Page No.
                                                                       --------
         Consolidated Balance Sheets -
           March 29, 1996 and June 30, 1995                                   3

         Consolidated Statements of
           Operations - Three and Nine Months Ended
           March 29, 1996 and March 31, 1995                                  4

         Consolidated Statement of Stockholders'
           Investment - Three and Nine Months Ended
           March 29, 1996                                                     5

         Consolidated Condensed Statements of
           Cash Flows - Three and Nine Months Ended
           March 29, 1996 and March 31, 1995                                  6

         Notes to Consolidated Condensed
           Financial Statements                                             7-11

Item 2:  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                   11-15

Part II- OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K                                     16

         Signature                                                            17

                                TII INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS


(Dollars in thousands except share and per share data)


                                                         March 29,      June 30,
               ASSETS                                       1996          1995
               ------                                       ----          ----
                                                       (Unaudited)
                                                       -----------   -----------
CURRENT ASSETS:
  Cash                                                     $   525       $ 1,152
  Marketable securities                                      5,457         2,266
  Trade receivables                                          7,151         5,655
  Other receivables                                            462           478
  Inventories                                               14,027        12,278
  Prepaid expenses                                             578           645
                                                           -------       -------
    Total current assets                                    28,200        22,474



PROPERTY AND EQUIPMENT, AT COST:
  Machinery and equipment                                   16,877        16,228
  Tools, dies and molds                                      6,395         6,027
  Leasehold improvements                                     5,877         5,655
  Office fixtures, equipment and other                       2,779         2,606
                                                           -------       -------
                                                            31,928        30,516

    Less - Accumulated depreciation and
      amortization                                          21,576        20,302
                                                           -------       -------
                                                            10,352        10,214
                                                           -------       -------


OTHER ASSETS                                                 1,475         1,726
                                                           -------       -------

                                                           $40,027       $34,414
                                                           =======       =======



                                                          March 29,     June 30,
   LIABILITIES AND STOCKHOLDERS' INVESTMENT                 1996          1995
               ------                                       ----          ----
                                                       (Unaudited)
                                                       -----------   -----------
CURRENT LIABILITIES:

 Current portion of long-term debt                         $   339       $    63
 Accounts payable                                            3,093         4,851
 Accrued liabilities                                           975         1,613
                                                           -------       -------

  Total current liabilities                                  4,407         6,527
                                                           -------       -------
LONG-TERM DEBT                                               2,415         2,704
                                                           -------       -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT:
Preferred Stock, par value $1.00 per share;
 1,000,000 authorized and issuable in series:
 Series A Cumulative Convertible Redeemable
  Preferred Stock, 100,000 shares authorized;
  no shares outstanding at March 29, 1996 and
  27,626 outstanding at June 30, 1995. (issued and
  valued at liquidation value of $100.00 per share).             0         2,763
 Series B Cumulative Redeemable Preferred Stock,
  20,000 shares authorized; no shares outstanding
  at March 29, 1996 and June 30, 1995.                          --            --


Common Stock, par value $.01 per share;
 30,000,000 shares authorized (with one vote  per share);
 7,437,975 and 5,496,229 shares issued at March 29, 1996
 and June 30, 1995, respectively.                               75            55

Class B Stock, par value $.01 per share;
 10,000,000 shares authorized (with each share having
 ten votes and convertible into one share of Common Stock);
 no shares outstanding at March 29, 1996 and 370,366 at
 June 30, 1995.                                                 --             4

Class C Stock, par value $.01 per share; 100,000 shares
 authorized (non-voting); no shares issued                      --            --

Warrants outstanding                                           120           120
Capital in excess of par value                              29,059        21,394
Retained earnings                                            4,232         1,118
Unrealized gain on marketable securities                        --            10
                                                           -------       -------

                                                            33,486        25,464
Less - 17,637 common shares in treasury, at cost               281           281
                                                           -------       -------
                                                            33,205        25,183
                                                           -------       -------
                                                           $40,027       $34,414
                                                           =======       =======






                The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                      TII INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

(Dollars and share amounts in thousands except per share data)

                                                      Three Months Ended           Nine  Months Ended
                                                 --------------------------   ---------------------------
                                                  March 29,       March 31,     March 29,      March 31,
                                                    1996            1995          1996           1995
                                                 -----------    -----------   ------------    -----------
NET SALES                                        $    12,136         11,502         32,977         32,619
                                                 -----------    -----------   ------------    -----------

COSTS AND EXPENSES

  Cost of sales                                        7,946          7,501         23,110         22,326
  Selling, general and administrative expenses         1,568          1,752          4,455          5,239
  Research and development expenses                      770            670          2,157          2,015
                                                 -----------    -----------   ------------    -----------
         Total costs and expenses                     10,284          9,923         29,722         29,580
                                                 -----------    -----------   ------------    -----------
         Operating income                              1,852          1,579          3,255          3,039
                                                 -----------    -----------   ------------    -----------

OTHER INCOME (EXPENSE)
  Interest expense                                      (112)          (194)          (293)          (487)
  Other income                                            41             41            153             17
                                                 -----------    -----------   ------------    -----------
         Total other expense, net                        (71)          (153)          (140)          (470)
                                                 -----------    -----------   ------------    -----------



         Net profit                              $     1,781          1,426          3,115          2,569
                                                 ===========    ===========   ============    ===========

NET PROFIT  PER SHARE - PRIMARY                  $      0.23           0.22           0.40           0.43
                                                 ===========    ===========   ============    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES
OUTSTANDING                                            7,893          8,116          7,861          7,959
                                                 ===========    ===========   ============    ===========

NET PROFIT  PER SHARE FULLY-DILUTED              $      0.22           0.21           0.39          0.42
                                                 ===========    ===========   ============    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES
OUTSTANDING                                            8,193          8,566          8,197          8,466
                                                 ===========    ===========   ============    ===========


                The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      TII INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                                   (Unaudited)

(Dollars in thousands)                                                                             Capital
                                                                          Class B             in excess            Treasury
                                                     Preferred     Common     Common     Warrants   of par   Retained    Stock
                                                         Stock      Stock      Stock  Outstanding    Value   Earnings   Amount
                                                        -------    -------     -----  -----------   -------  --------   -------
BALANCE, June 30, 1995                                  $ 2,763    $    55   $     4    $   120     $21,394   $ 1,118   $   281

  Issuance of Common Stock from exercise of private
    placement Warrants and Unit Purchase Options
    net of $128 expenses                                     --         12        --         --       5,481        --        --
  Conversion of Class B Common Stock                         --          4        (4)        --          --        --        --
  Redemption of Series A Preferred Stock                 (2,763)        --        --         --          --        --        --
  Exercise of stock options                                  --          4        --         --       2,184        --        --
  Net Income for the nine months
    ended March 29, 1996                                     --         --        --         --          --     3,115        --

BALANCE, March 29, 1996                                 $    --    $    75     $        $   120     $29,059   $ 4,233   $   281
                                                        -------    -------     -----    -------     -------   -------   -------


                The accompanying notes to consolidated financial statements are an integral part of these condolidated statements

                    TII INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


(Dollars in thousands)                                                    Nine Months Ended

                                                                        March 29,  March 31,
                                                                           1996       1995
                                                                         -------    -------
CASH FLOWS  FROM OPERATING ACTIVITIES

Net Income                                                               $ 3,115    $ 2,569
                                                                         -------    -------

Adjustments to reconcile net income to net cash
   (used) provided  by operating activities
    Depreciation and amortization                                          1,265      1,312
    Amortization of deferred charges and other assets, net                   251        138
    Loss on sale of marketable securities                                                17
    Changes in assets and liabilities
       Increase in trade receivables                                      (1,487)      (419)
       Decrease  in other receivables                                         16         49
       Increase in inventories                                            (1,749)    (3,064)
       Decrease (Increase) in prepaid expenses and other assets               67       (623)
       (Decrease) Increase in accounts payable and accrued liabilities    (2,396)     1,675
                                                                         -------    -------
          Total adjustments                                               (4,033)      (915)
                                                                         -------    -------
     Net cash (used) provided by operating activities                       (918)     1,654
                                                                         -------    -------

CASH FLOW FROM INVESTING ACTIVITIES
    Capital expenditures                                                  (1,379)    (2,211)
    Net (increase) decrease in  marketable securities                     (3,191)       123
                                                                         -------    -------
     Net cash used in investing activities                                (4,570)    (2,088)
                                                                         -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of options and warrants                         7,670        918
    Redemption of Preferred Stock                                         (2,763)
    Proceeds from issuance of long term debt                               1,840      6,000
    Payment of long term debt                                             (1,886)    (6,605)
                                                                         -------    -------
     Net cash provided by financing activities                             4,861        313
                                                                         -------    -------

Net decrease in cash                                                        (627)      (121)

Cash at beginning of period                                                1,152      1,099
                                                                         -------    -------
Cash and cash equivalents at end of period                               $   525    $   978
                                                                         =======    =======




           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      TII INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                 March 29, 1996


(1)         INTERIM FINANCIAL STATEMENTS:

            The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are considered necessary for a fair presentation of financial position at March 29, 1996 and results of operations for the three and nine months ended March 29, 1996 and March 31, 1995. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995. The results of operations for the three and nine months ended March 29, 1996 are not necessarily indicative of the results that may be expected for the full year ending June 28, 1996.

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

(3)         STATEMENTS OF CASH FLOWS:
            During the nine months ended March 29, 1996 and March 31, 1995, the Company made cash payments of $112,000 and $487,000, respectively, for interest.

(4)         MARKETABLE SECURITIES AVAILABLE FOR SALE:
            Prior to fiscal 1995, the portfolio of marketable securities was valued at the lower of cost or market. Effective for fiscal 1995 and thereafter, SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to categorize its investments as: held-to-maturity securities, reported at cost; trading securities, reported at fair value; or available-for-sale securities, reported at fair value. Changes in the fair value of trading securities are included in earnings, while changes in the unrealized gains and losses of available-for-sale securities are reported as a separate component of stockholders' investment. All of the Company's marketable securities are classified as available-for-sale. At March 29, 1996, the portfolio was valued at market, which approximated unamortized cost of $5,456,913 and consisted of U.S. Treasury Bills and Notes, other federal backed agency bonds and notes and other liquid investment grade investments with the primary investment goal being near-term liquidity and safety of principal.

(5)         CAPITAL STOCK:
            STOCK OPTIONS - The following summarizes stock option activity for the quarter ended March 29, 1996:
            Granted                                    0
            Exercise Price

            Exercised                                  3,820
            Exercise Price                             $2.50 - $4.625

            Options Cancelled/Expired/Terminated       0
            Exercise Price

            OTHER OPTIONS - During the quarter ended March 29, 1996, 320,000 shares were issued as a result of the exercise of the options issued to a consultant and the Company received proceeds of approximately $1,712,000 from such exercise.

(6)         LONG TERM DEBT:

            As of March 29, 1996,  the Company's  Long-Term  Debt consisted of a note in the amount of $750,000 payable to Overseas Private Investment Corporation, various notes totaling $163,000, and a series of notes payable to ChemLease WorldWide, Inc. for equipment financing purposes totaling approximately $1,841,000 (see Note 7). On January 31, 1995, the Company entered into an $8,000,000 Revolving Credit Loan Agreement with Chemical Bank, which, at March 29, 1996, entitled the Company to have outstanding borrowings of up to $6,000,000, to be reduced by $400,000 each calendar quarter thereafter. At March 29, 1996, there were no outstanding borrowings under the revolving loan facility. Loans bear interest equal to (a) the greater of 1% above the bank's prime rate, 2% above a certificate of deposit rate or 1.5% in excess of the federal funds rate or (b) 3% above the LIBOR rate for periods selected by the Company. A commitment fee of 1/4 of 1% is payable on the unused portion of the bank's commitment. The loan is secured primarily by the Company's accounts receivable and the Company's continental United States assets. The loan agreement requires the Company to maintain a minimum net worth of $17,500,000 in fiscal 1996 and $20,000,000 thereafter, current ratio of 1.25 through fiscal 1997 and 1.50 thereafter, debt service ratio of 1.35 and maximum ratio of debt to equity of 1.0, all as defined, limits capital expenditures up to $3,500,000 per annum and lease obligations to $400,000 per annum (excluding rentals for the Company's Dominican Republic facilities and the Company's equipment lease with PRC Leasing, Inc.). In addition, the Company may not incur a consolidated net loss for any two fiscal quarters in any four consecutive quarters and may not pay cash dividends or repurchase capital stock without the consent of the bank.

7)          EQUIPMENT FINANCING
            In January 1996, a subsidiary of the Company entered into an equipment financing agreement with ChemLease WorldWide, Inc., leasing company for $3,500,000 covering new equipment to be purchased in 1996 and equipment previously delivered and installed in 1995 ("1995 items"). In January 1996, the leasing company funded approximately $1,841,000 of the 1995 items, leaving $1,659,000 still open for 1996 funding under this agreement. This agreement is payable in monthly installments, including interest, and has various maturity dates through the year 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

            The following discussion and analysis should be read in conjunction with the foregoing financial statements and notes thereto.

            Key financial information follows:


                                 3rd Qtr    3rd Qtr     Nine Months    Nine Months
                                  Fiscal     Fiscal       Ended            Ended
                                   1996       1995     March 29,1996   March 31,1995
                                   -----      -----     ----------     ----------
                                             (Amounts in Thousands)
Net Sales                      $  12,136    $  11,502    $  32,977    $  32,619

Cost of Sales as a
percentage of sales                65.5%        65.2%        70.1%        68.4%

Selling, General
and Administrative
Expense, as a
percentage of sales                12.9%        15.2%        13.5%        16.1%

Research & Development
as a percentage of sales            6.3%         5.8%         6.5%         6.2%

Operating income               $   1,852    $   1,579    $   3,255    $   3,039

Net income                     $   1,781    $   1,426    $   3,115    $   2,569



        RESULTS OF OPERATIONS

        Net sales in the third quarter of fiscal 1996 increased 5.5% to $12,136,000 from $11,502,000 in the third quarter of fiscal 1995 and, increased 1.1% to $32,977,000 during the first nine months of fiscal 1996 from $32,619,000 during the comparable period in fiscal 1995. These improvements in sales were primarily the result of increased sales of the Company's core overvoltage protectors and network interface products to its telephone company customers. Limited shipments of products developed pursuant to the Company's agreement with Access Network Technologies ("ANT") have begun; however, volume sales are not expected until fiscal 1997 as TII and ANT gear up their production facilities as well as their marketing and sales organizations. The increase in inventories relates principally to preparations for sales under the ANT Agreement. The discussion in the preceding two sentences is a forward looking statement under federal securities laws. The success of the ANT product line and realization of such inventories is subject to the inherent risks of new product introductions, including production startup delays, uncertainty of customer acceptance, dependence on third parties for product components and reliance on third parties to market certain new products.

        Included in net sales in the third quarters of fiscal years 1996 and 1995 are payments of $875,000 and $777,000, respectively, received from AT&T Corp. for sales shortfalls corresponding to the contract years ended December 31, 1995 and 1994, respectively, under an agreement which has now been completed.

        Cost of sales, as a percentage of sales, increased in the third quarter and first nine months of fiscal 1996 (65.5% and 70.1%, respectively) from the comparable periods in fiscal 1995 (65.2% and 68.4%, respectively) principally due to increases in raw materials and other manufacturing costs. The Company expects fiscal 1996 cost of sales levels to remain at relatively the same percentage of sales for the remainder of the fiscal year. This is a forward looking statement under federal securities laws subject to a number of contingencies, including product mix, amounts charged by suppliers for raw materials, the extent, if any, to which the Company is able to pass along costs to customers and inflationary factors.

        Selling, general and administrative expenses decreased in dollar amount and as a percentage of sales for the third quarter (by $184,000 to 12.9% of sales from 15.2% of sales for the third quarter of fiscal 1995) and the first nine months of fiscal 1996 (by $784,000 to 13.5% of sales from 16.1% of sales for the first nine months of fiscal 1995). The dollar reduction was principally due to staff and expense reductions in both the selling expense and general and administrative expense catagories. The improvement as a percentage of sales resulted from the reduced level of expenses as well as the increased level of sales.

        Research and development expenses increased in dollar amount for the third quarter and first nine months of fiscal 1996 (by $70,000 and $42,000, respectively) from the comparable periods of fiscal 1995 due to the development expenses associated with the ANT Agreement projects, as well as other new products being developed by the Company for the telecommunications industry.

        Total  other   expense   (net)   decreased  to  $71,000  and   $140,000,
        respectively, during the third quarter and first nine months of fiscal 1996 from $153,000 and $470,000, respectively, during the same periods of fiscal 1995 due principally to an increase in funds available to pay off debt and for investment resulting from exercises, primarily during the fourth quarter of fiscal 1995 and first quarter of fiscal 1996, of warrants and options issued in connection with an August 1992 private placement.

        As a result of the foregoing, the Company's net profit increased during the third quarter and first nine months of fiscal 1996 to $1,781,000 and $3,115,000, respectively, from $1,426,000 and $2,569,000, respectively, during the third quarter and first nine months of fiscal 1995.

        As a result of the effects of the exercise of previously outstanding warrants and options and assumptions used in that methodology under the modified treasury method for calculating earnings for shares, despite the Company's 25% and 21% increases in net income for the three and nine month reported periods in fiscal 1996 over the comparable periods in the preceding year, earnings per share increased only $.01 (4.5%) for the third quarter and decreased by $.03 for the nine month period in fiscal 1996 from the comparable periods of fiscal 1995.

        LIQUIDITY AND CAPITAL RESOURCES

        Key factors in the Company's financial position were:

                                                                As Of
                                                      -------------------------
                                                      March 29,        June 30,
                                                      ----------      ---------
                                                         1996            1995
                                                         ----            ----
                                                        (Dollars in Thousands)

Working capital                                    $   23,793         $   15,947
Current ratio                                            6.40               3.44
Total debt to equity ratio                                .21                .37


        During the first nine months of fiscal 1996, cash was provided principally by the Company's net profit, $3,115,000; depreciation and amortization, including amortization of deferred charges, $1,516,000; an equipment financing arrangement, $1,841,000; and proceeds of
        $7,670,000 resulting from the exercise of the remaining common stock purchase warrants and unit purchase options issued in, and certain options issued to a consultant at the time of, the Company's 1992 private placement for 1,450,000 shares of Common Stock. These sources and existing cash were used to support an increase in receivables ($1,487,000) and inventories ($1,749,000); for capital expenditures ($1,379,000); a decrease in payables ($1,758,000); the pay down of the Company's revolving credit facility ($1,886,000) so that there were no outstanding borrowings thereunder at March 29, 1996; the redemption of all outstanding Series A Convertible Redeemable Preferred Stock at their liquidation value and redemption amount ($2,763,000); and the purchase of $3,191,000 of marketable securities for investment (see Note 4 of Notes to Consolidated Financial Statements).

        Funds anticipated to be generated from operations, together with available cash and marketable securities and, if needed, borrowings available under the Company's Revolving Credit Agreement, are believed to be adequate to finance the Company's operational and capital needs for the foreseeable future.

                                     PART II
                                OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            (a)   Exhibits

                  11.  Statement Re:  Computation of Per Share Earnings

                  27.  Financial Data Schedule

            (b)   Reports on Form 8-K

                  No Reports on Form 8-K were filed during the quarter ended March 29, 1995.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TII INDUSTRIES, INC.
                                                     (Registrant)



  May 13, 1996                             /s/ John T. Hyland, Jr.
  ------------                             -----------------------
      Date                                 John T. Hyland, Jr.
                                           Vice President, Treasurer and
                                           Chief Financial Officer