Form 10-K
period 1996-06-28
TII INDUSTRIES INC
filed 1996-09-25
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                          Commission File Number 1-8048

                              TII INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             66-0328885
- -------------------------------                               ------------------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1385 Akron Street, Copiague, New York                              11726
- -------------------------------------                            --------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  516-789-5000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  [X]     No  [_]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            The aggregate market value of the voting stock of the registrant outstanding as of September 13, 1996 held by non-affiliates of the registrant was approximately $34,905,000. While such market value excludes shares which may be deemed beneficially owned by executive officers and directors and their associates, this should not be construed as indicating that all such persons are affiliates.

            The number of shares of Common Stock of the registrant outstanding as of September 13, 1996 was 7,429,338.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the registrant's Proxy Statement relating to its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

            TII is a leading supplier to United States telephone operating companies ("Telcos") of overvoltage surge protectors. Overvoltage protectors are required by the National Electric Code to be installed on the subscriber's (user's) home or office telephone lines to prevent injury to telecommunication users and damage to telecommunication equipment due to overvoltage surges caused by lightning and other hazardous electrical occurrences. The Company's other products include network interface devices ("NIDs") and station electronics, which may be incorporated in NIDs together with the Company's overvoltage protectors. Further, during the second quarter of fiscal 1994, the Company introduced a line of fiber optic products in order to participate in the growing fiber optic market. The Company markets its products, directly or indirectly, to the U.S. Telcos including seven Regional Bell Operating Companies ("RBOCs") and GTE Corporation ("GTE"), which collectively service over 85% of the over 150 million subscriber lines in the United States, as well as original equipment suppliers who sell to the global Telco marketplace.

            The Company's strategy is to develop new products which are complementary to its current products, expand into new markets and capitalize on its reputation as a quality manufacturer among the Telcos.

            The Company is a Delaware corporation organized in 1971 and as a result of an election to apply Section 936 of the United States Internal Revenue Code of 1986, as amended (the "Code"), a tax exemption under Puerto Rico's Industrial Incentive Act of 1963, and the availability of net operating loss and tax credit carryovers, most of the Company's income is presently not taxed. (See "Tax Attributes")

            The Company's principal executive office is located at 1385 Akron Street, Copiague, New York 11726 (telephone number (516) 789-5000) and its principal operations office is located at Rd. 165, Kilometer 1.6, Toa Alta, Puerto Rico 00953 (telephone number (809) 870-2700).

PRODUCTS

            TII has been a manufacturer of overvoltage protection devices based on gas tube technology for over 30 years. This core gas tube technology represents the foundation upon which certain new products and technological enhancements of the Company's traditional products are to be based. In addition, the Company has expanded its research and development efforts to accelerate the development of additional products for its established, as well as new customers and its new fiber optic product lines.

            OVERVOLTAGE SURGE PROTECTORS. The Company designs, manufactures and markets overvoltage protectors primarily for use by the Telco industry on the subscriber's home or office telephone lines. These overvoltage protectors differ in power capacity, application, configuration and price to meet the Telco's varying needs.

            The heart of the TII overvoltage protector is its proprietary two or three electrode gas tube. Overvoltage protection is provided when the voltage on a telephone line elevates to a level preset in the gas tube, at which time the gases in the tube instantly ionize, momentarily disconnecting the phone or other equipment from the circuit while safely conducting the hazardous surge into the ground. When the voltage on the Telco's line drops to a safe level, the gases in the tube return to their normal state, returning the phone and other connected equipment to service. The Company's gas tubes have been designed to withstand multiple high energy overvoltage surges while continuing to operate over a long service life with minimal failure rates.

            One of the Company's most advanced overvoltage protectors, embodied in its Totel Failsafe(R) series, combines the Company's three electrode gas tube with a patented, thermally operated, failsafe mechanism, encapsulated in an environmentally sealed module. The three electrode gas tube protects the equipment from hazardous overvoltage surges and the failsafe mechanism is designed to insure that, under sustained overvoltage conditions, the protector will become permanently grounded. The sealed module is designed to prevent damage to the overvoltage protector elements from moisture and industrial pollution. The module is connected to the Telco's network with wires connected to binder posts on the module.

            In August 1995, the Company entered into a long-term strategic agreement to develop and manufacture advanced technology protectors for sale into global telecommunications markets. (See "ANT Agreement", below.)

            TII also designs, manufactures and markets special purpose models of powerline protectors, utilizing the Company's protection technology, principally for use by the Company's Telco customers. TII's powerline protectors protect the connected Telco equipment against damage or destruction caused when overvoltage surges enter equipment through the powerline.

            Overvoltage protectors sold separately accounted for approximately 65%, 68% and 76% of the Company's net sales during the Company's fiscal years 1996, 1995 and 1994, respectively.

            NETWORK INTERFACE DEVICES ("NIDS"). The Company designs, molds, assembles and markets various NIDs which typically contain wire terminals to connect a subscriber's telephone, one or more overvoltage protectors and a demarcation point to clearly separate the Telco's wires from the subscriber's wires. NIDs were developed to establish a separation point between Telco property and subscriber property in response to Federal Communication Commission and state public service commission requirements. Certain Telcos are also installing various station electronic products in NIDs, including remote testing devices, through which the Telcos are able to automatically test the integrity of their lines.

            The Company's NIDs principally incorporate station protectors, and to a lesser extent, electronics. The Company also offers a line of retrofit NIDs for existing subscriber installations. These units are designed to meet industry requirements by simply removing the cover of existing station protectors and replacing that cover with an easy-to-install retrofit NID. Utilizing the existing station protector benefits the Telco by reducing installation time and material costs. These NIDs, together with NIDs sold without protection or electronics, represented approximately 21%, 20% and 14% of the Company's net sales during fiscal 1996, 1995 and 1994, respectively.

            STATION ELECTRONICS AND OTHER PRODUCTS. The Company designs, manufactures and markets special purpose station electronic products that are included in NIDs or sold separately. Most subscriber electronic devices are designed to be installed with an overvoltage protector, typically in a NID. The Company's station electronics products are designed to interface with the Telco's central office test equipment. The Company also designs, manufactures and markets other products, including plastic housings, wire terminals, enclosures, cabinets and various hardware products principally for use by the Telco industry. Station electronics and other products sold separately, and payments from AT&T Corporation ("AT&T") under an agreement with the Company which expired on December 31, 1995 (with the final payment received in March
1996), accounted for approximately 11%, 9% and 8% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively. (See "AT&T Agreement" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report).

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

            The Company's fiber optic products include enclosures, cabinets, splice trays and a fiber optic cable management system. The Company integrates these products with purchased fiber optic components to design and produce customized fiber optic cable assemblies for the various interconnection points which join and extend fiber optic cables from the Telcos long distance networks to central offices and subscriber locations. Sales of fiber optic products, which commenced in the beginning of the second quarter of fiscal 1994, were 3%, 3% and 2% of the Company's net sales during fiscal 1996, 1995 and 1994, respectively.

MARKETING AND CUSTOMERS

            The Company sells overvoltage protectors, NIDs, station electronics and other products to Telcos principally through its direct sales force, but also through distributors who are both affiliated and unaffiliated with Telcos in the United States. TII also sells its protectors to telecommunications equipment manufacturers, including other NID suppliers, which incorporate the Company's protectors into their products for resale to the Telcos. With the entry of the Company into the fiber optic market, the Company also is broadening its customer base to traditional users of fiber optic products, including long distance carriers and cable television providers.

            The following customers are the only customers who accounted for more than 10% of the Company's consolidated revenues during any of the periods listed below:

                                         Percentage of Net Sales (1)
                                              for Year Ended
                                ------------------------------------------
                                June 28,          June 30,          June 24,
                                  1996              1995              1994
                                ------------------------------------------
BellSouth Corporation (2)         *                  *                 11%

Keptel, Inc. (3)                 12%                 *                  *

Siecor Corporation (3)           26%                30%                34%

Telesector Resources Group
(a subsidiary of NYNEX)          15%                13%                14%


- ------------------------------
(1)   Asterisk denotes less than 10% for the period presented.

(2) Due to a determination made by BellSouth Corporation ("BellSouth") to have the Company's overvoltage protectors inserted into NIDs produced for BellSouth by Siecor Corporation , ("Siecor"), certain purchases previously made directly by BellSouth were shifted to Siecor during fiscal 1996, 1995 and 1994. The Company believes that, with sales through Siecor and BellSouth's direct purchases, BellSouth's use of the Company's overvoltage protectors has not diminished since fiscal 1993.

(3) Keptel, Inc., a subsidiary of Antec Corporation, and Siecor Corporation are telecommunications equipment manufacturers that supply NIDs to the Telcos. Many Telcos have made a determination to have overvoltage protectors installed into NIDs by NID manufacturers. As a result, certain purchases of the Company's overvoltage protectors previously made directly by Telcos were shifted to NID manufacturers.

            Purchases  of  the  Company's   products  are  generally   based  on
individual customer purchase orders for delivery within thirty days under general supply contracts. The Company, therefore, has no material firm backlog of orders.

ANT AGREEMENT

            In August 1995, the Company entered into a long-term strategic agreement ("ANT Agreement") with Access Network Technologies ("ANT") to develop and manufacture advanced technology products for sale into the global telecommunications markets. ANT is a joint venture between Lucent Technologies Inc. (formerly AT&T Network Cable Systems) and Raychem Corporation. The first products developed under the ANT Agreement are proprietary gel-filled overvoltage protector terminal blocks and modular station protectors. While TII's current modular protectors encapsulate the Company's overvoltage protector elements in environmentally sealed modules, these modules are connected to the Telcos with wire binding posts. Using ANT's proprietary gel technology, the new products developed with ANT have eliminated the exposed binding posts, replacing them with insulation displacement connectors in a gel filled enclosure. Customers for the products developed under the ANT Agreement are expected to be Telcos throughout the United States, the local exchange carriers and network operators around the world, including telecommunications companies, military, law enforcement, customs, finance, transportation and utility networks.

EXPORT SALES

            The Company's sales of its products in foreign countries aggregated approximately $1,565,000 in fiscal 1996 (4% of net sales), $969,000 in fiscal 1995 (2% of net sales), and $744,000 in fiscal 1994 (2% of net sales). Foreign sales have been made primarily within countries in the Caribbean, South and Central America, Canada and Western Europe. The Company requires foreign sales to be paid for in U.S. currency. Foreign sales are affected by such factors as exchange rates, changes in protective tariffs and foreign government import controls.

MANUFACTURING

            The Company produces its overvoltage protectors, NIDs and station electronics at its facilities in Puerto Rico and the Dominican Republic, and its fiber optic products at its facility in North Carolina.

            The manufacture of the Company's gas tubes requires vacuum ovens, specialized test equipment and various processes developed by the Company. The assembly and the test equipment used in the manufacture of the gas tube overvoltage protectors and other Company products was developed and built by the Company or by various equipment manufacturers to the Company's specifications. TII produces a substantial portion of its NIDs and other plastic enclosures in its thermoplastic molding facility. Many of the Company's products contain numerous metal components produced with the Company's metal stamping and forming equipment. The Company believes that this vertical integration of its manufacturing processes gives the Company both cost and delivery advantages.

            The Company's fiber optic products are assembled principally from outside purchased components, and to a lesser extent, plastic parts molded at its facility in North Carolina.

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

RESEARCH AND DEVELOPMENT

            As the Telcos upgrade and expand their networks to provide the telecommunications services of the future, new product opportunities continue to arise for the Company. Currently, the Company's research and development and related marketing efforts are focused on several major projects including:

            *     Designing  gas  tube,  solid  state  and  hybrid   overvoltage
                  protectors for the world wide telecommunication markets.

            * Designing custom overvoltage protectors pursuant to the ANT Agreement as well as for other original equipment manufacturers for installation throughout the Telco and other communications networks.

            * Developing coaxial overvoltage protectors for the cable TV and broadband communications markets.

            * Expanding the Company's fiber optic product line of enclosures and fiber optic cable management systems to meet the growing needs of existing and potential customers.

            * Developing enhanced station protectors and network interface devices to address anticipated future requirements of the Telcos.

            *     Developing    products    related   to   the   protection   of
                  telecommunications equipment connected to commercial power.

            The Company's research and development ("R&D") department currently consists of 29 persons skilled and experienced in various technical disciplines, including physics, electrical and mechanical engineering, with specialization in such fields as electronics, metallurgy, plastics and fiber optics. The Company maintains computer aided design equipment and laboratory facilities, which contain sophisticated equipment, in order to develop and test its existing and new products.

            The Company's R&D expense was $2,820,000, $2,619,000, and $2,100,000 during fiscal 1996, 1995 and 1994, respectively. The increases were primarily due to staff increases, increased costs of development projects and an increase in research projects.

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

            The Company's gas tube overvoltage protectors not only compete with other companies' gas tube overvoltage protectors, but also with solid state overvoltage protection devices. While solid state protectors are faster at reacting to surges, gas tube overvoltage protectors have generally remained the subscriber overvoltage protection technology of choice by most Telcos because of the gas tube's ability to repeatedly withstand significantly higher energy surges while adding virtually no capacitance onto the communication line. Solid state overvoltage protectors are used principally in Telco's central office switching centers where speed is perceived to be more critical than energy handling capabilities. While the Company believes that, for the foreseeable future, both gas tube and solid state devices will continue to be used as overvoltage protectors within the telecommunications market, solid state protectors may gain market share from gas tube protectors, especially where high speed response is critical. Solid state and gas tube devices are produced from different raw materials, manufacturing processes and equipment. On a limited basis, the Company has begun developing and marketing overvoltage protectors incorporating purchased solid state devices.

            As a relatively recent entrant into the fiber optic market, the Company expects to meet significant competition from companies with greater financial and R&D resources. The market in this area is characterized by innovation, rapidly changing technology and new product development. The Company's success in this area will depend, in large measure, upon its ability to identify customer needs and develop new products to keep pace with continuing changes in technology and customer preferences.


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

            The economic activity limitation on the amount of allowable credits under Section 936, as added by the Revenue Reconciliation Act of 1993, is based upon qualified wages and fringe benefits paid for services performed in Puerto Rico, depreciation deductions and taxes in Puerto Rico and, in the case of the Company, is effective beginning with its 1995 fiscal year. Based on fiscal 1996 levels of qualified wages, fringe benefits and depreciation in Puerto Rico, the Company's economic activity based credit limitation is approximately $3,091,000 per annum. The amount of the economic activity based Section 936 credit limitation available for fiscal 1996 will be sufficient to offset the United States federal income tax on Puerto Rico source income for the Company's 1996 fiscal year, as computed after utilization of the Company's available net operating loss carry forwards of approximately $334,000.

            Legislation included in the Minimum Wage/Small Business Job Protection Act of 1996, enacted August 20, 1996, repeals the Section 936 credit for taxable years beginning after December 31, 1995. However, since the Company's Section 936 election was in effect for its tax year that includes October 13, 1995, it is eligible to continue to claim a Section 936 credit for an additional 10 years under a special grandfather rule. If the Company adds a substantial new line of business after October 13, 1995, the Company would cease to be eligible to claim the Section 936 credit beginning with the taxable year in which such new line of business is added. Because the Company uses the economic activity limitation, possession income eligible for the Section 936 credit in any tax year beginning after December 31, 2001 and before January 1, 2006 is subject to a cap equal to the Company's average inflation-adjusted possession income for the three of the five most recent years ending before October 14, 1995 determined by excluding the years in which the Company's adjusted possession income was the highest and the lowest. In lieu of using a five-year period to determine the base period years, the Company may elect to use its last tax year ending in 1992 or a deemed taxable year which includes the first ten months of the calendar year 1995. The Company's Section 936 credit for each year during the grandfather period would continue to be subject to the economic activity limitation (as discussed above). This legislation is effective for the
                                        8

            Company's 1997 fiscal year. Based on the Company's current level of possession income and business plans, the Company believes that it will be eligible to claim a Section 936 credit under the grandfather rule discussed above.

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

            As a result of a private placement consummated in August 1992 (the "Private Placement"), there has been an "ownership change" of TII and its subsidiaries within the meaning of Section 382 of the Code, which significantly limits the ability of the Company and its subsidiaries to utilize their net operating losses and tax credit carryovers. At June 28, 1996, the Company had net operating loss carryforwards aggregating approximately $15,460,000 which expire periodically through 2006, and along with its subsidiaries had combined net operating loss carryforwards aggregating approximately $25,540,000 which expire periodically through 2011 and general business tax credit carryforwards of approximately $322,000 which expire periodically through 2011. However, as a result of the "ownership change", the maximum amount of net operating loss and tax credit equivalent carryforwards which may be utilized in any year (and which is utilized to offset income prior to the utilization of a credit available under Section 936 of the Code) is approximately $334,000 per year for the possessions corporation and approximately $377,000 per year for the United States subsidiaries. The effect of the "ownership change" is somewhat mitigated with respect to the Company as a result of its Section 936 election since United States federal income tax is payable only to the extent such tax exceeds the Company's Section 936 credit. In addition, net operating losses generated subsequent to the "ownership change" are not subject to limitation and may therefore be fully utilized. As of June 28, 1996, the Company's United States subsidiaries have approximately $2,453,000 of net operating losses that were generated subsequent to the "ownership change" and remain available for use through 2011. In addition, the Company's United States subsidiaries have available approximately $1,470,000 in unused Section 382 annual net operating loss limitation carryforwards.

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

EMPLOYEES

            On  September  13,  1996,  the  Company  had   approximately   1,196
employees, of whom 1,100 were engaged in manufacturing and 51 in engineering and new product development, with the balance being employed in executive, sales and administrative activities. Of these employees, approximately 375 are employed at the Company's Puerto Rico facilities and 740 are employed at its Dominican Republic facilities. The Company has not experienced any work stoppage as a result of labor difficulties and believes it has satisfactory employee relations.

ITEM 2.     PROPERTIES

            The Company manufactures its non-fiber optic products in its facilities in Puerto Rico and the Dominican Republic. The Company's facility in Puerto Rico is in Toa Alta, approximately 20 miles southwest of San Juan, in a single story building which, together with several smaller buildings, contain an aggregate of approximately 30,000 square feet of space. These facilities also contain certain of the Company's warehousing facilities and certain of its administrative, research and development, quality control, sales and executive offices. These buildings are leased under an agreement with the Puerto Rico Industrial Development Company ("PRIDCO") which expired October 31, 1994, but operates under the same terms, and requires the employment of a minimum of 185 persons at this facility. In addition, the Company leases from PRIDCO a single story building of approximately 8,800 square feet in Caguas, Puerto Rico under a lease which expired in August 1995. This building houses Crown Tool & Die Company, Inc., the Company's metal stamping subsidiary. The Company is currently negotiating with PRIDCO for a ten year extension of the lease on the existing Toa Alta facility, a ten year lease on an additional 20,000 square feet building adjacent to the existing Toa Alta facility and the cancellation of the lease on the Caguas facility. The Company believes it will be able to successfully negotiate the transaction on terms favorable to both PRIDCO and the Company.

            The Company also leases a building consisting of approximately 73,000 square feet, in San Pedro De Macoris, Dominican Republic under a lease which expires on November 1, 1998. This facility houses certain of the Company's manufacturing activities.

            The Company leases a single story, 10,000 square foot facility in Hickory, North Carolina under a lease expiring in December 1998, which houses its fiber optic manufacturing facilities as well as certain administrative offices.

            In addition, the Company leases a single story building and a portion of another building, consisting of an aggregate of approximately 14,000 square feet in Copiague, Long Island, New York which expires in July 1998. These facilities house the Company's principal research and development activities and certain of its marketing, administrative and executive offices, as well as a warehouse for customer products and record storage.

            The Company believes that its facilities and equipment are well maintained and adequate to meet its current requirements.

ITEM 3.     LEGAL PROCEEDINGS

            The  Company  is  not  a  party  to  any  material   pending   legal
proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                     Part II

ITEM 5.     MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND RELATED  STOCKHOLDER
            MATTERS

            The Company's Common Stock trades on The Nasdaq Stock Market's National Market System under the symbol "TIII". The following table sets forth, for each quarter during fiscal 1996 and fiscal 1995, the high and low sales prices of the Company's Common Stock.


Fiscal 1996                                               High        Low
                                                          ----        ---

            First Quarter Ended September 29, 1995       10 1/8       6 5/8
            Second Quarter Ended December 29, 1995        8 7/8       6 3/4
            Third Quarter Ended March 29, 1996            9 1/8       6 3/8
            Fourth Quarter Ended June 28, 1996            7 3/4       5 7/8


Fiscal 1995                                               High        Low
                                                          ----        ---

            First Quarter Ended September 30, 1994        7           4 1/4
            Second Quarter Ended December 30, 1994        6 5/8       5 3/8
            Third Quarter Ended March 31, 1995            6 1/8       4 3/4
            Fourth Quarter Ended June 30, 1995            7 1/2       4 1/2



            As of September 13, 1996, the Company had approximately 700 holders of record of its Common Stock.

            To date, the Company has paid no cash dividends. For the foreseeable future, the Company intends to retain all earnings generated from operations for use in the Company's business. Additionally, the Company's borrowing arrangements prohibit the payment of dividends until such indebtedness has been repaid in full.

ITEM  6.    SELECTED FINANCIAL DATA

            The following selected consolidated financial data has been derived from the Company's consolidated financial statements for the five years ended June 28, 1996, which statements have been audited by Arthur Andersen LLP, independent public accountants. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and the related notes thereto and other financial information included elsewhere in this report.

                                 June 28, 1996     June 30, 1995     June 24, 1994      June 25, 1993      June 26, 1992
                                   ----------        ----------        ----------         ----------         ---------
                                                  (amounts in thousands except per share data)

STATEMENTS OF OPERATIONS DATA
Net sales                          $  44,513         $  43,830         $   40,147         $   33,474         $ 29,742
                                   =========         =========         ==========         ==========         ========
Operating profit                   $   3,856         $   3,602         $    3,066         $    1,987         $    610
                                   =========         =========         ==========         ==========         ========
Net profit (loss)                  $   3,737         $   2,942         $    2,389         $    1,212         $     (2)
                                   =========         =========         ==========         ==========         ========
Net profit per
    share-Primary                  $    0.48         $    0.52         $     0.45         $     0.28         $   0.00
                                   =========         =========         ==========         ==========         ========
Net profit per
    share-Fully Diluted            $    0.47         $    0.51         $     0.41         $     0.28         $   0.00
                                   =========         =========         ==========         ==========         ========
BALANCE SHEET DATA

Working capital                    $  23,801         $  15,947         $    6,734         $   10,212         $  6,995
                                   =========         =========         ==========         ==========         ========
Total assets                       $  42,823         $  34,414         $   29,378         $   28,066         $ 24,782
                                   =========         =========         ==========         ==========         ========
Long-term debt and capital
leases, including current
portion                            $   2,739         $   2,767         $    7,552         $   10,263         $ 12,240
                                   =========         =========         ==========         ==========         ========
Stockholders' investment           $  33,862         $  25,183         $   15,137         $   12,439         $  7,067
                                   =========         =========         ==========         ==========         ========


- -------------------------
(1) The Company has not paid cash dividends on its Common Stock or former Class B Stock in any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis should be read in conjunction with Selected Financial Data and the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

Key financial information follows:

                                            June 28,      June 30,      June 24,
                                              1996          1995          1994
                                            -------       -------       -------
                                                 (amounts in thousands)

Net sales                                   $44,513       $43,830       $40,147

Cost of sales (as a
  percentage of sales)                         71.8%         70.2%         73.0%

Selling, general and
  administrative expenses                   $ 5,881       $ 6,827       $ 5,666

Research and development                    $ 2,820       $ 2,619       $ 2,100

Interest expense                            $   416       $   718       $   711

Net profit                                  $ 3,737       $ 2,942       $ 2,389


FISCAL YEARS ENDED JUNE 28, 1996, JUNE 30, 1995 AND JUNE 24, 1994

            Net sales for fiscal 1996 increased by $683,000 to $44,513,000 from $43,830,000 in fiscal 1995 as the Company shipped principally the same mix of overvoltage protectors and network interface products to its telephone operating company customers during these periods. Net sales for fiscal 1995 increased by $3,683,000 to $43,830,000 from $40,147,000 in fiscal 1994 primarily due to increased unit sales of the Company's network interface products. During the first quarter of fiscal 1996, the Company signed a long-term strategic agreement (the "ANT Agreement") with Access Network Technologies ("ANT"), a joint venture between Lucent Technologies Inc. (formerly AT&T Network Cable Systems) and Raychem Corporation, to develop and manufacture advanced technology products for sale into the global telecommunications market. The first products developed pursuant to the ANT Agreement combine TII's overvoltage protection with a unique gel sealing technology designed to make these products virtually impervious to the damaging effects of weather. During fiscal 1996, limited shipments of these products occurred while TII and ANT addressed joint development and production start-up as well as marketing and sales issues. The Company believes that volume production of these new products will begin during fiscal 1997. This is a forward looking statement under federal securities laws. The generation of significant revenues under the ANT Agreement may be subject to, among other factors, general economic conditions, the needs of the telephone operating companies, competition, the development of new technologies and reliance upon third parties to market certain new products. Included in net sales in the third quarters of fiscal years 1996, 1995 and 1994 are payments of $875,000, $777,000 and $680,000, respectively, received from AT&T Corporation for sales shortfalls corresponding to the contract years ended December 31, 1995, 1994 and 1993, respectively, under an agreement which has now been completed. See "AT&T Agreement," below.

            Cost of sales, as a percentage of sales, increased during fiscal 1996 to 71.8% from 70.2% during fiscal 1995 principally due to increases in raw materials and other manufacturing costs. Additionally, during fiscal 1996, cost of sales was adversely affected by manufacturing start-up costs associated with the introduction of several new products, including the ANT products. The Company expects these additional costs to continue into fiscal 1997 on these new products and other new products to be introduced during the fiscal year and thereby cost of sales, as a percentage of sales, may continue to be somewhat impacted during the year. During fiscal 1995, cost of sales improved as a percentage of sales, decreasing to 70.2% from 73.0% during fiscal 1994, due primarily to the higher sales volume which enabled the Company to improve the absorption of fixed expenses together with the effect of improved manufacturing efficiencies.

            During fiscal 1996, selling, general and administrative expenses decreased to $5,881,000 (or 13.2% of sales) from $6,827,000 during fiscal 1995 principally due to administrative staff and expense reductions. As a result of the anticipated introduction of new products in 1997, the Company believes selling, general and administrative expenses incurred to introduce and promote these new products will be higher in dollar amount in 1997 than in 1996. The percentage relationship of such expenses to sales will depend upon the degree of success the Company has in selling such products and increasing its sales volume. During fiscal 1995, selling, general and administrative expenses increased by $1,161,000 (a 20.5% increase) over fiscal 1994 levels primarily due to increasing the size of the Company's marketing and sales forces and the higher sales commissions associated with increased sales volume.

            Research and development expenses increased to $2,820,000 in fiscal 1996 from $2,619,000 and $2,100,000 during fiscal 1995 and 1994 respectively, due to staff increases and other expenses associated with the development of new products, including the ANT Agreement products.

            Total other expense (net) during fiscal 1996 decreased to $119,000 from $660,000 and $677,000 during fiscal years 1995 and 1994, respectively, due principally to an increase in funds available to pay off debt and for investment. The increase in funds arose from exercises, primarily during the fourth quarter of fiscal 1995 and first quarter of fiscal 1996, of warrants and options issued in connection with an August 1992 private placement, as well as from funds generated from the Company's operations.

            As a result of the foregoing, the Company's net profit during fiscal 1996 increased to $3,737,000 from $2,942,000 during fiscal 1995 and $2,389,000 during fiscal 1994. During fiscal years 1996, 1995 and 1994 the Company received sales shortfall payments of $875,000, $777,000 and $680,000, respectively, under an agreement with AT&T. (See "AT&T Agreement") Sales shortfall payments associated with the AT&T Agreement, which had a significant positive impact on the Company's net profit in each of the last three fiscal years, concluded in fiscal 1996.

            As a result of the effects of the exercise of previously outstanding warrants and options, and assumptions used in the methodology under the modified treasury method for calculating earnings per share, despite the Company's $795,000 or 27% increase in net income during fiscal 1996 over fiscal 1995 levels, primary earnings per share decreased $.04 or 8% for fiscal 1996 from fiscal 1995.

INCOME TAXES

            Due to its election to operate under Section 936 of the Internal Revenue Code, the availability of certain net operating loss carryforwards and exemptions from income taxes in Puerto Rico (until March 1998) and in the Dominican Republic, the Company has not been required to pay any United States federal, Puerto Rico or Dominican Republic taxes on most of its income. The Revenue Reconciliation Act of 1993 imposed additional limits on the amount of credit available to the Company under Section 936. Based on fiscal 1996 levels of qualified wages, fringe benefits and depreciation in Puerto Rico, the Company's economic activity based credit limitation under the new law is approximately $3,091,000. The amount of the economic activity based Section 936 credit limitation available for fiscal 1996 will be sufficient to offset the United States federal income tax onPuerto Rico source income for the Company's 1996 fiscal year, as computed after utilization of the Company's available net operating loss carryforwards of approximately $334,000.

            Legislation enacted in the Minimum Wage/Small Business Job Protection Act of 1996 repeals the Section 936 credit for taxable years beginning after December 31, 1995. However, since the Company had elected the
Section 936 credit, it is eligible to continue to claim a Section 936 credit for an additional 10 years under a special grandfather rule subject to a maximum limitation. If the Company adds a substantial new line of business after October 13, 1995, it would cease to be eligible to claim the Section 936 credit beginning with the taxable year in which such new line of business is added. This legislation is effective for the Company's 1997 fiscal year. Based on the Company's current level of possession income and business plans, the Company believes that it will be eligible to claim a Section 936 credit under the grandfather rule discussed above. See Note 6 of the Notes to Consolidated Financial Statements.

            The Company is subject to United States federal and applicable state income taxes with respect to its non-Puerto Rico operations.

AT&T AGREEMENT

            Included in net sales in each of the above reported periods is an annual payment from AT&T under the AT&T Agreement, which was entered into in fiscal 1989 as part of a settlement of an arbitration proceeding related to a dispute under a 1981 supply agreement. Under the AT&T Agreement, seven annual payments totalling $4,800,000, commencing for the contract year ended December 31, 1989 and increasing in amount over the term of the agreement, were made to the Company. In March 1996, AT&T paid its final payment relating to this agreement and presently the Company has no right to any future payments.

SEASONALITY

            While the Company's business is not seasonal in nature, since the annual payments from AT&T are based on the level of AT&T's purchases from the Company during calendar years, any shortfall payments from AT&T had been determined and recorded as sales during the third quarter (which ends in March) of the Company's fiscal year. As a result, the Company's sales and income had generally (absent other factors) been highest in that fiscal quarter. As noted above, the final payment was received in March 1996.

LIQUIDITY AND CAPITAL RESOURCES

            The following table sets forth the Company's working capital, current ratio and total debt to equity ratio as of the following dates:

                                                         As of
                                       -----------------------------------------
                                        June 28,        June 30,        June 24
                                          1996            1995            1994
                                       ----------      ----------      ---------
                                                  (dollars in thousands)

Working capital                        $   23,801      $   15,947      $   6,734
Current ratio                                4.61            3.44           1.54
Total debt to equity ratio                    .27             .37            .94

            The Company's cash and marketable securities position increased by $5,464,000 in fiscal 1996. Operations contributed $3,052,000 of the increase with the Company's net profit of $3,737,000 and non-cash charge for depreciation of $1,727,000 being partially offset by certain changes in operating assets, primarily an increase in inventories of $2,322,000 (preparation for sales under the ANT Agreement) and receivables of $951,000 (principally due to the timing of sales within the fourth quarter of 1996). Proceeds from the exercise of Warrants and Unit Purchase Options issued in the Company's 1992 private placement (which resulted in the issuance of 1,130,000 shares of Common Stock) contributed approximately $5,500,000 (similar exercises in fiscal 1995 resulted in the issuance of 1,582,000 shares and contributed approximately $7,100,000 to that year's cash flows. Of such funds, $2,763,000 was used primarily to redeem all outstanding shares of the Company's Series A Preferred Stock (at its liquidation value and redemption price) and fully paying down the outstanding balance under the Company's revolving credit loan agreement, leaving the full facility available for future borrowing.

            The Company has no commitments for capital expenditures, but expects to purchase new equipment and leasehold improvements in the normal course of business, subject to the maximum amounts permitted under its revolving credit arrangement.

            Funds anticipated to be generated from operations, together with available cash and marketable securities and borrowings available under the Company's revolving credit loan agreement, are considered to be adequate to finance the Company's operational and capital needs for the foreseeable future.

            On January 31, 1995, a subsidiary of the Company entered into a Revolving Credit Loan Agreement with The Chase Manhattan Bank, formerly Chemical Bank (guaranteed by the Company and other subsidiaries) which originally entitled the subsidiary to borrow, from time to time, up to $8,000,000, reduced by $400,000 on the last day of each fiscal quarter of the Company commencing on March 25, 1995, through the final maturity date of January 31, 2000. As a result, at June 28, 1996, the subsidiary was entitled to borrow up to $5,600,000.

            The Company may seek additional financings for acquisitions including new product lines or additional products for its existing product lines should any such acquisition opportunities present themselves to the Company in the future and to meet working capital needs from time to time. Any such financings may involve borrowings from banks or institutional lenders or the sale and issuance of debt or equity securities from private sources or in public markets. The Company's ability to obtain such financings will be affected by such factors as its results of operations, financial condition, business prospects and restrictions contained in credit facilities. There can be no assurances that the Company will be able to, or the terms on which it may be able to, obtain any such financings.

IMPACT OF INFLATION

            The Company does not believe its business is affected by inflation to a greater extent than the general economy. The Company monitors the impact of inflation and attempts to adjust prices where market conditions permit.
Inflation has not had a significant effect on sales levels during any of the reported periods.

ITEM 8.     FINANCIAL STATEMENTS

                      TII INDUSTRIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Page Number

Report of Independent Public Accountants                                 18

Consolidated Balance Sheets -
  June 28, 1996 and June 30, 1995                                     19 to 20

Consolidated Statements of Operations for the
  Three Years in the Period Ended June 28, 1996                          21

Consolidated Statements of Stockholders'
  Investment for the Three Years in the Period Ended
  June 28, 1996                                                          22

Consolidated Statements of Cash Flows for the
  Three Years in the Period Ended June 28, 1996                          23

Notes to Consolidated Financial Statements                            24 to 36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To TII Industries, Inc.:

We have audited the accompanying consolidated balance sheets of TII Industries, Inc. (a Delaware corporation) and subsidiaries as of June 28, 1996 and June 30, 1995, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended June 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TII Industries, Inc. and subsidiaries as of June 28, 1996 and June 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1996, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

Arthur Andersen LLP


San Juan, Puerto Rico
September 18, 1996.

Stamp No. 1381557 of the
Puerto Rico Society of
Certified Public Accountants
has been affixed to the
original copy of this report.

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      AS OF JUNE 28, 1996 AND JUNE 30, 1995
             (Amounts in thousands except share and per share data)



                                                            June 28,  June 30,
               ASSETS                                           1996      1995
                                                            --------  ---------
CURRENT ASSETS:
  Cash and cash equivalents                                  $ 2,883   $ 2,344
  Marketable securities available for sale                     5,999     1,074
  Receivables                                                  7,084     6,133
  Inventories                                                 14,032    12,278
  Prepaid expenses                                               388       645
                                                             -------   -------
    Total current assets                                      30,386    22,474

PROPERTY AND EQUIPMENT, AT COST:
  Machinery and equipment                                     17,472    16,228
  Tools, dies and molds                                        6,673     6,027
  Leasehold improvements                                       5,965     5,655
  Office fixtures, equipment and other                         2,908     2,606
                                                             -------   -------
                                                              33,018    30,516

  Less - Accumulated depreciation
   and amortization                                           22,029    20,302
                                                             -------   -------
                                                              10,989    10,214
                                                             -------   -------


  OTHER ASSETS                                                 1,448     1,726
                                                             -------   -------
                                                             $42,823   $34,414
                                                             =======   =======

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                      AS OF JUNE 28, 1996 AND JUNE 30, 1995
             (Amounts in thousands except share and per share data)


                                                            June 28,  June 30,
LIABILITIES AND STOCKHOLDERS' INVESTMENT                        1996      1995
                                                            --------  ---------
CURRENT LIABILITIES:
  Current portion of long-term debt
   and obligation under capital leases                       $   363   $    63
   Accounts payable                                            5,185     4,851
   Accrued liabilities                                         1,037     1,613
                                                             -------   -------

          Total current liabilities                            6,585     6,527
                                                             -------   -------

LONG-TERM DEBT                                                   853     2,678
LONG-TERM OBLIGATION UNDER CAPITAL LEASES                      1,523        26
                                                             -------   -------
COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' INVESTMENT:
 Preferred Stock, par value $1.00 per share;
   1,000,000 authorized and issuable in series:
     Series A Cumulative Convertible Redeemable
      Preferred Stock, 100,000 shares authorized;
      no shares outstanding and 27,626 shares
      outstanding at June 28, 1996 and June 30,
      1995, respectively (valued at liquidation
      value of $100.00 per share)                               --       2,763
     Series B Cumulative Redeemable Preferred
      Stock, 20,000 shares authorized; no shares
      outstanding at June 28, 1996 and
      June 30, 1995                                             --        --

     Common Stock, par value $.01 per share;
      30,000,000 shares authorized (with one vote
      per share): 7,446,975 and 5,496,229 shares
      issued at June 28, 1996 and June 30, 1995,
      respectively                                                75        55

     Class B Stock, par value $.01 per share;
      10,000,000 shares authorized (with each
      share having ten votes and convertible into
      one share of Common Stock); no shares
      outstanding and 370,366 shares outstanding
      at June 28, 1996 and June 30, 1995,
      respectively                                              --           4
     Class C Stock, par value $.01 per share;
      100,000 shares authorized  (non-voting);
      no shares issued                                          --        --

     Warrants outstanding                                        120       120
     Capital in excess of par value                           29,046    21,394
     Retained earnings                                         4,855     1,118
     Valuation adjustment to record marketable
       securities available for sale at fair value                47        10
                                                             -------   -------
                                                              34,143    25,464

     Less: 17,637 common shares in treasury, at cost             281       281
                                                             -------   -------
                                                              33,862    25,183
                                                             -------   -------
                                                             $42,823   $34,414
                                                             =======   =======



                The accompanying notes to consolidated financial
               statements are an integral part of these statements

                     TII INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE YEARS IN THE PERIOD ENDED JUNE 28, 1996
                  (Amounts in thousands except per share data)

                                             June 28,     June 30,     June 24,
                                               1996         1995         1994
                                             --------     --------     --------

NET SALES                                    $ 44,513     $ 43,830     $ 40,147
                                             --------     --------     --------

COSTS AND EXPENSES
  Cost of sales                                31,956       30,782       29,315
  Selling, general and
   administrative expenses                      5,881        6,827        5,666
  Research and development expenses             2,820        2,619        2,100
                                             --------     --------     --------
      Total costs and expenses                 40,657       40,228       37,081
                                             --------     --------     --------
      Operating income                          3,856        3,602        3,066
                                             --------     --------     --------

OTHER INCOME (EXPENSE)
  Interest expense                               (416)        (718)        (711)
  Other income, net                               297           58           34
                                             --------     --------     --------
    Total other expense, net                     (119)        (660)        (677)
                                             --------     --------     --------

       Net profit                            $  3,737     $  2,942     $  2,389
                                             ========     ========     ========


NET PROFIT PER SHARE - PRIMARY               $   0.48     $   0.52     $   0.45
                                             ========     ========     ========
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                            7,853        7,989        6,726
                                             ========     ========     ========

NET PROFT PER SHARE
 - FULLY DILUTED                             $   0.47     $   0.51     $   0.41
                                             ========     ========     ========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING                                   8,179        8,402        7,943
                                             ========     ========     ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                     TII INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
             FOR THE THREE YEARS IN THE PERIOD ENDED JUNE 28, 1996
                             (Amounts in thousands)

                                                                                                            Valuation
                                                                                                            Adjustment
                                                                                                            to record
                                                                                                            Marketable
                                                                                        Capital             securities
                                                                    Class B            in excess  Retained   available
                                             Preferred    Common    Common               of par   Earnings  for sale at  Treasury
                                               Stock      Stock     Stock    Warrants    Value   (Deficit)  fair value   Stock
                                              -------    -------   -------    -------   -------   -------    -------   -------

BALANCE, June 25, 1993                        $ 2,763    $    37   $     4       --     $14,129   ($4,213)      --     $   281

  Conversion of Class B
   Stock into Common Stock                       --         --        --         --        --        --         --        --
  Exercise of stock options                      --            1      --         --         188      --         --        --
  Warrants issued for financial
   consulting services                           --         --        --          120      --        --         --        --
  Net profit for the year                        --         --        --         --        --       2,389       --        --
                                              -------    -------   -------    -------   -------   -------    -------   -------

BALANCE, June 24, 1994                          2,763         38         4        120    14,317    (1,824)      --         281

  Issuance of Common Stock from
   exercise of private placement
   Warrants and Unit Purchase Options
   net of $571 expenses                          --           16      --         --       6,802      --         --        --
  Exercise of stock options                      --            1      --         --         275      --         --        --
  Unrealized gain on marketable securities
   available for sale                            --         --        --         --        --        --           10      --
  Net profit for the year                        --         --        --         --        --       2,942       --        --
                                              -------    -------   -------    -------   -------   -------    -------   -------

BALANCE, June 30, 1995                          2,763         55         4        120    21,394     1,118         10       281

  Issuance of Common Stock from exercise of
   private placement Warrants and Unit
   Purchase Options net of $128 expenses         --           12      --         --       5,421      --         --        --
  Conversion of Class B Common Stock             --            4        (4)      --        --        --         --        --
  Redemption of Series A Preferred
   Stock                                       (2,763)      --        --         --        --        --         --        --
  Exercise of stock options                      --            4      --         --       2,231      --         --        --
  Unrealized gain on marketable securities
   available for sale                            --         --        --         --        --        --           37      --
  Net profit for the year                        --         --        --         --        --       3,737       --        --
                                              -------    -------   -------    -------   -------   -------    -------   -------

BALANCE, June 28, 1996                        $     0    $    75   $     0    $   120   $29,046   $ 4,855    $    47   $   281
                                              =======    =======   =======    =======   =======   =======    =======   =======

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                     TII INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS IN THE PERIOD ENDED JUNE 28, 1996
                             (Amounts in thousands)

                                                       June 28,    June 30,    June 24,
                                                         1996        1995        1994
                                                       --------    --------    --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Net profit                                             $  3,737    $  2,942    $  2,389
                                                       --------    --------    --------
Adjustments to reconcile net profit  to net cash
  provided by operating activities
    Depreciation and amortization                         1,727       1,761       1,668
    Provision for inventory obsolescence, net               568         300         100
    Gain on sale of marketable securities                  --          --          (458)
    Financial consulting services paid through
      the issuance of warrants                             --          --           120
    Amortization of other assets, net                       278         241         150
    Changes in assets and liabilities net of effects
     from acquisition of affiliate
       Increase in receivables                             (951)       (554)     (1,003)
       Increase in inventories                           (2,322)     (2,901)       (206)
       Decrease (increase) in prepaid expenses
         and other assets                                   257        (895)       (989)
       (Decrease) increase in accounts payable
         and accrued liabilities                           (242)       (225)      1,129
                                                       --------    --------    --------
          Total adjustments                                (685)     (2,273)        511
                                                       --------    --------    --------
     Net cash provided by operating activities            3,052         669       2,900
                                                       --------    --------    --------
CASH FLOWS USED BY INVESTING ACTIVITIES
    Capital expenditures, net                              (549)     (3,060)     (1,506)
    Purchases of marketable securities                   (6,533)       --          --
    Sales of marketable securities                        1,645       1,327       1,415
                                                       --------    --------    --------
     Net cash used by investing activities               (5,437)     (1,733)        (91)
                                                       --------    --------    --------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
    Redemption of Preferred Stock                        (2,763)       --          --
    Proceeds from long-term financing                      --         6,039        --
    Payment of long-term debt                            (1,969)    (10,824)     (2,724)
    Proceeds from exercise of options and warrants        7,656       7,094         189
                                                       --------    --------    --------
    Net cash provided (used) by financing activities      2,924       2,309      (2,535)
                                                       --------    --------    --------

Net increase in cash and cash equivalents                   539       1,245         274

Cash and cash equivalents at beginning of year            2,344       1,099         825
                                                       --------    --------    --------
Cash and cash equivalents at end of year               $  2,883    $  2,344    $  1,099
                                                       ========    ========    ========


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                      TII INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of significant accounting policies:

            Business

                        TII Industries, Inc. and subsidiaries (the "Company") are engaged in the design, manufacture and sale of overvoltage surge protectors, network interface devices, fiber optic products, and station electronics, which may be incorporated in network interface devices together with the Company's overvoltage protectors. The majority of the Company's consolidated sales for each of the three years ended June 28, 1996 resulted from sales of overvoltage protector products in the United States, which are primarily manufactured in the Company's plants in Puerto Rico and the Dominican Republic.


            Fiscal Year

                        The Company reports on a 52-53 week year ending on the last Friday in June.

            Consolidation

                        The consolidated financial statements include the accounts of TII Industries, Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

            Use of Estimates

                        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

            Marketable  Securities Available for Sale

                        Prior to fiscal 1995, the portfolio of marketable securities was valued at the lower of cost or market. Effective for fiscal 1995, SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, requires the Company to categorize its investments as: held-to-maturity securities, reported at cost; trading securities, reported at fair value; or available-for-sale securities, reported at fair value. Changes in the fair value of trading securities are included in earnings, while changes in the unrealized gains and losses of available-for-sale securities are reported as a separate component of stockholders' investment. All of the Company's marketable securities are classified as available-for-sale. At June 28, 1996 and June 30, 1995 the portfolio was valued at market of $5,999,000 and $1,074,000, respectively, and consisted of U.S. Treasury Bills and Notes, other federal backed agency bonds and notes and other liquid investment grade investments with maturities ranging from three months to one year, with the primary investment goal being near-term liquidity and safety of principal.

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

            Statements of Cash Flows

                        All highly liquid instruments with a maturity of three months or less, when purchased, are considered cash equivalents. At June 28, 1996 and June 30, 1995, the
                        Company had cash equivalents of $2,305,000 and $1,192,000, respectively.

                        During 1996, 1995 and 1994, the Company entered into capital leases amounting to approximately $1,938,000, $52,000 and $5,000, respectively. In addition the Company has recorded an unrealized gain of approximately $37,000 in 1996 and $10,000 in 1995 on its marketable securities available for sale outstanding as of June

                        28, 1996 and June 30, 1995, respectively. Since these transactions did not involve cash, their effect has been excluded from the accompanying consolidated statements of cash flows.

                        During fiscal 1996, 1995 and 1994, the Company made cash
                        payments   of   $174,000,    $762,000,   and   $699,000,
                        respectively, for interest.

            Reclassifications

                        Certain reclassifications have been made in the accompanying consolidated financial statements for the year ended June 30, 1995, to conform with the presentation used in the June 28, 1996 consolidated financial statements.

            Pending Accounting Pronouncements

                        In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for the Company on June 29, 1996. The statement sets forth guidelines regarding when to recognize an impairment of long-lived assets, including goodwill, and how to measure such impairment. The Company does not expect that SFAS No. 121 will have a significant effect on the Company's consolidated financial statements.

                        SFAS No. 123, "Accounting for Stock-Based Compensation," will be effective for the Company, for the fiscal year ended June 27, 1997 and after. SFAS No. 123 permits, but does not require, a fair value-based method of accounting for such plans. As required by this statement, the Company will provide pro forma disclosure of net income and earnings per share in the notes to future consolidated financial statements as if the fair value-based method of accounting had been applied to awards covered by SFAS No. 123.

            Fair Value of Financial Instruments

                        The carrying amounts of cash, receivables, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these items. The carrying amount of the long term debt approximates fair value because the interest rate this instrument bears is equivalent to the current rates offered for debt of similar nature and maturity.

(2)  Receivables:

            Receivables consist of the following:

                                                     June 28,          June 30,
                                                       1996              1995
                                                       ----              ----
                                                       (amounts in thousands)

            Trade receivables                        $6,685            $5,786
            Other receivables                           521               478
                                                   --------          --------
                                                      7,206             6,264
            Less: allowance for doubtful accounts      (122)             (131)
                                                   --------          --------
                                                     $7,084            $6,133
                                                   ========          ========

(3)  Inventories:
                        Inventories consisted of the following at:

                                            June 28,       June 30,
                                              1996           1995
                                            --------       --------
                                              (amounts in thousands)

                    Raw materials           $  6,973       $  7,454
                    Work-in-process            4,879          2,593
                    Finished goods             4,214          3,697
                                            --------       --------
                                            $ 16,066       $ 13,744
                    Less: Reserve             (2,034)        (1,466)
                                            --------       --------
                                            $ 14,032       $ 12,278
                                            ========       ========

(4)         Agreement with AT&T:

                        On September 13, 1988, the Company and AT&T entered into an agreement (the "1988 Agreement") settling all disputes related to a prior agreement which the Company considered to have been breached. The 1988 Agreement provided for annual payments to the Company which were subject to reduction as a result of AT&T purchases. During fiscal 1996, 1995 and 1994, the Company received payments of $875,000, $777,000 and $680,000, respectively, for the sales shortfall corresponding to the contract years ended December 31, 1995, 1994 and 1993, respectively. These receipts are included in net sales. As of June 28, 1996, there are no remaining payments scheduled to be received.

(5)  Long-Term Debt:

            The composition of long-term debt is as follows:

                                                      June 28,   June 30,
                                                        1996       1995
                                                      --------   --------
                                                     (amounts in thousands)

      Revolving credit loan, bearing interest
      at a rate of 10%, secured by assets with
      a net book value of approximately $13,500        $  --      $ 1,800

      Unsecured subordinated note payable on
      July 19, 2001, bearing interest at 10%
      Convertible into 100,000 share of common
      stock at a conversion price of $2.50 per share       750        750

      Installment  notes payable through 2004,
      bearing  interest  ranging from 8.0% to
      9.5% Secured by assets with net book value of
      approximately $321                                   116        128
                                                       -------    -------
                                                           866      2,678
      Less current portion                                 (13)      --
                                                       -------    -------

      Long-term debt                                   $   853    $ 2,678
                                                       =======    =======

            The Company is a party to a Revolving Credit Loan Agreement with The Chase Manhattan Bank (formerly Chemical Bank), which, at June 28, 1996, entitled the Company to have outstanding borrowings of up to $5,600,000, reducing by $400,000 each calendar quarter thereafter. At June 28, 1996, there were no outstanding borrowings under the revolving loan facility and at June 30, 1995 outstanding borrowings were $1.8 million. Loans bear interest equal to (a) the greater of 1% above the bank's prime rate, 2% above a certificate of deposit rate or 1.5% in excess of a federal funds rate or (b) 3% above the LIBOR rate for periods selected by the Company. A commitment fee of 1/4 of 1% is payable on the unused portion of the bank's commitment. The loan is secured primarily by the Company's accounts receivable and the Company's continental United States assets. The Revolving Credit Loan Agreement requires the Company to maintain a minimum net worth of $17,500,000 in fiscal 1996 and $20,000,000 thereafter, current ratio of 1.25 through fiscal 1997 and 1.50 thereafter and debt service ratio of 1.35 and maximum ratio of debt to equity of 1.0, all as defined, limits capital expenditures generally to $3,500,000 per annum and lease obligations to $400,000 per annum (excluding rentals for the Company's Dominican Republic facilities and the Company's equipment lease with PRC, each of which is discussed in Note 11). In addition, the Company may not incur a consolidated net loss for any two fiscal quarters in any four consecutive quarters and may not pay cash dividends or repurchase capital stock without the consent of the bank.

            Future minimum payments for long term debt are as follows:

            Fiscal year                                              Amount

            1997                                                 $   13,000
            1998                                                     14,000
            1999                                                     15,000
            2000                                                     17,000
            2001                                                    768,000
            Thereafter                                               39,000
                                                                 ----------

            Total minimum payments:                                 866,000

            Less:  current portion                                 ( 13,000)
                                                                 ----------
                                                                 $  853,000
                                                                 ==========


(6)         Obligation under capital leases:

            The Company leases equipment and vehicles for its operations. These leases have been capitalized using interest rates ranging from 8.30% to 22.00%. Future minimum payments under these leases are as follows:

            Fiscal year                                              Amount

            1997                                                 $  489,000
            1998                                                    477,000
            1999                                                    478,000
            2000                                                    433,000
            2001                                                    285,000
            Thereafter                                              139,000
                                                                 -----------

            Total minimum
              lease payments:                                     2,301,000

            Less:  Amount
               representing interest                               (428,000)
                                                                 -----------

            Present value of
              net minimum lease payments                          1,873,000

            Less: Current portion of obligations
              under capital lease                                   (350,000)
                                                                 -----------

                                                                 $ 1,523,000
                                                                 ===========





(7)         Income taxes:

            The Company's policy is to provide for income taxes based on reported income, adjusted for differences that are not expected to ever enter into the computation of taxes under applicable tax laws.

            Net income from Puerto Rico operations, as determined under the provisions of Section 936 of the U.S. Internal Revenue Code, is not subject to U.S. federal income taxes. However, beginning in fiscal 1995 the Revenue Reconciliation Act of 1993 limits the amount of allowable credit to a percentage of the qualified wages and fringe benefits for services performed in Puerto Rico and depreciation in Puerto Rico, as defined (since the Company has not elected the alternative percentage limit). Based on its fiscal 1996 levels of qualified wages, fringe benefits and depreciation in Puerto Rico, the Company's economic activity based credit limitation is approximately $3,091,000 per annum. The amount of the economic activity based Section 936 credit limitation available for fiscal 1996 will be sufficient to offset the United States federal income tax on Puerto Rico source income for the Company's 1996 fiscal year, as computed after utilization of the Company's available net operating loss carry-forwards of approximately $334,000.

            Legislation included in the Minimum Wage/Small Business Job Protection Act of 1996, enacted August 20, 1996, repeals the Section 936 credit for taxable years beginning after December 31, 1995. However, since the Company's Section 936 election was in effect for its tax year that includes October 13, 1995, it is eligible to continue to claim a Section 936 credit for an additional 10 years under a special grandfather rule. If the Company adds a substantial new line of business after October 13, 1995, the Company would cease to be
                                       29
            eligible to claim the Section 936 credit beginning with the taxable year in which such new line of business is added. Because the Company uses the economic activity limitation, possession income eligible for the Section 936 credit in any tax year beginning after December 31, 2001 and before January 1, 2006 is subject to a cap equal to the Company's average inflation-adjusted possession income for the three of the five most recent years ending before October 14, 1995 determined by excluding the years in which the Company's adjusted possession income was the highest and the lowest. In lieu of using a five-year period to determine the base period years, the Company may elect to use its last tax year ending in 1992 or a deemed taxable year which includes the first ten months of the calendar year 1995. The Company's Section 936 credit for each year during the grandfather period would continue to be subject to the economic activity limitation (as discussed above). This legislation is effective for the Company's 1997 fiscal year. Based on the Company's current level of possession income and business plans, the Company believes that it will be eligible to claim a Section 936 credit under the grandfather rule discussed above.

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

            In each of the years in the three-year period ended June 28, 1996, the Company's U.S. based subsidiaries either generated operating losses or had net operating loss carryforwards available to offset taxable income; therefore, for each of these years there is no federal income tax provision.

            As long as the Company's election under Section 936 is in effect, the Company cannot be included in a consolidated federal income tax return with its subsidiaries. As a result, losses from subsidiaries cannot be used to offset the Company's income and vice versa.

            The Company's federal income tax liability is the greater of the tax computed using either the regular tax method or an alternative minimum tax method (AMT). Under the AMT method only 90% of the U.S. based subsidiaries' taxable income can be offset by net operating loss carryforwards. To date, the U.S. subsidiaries have not been subject to AMT.

            At June 28, 1996, the Company had net operating loss carryforwards aggregating approximately $15,460,000 which expire periodically through 2006 and, along with its subsidiaries, had consolidated net operating loss carryforwards aggregating approximately $25,540,000 which expire periodically through 2011 and general business tax credit carryforwards of approximately $322,000 which expire periodically through 2001. As a result of the private placement described in Note 9, there has been an "ownership change", within the meaning of Section 382 of the Code, which limits the maximum amount of net operating loss and tax credit equivalent carryforwards which may be utilized in any year (and which is utilized to offset income prior to the utilization of a credit available under Section 936 of the Code) is approximately $334,000 per year for the possessions corporation and approximately $380,000 per year for the United States subsidiaries. The effect of the "ownership change" is somewhat mitigated with respect to the Company as a result of its
            Section 936 election since United States federal income tax is payable only to the extent such tax exceeds the Company's Section 936 credit. In addition, net operating losses generated subsequent to the "ownership change" are not subject to limitations and may therefore be fully utilized. As of June 28, 1996, the Company's United States subsidiaries have approximately $3,453,000 of net operating losses that were generated subsequent to the "ownership change" and remain available for use through 2010. In addition, the Company's United States subsidiaries have available approximately $1,470,000 in unused Section 382 annual net operating loss limitation carryforwards.

            The Company recognizes income tax benefits for loss carryforwards, credit carryforwards and certain temporary differences for which tax benefits have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances.

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

            Temporary differences between income tax and financial reporting assets and liabilities (primarily inventory valuation allowances, property and equipment and accrued employee benefits) and net operating loss carryforwards give rise to deferred tax assets in the amount of approximately $3,872,000 for which an offsetting valuation allowance has been provided due to the uncertainty of realizing any benefit in the future.


(8)         Common stock:

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

            Employee stock option plans

            The Company's 1995 Stock Option Plan (the "1995 Plan") permits the Board of Directors or Compensation Committee of the Board of Directors to grant, until September 2005, options to employees, officers and consultants to purchase up to 500,000 shares. Option terms (not to exceed 10 years), exercise prices (at least 100% of the fair market value of the Company's Common Stock on the date of grant) and exercise dates are determined by the Board or Compensation Committee. Options are also outstanding under the Company's 1983 Stock Option Incentive Plan and 1986 Stock Option Plan, although no further options may be granted under these plans.

            A summary of activity under the employee stock option plans and information relating to shares subject to option under the employee stock option plans for the years ended June 28, 1996, June 30, 1995 and June 24, 1994 follows:

                                                  June 28, 1996 June 30, 1995 June 24, 1994
                                                     ----------    ----------    ----------
Shares under option at beginning of period            1,269,387       501,415       454,595
Options granted during period                           113,200       868,000       150,000
Options exercised during period                         (80,380)      (94,028)      (62,280)
Options canceled/expired during period                  (64,000)       (6,000)      (40,900)
                                                     ----------    ----------    ----------
Shares under option at end of period                  1,238,207     1,269,387       501,415
                                                     ==========    ==========    ==========

Options exercisable at end of period                    501,454       336,634       318,915
Shares available for future grant at end of period      469,000       126,257       138,257
Exercise price per share for options exercised
   during period                                     $2.50-6.09    $2.50-4.63    $2.50-5.31
Exercise price per share for options outstanding
   at end of period                                  $2.50-9.69    $2.50-9.69    $2.50-9.69

            Other Options Granted

            The Company granted to the holder of its unsecured subordinated note (see Note 5) an option to purchase up to 100,000 shares of Common Stock on or before July 18, 2001 at $2.50 per share. This option is non-transferable and non-assignable and can be cancelled by the Company prior to its expiration if, with the prior written consent of the note holder, the note is repaid.

            In October 1995, a firm which provided financial public relations services to the Company exercised an option, which was granted in 1992, to purchase 50,000 shares of Common Stock at $4.125 per share and continues to hold an option to purchase up to a maximum of 150,000 shares of Common Stock on or before August 31, 1997 at $7.50 per share.

            On December 6, 1995, stockholders approved amendments to the 1994 Non-Employee Director Stock Option Plan, covering an aggregate of 200,000 shares of Common Stock, which provided (i) that the number of shares of Common Stock subject to the automatic grant of options provided for in the Non-Employee Director Plan be increased to 10,000 shares from 5,000 shares; (ii) all previously granted options and all options granted in the future under the Non-Employee Director Plan vest in full immediately following their grant in lieu of annual vesting at the rate of 25% per annum on the first four anniversaries of the date of grant; (iii) the term of all previously granted options and all options granted in the future under the Non-Employee Director Plan be for a term of ten years in lieu of five years; and (iv) the period following termination of service during which an Outside Director may exercise an option previously granted or granted in the future shall be twelve months in lieu of three months, except that an option shall automatically terminate upon cessation of service as an Outside Director for cause (such twelve month period being the same period following an Outside Director's death or disability during which an option may be exercised).

            See also Note 9 with respect to certain options granted and warrants issued as part of the Private Placement.

(9)         Preferred stock:

            The Company is authorized to issue up to 1,000,000 shares of Preferred Stock in series, with each series having such powers, rights, preferences, qualifications and restrictions as determined by the Board of Directors. At June 28, 1996, the Company had authorized 100,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), of which no shares were outstanding. During the 1996 fiscal year all 27,626 shares were redeemed by the Company for the liquidation value and required redemption amount of $2,763,000.

(10)        Private placement:

            Effective August 7, 1992, following stockholder approval, the Company completed a private placement of 2,200,000 units (originally 5,500,000 units, reverse split on a 1 for 2.5 basis in April of 1994 to 2,200,000 units) of the Company's securities, consisting of 2,200,000 shares of Common Stock and 2,200,000 Common Stock Purchase Warrants to purchase a like number of shares of Common Stock during a three-year period at an exercise price of $5.00 per share. The Common Stock and the Common Stock Purchase Warrants have registration rights. The amount placed included 400,000 shares of Common Stock and Common Stock Purchase Warrants issued in exchange for all of the Company's Series B Preferred Stock which had been purchased in February 1992 for $1,000,000 by Alfred J. Roach and Timothy J. Roach, officers, directors and principal stockholders of the Company, and another employee of the Company. Except therefore, the privately placed securities were sold to investors not previously affiliated with the Company.

            The Company also granted to certain designee employees of the private placement selling agent, options to purchase in units
            ("UPOs") one share and one warrant, 256,000 shares of Common Stock and Common Stock Purchase Warrants at a price of $2.833. The placement agent received 4% of all proceeds received by the Company in the private placement and from the exercise of certain warrants.

            During fiscal 1995, Common Stock Purchase Warrants and UPOs issued in the private placement were exercised for 1,582,000 shares of
            Common Stock. Net proceeds to the Company from such exercises aggregated approximately $7,100,000. During fiscal 1996, the remaining Common Stock Purchase Warrants and UPOs were exercised for 1,130,000 shares of Common Stock and the Company received additional net proceeds of approximately $5,500,000.

            In addition, in 1992 the Company entered into a Consulting Agreement with WinStar Services, Inc. ("WinStar"), for WinStar to provide financial consulting services to the Company through, as amended, July 31, 1995, including identifying and analyzing potential acquisitions and mergers, and evaluating potential investments and other financing arrangements. For its services WinStar received $7,500 per month and $80,000 in connection with the Company's entering into the Revolving Credit Loan Agreement in January 1995. In connection with the consulting arrangement, the Company issued to WinStar options to purchase an aggregate of 400,000 shares of Common Stock, of which options to purchase 320,000 shares were exercised during fiscal 1996 for an aggregate of $1,712,500 by three employees of WinStar (to whom the options had been transferred), two of whom are directors of the Company.

            The Company filed a registration statement related to the resale of the Common Stock issued in its August 1992 private placement, the Common Stock issued upon exercise of Warrants, UPOs and the options granted to WinStar. The registration statement became effective in August 1994.

            Other warrants, for the purchase of 60,000 shares of Common Stock at an exercise price of $6.56 per share and expiring in August 1998, have been issued for consulting services.


(11)       Significant customers, export sales and foreign components of income:

            Significant customers

            The following customers accounted for more than 10% of the Company's consolidated revenues during one or more of the years presented below:


                                                   Percentage of Net Sales
                                                       for Year Ended
                                              --------------------------------
                                               June 28,    June 30,     June 24,
                                                 1996        1995         1994
                                              --------------------------------

                  BellSouth Corporation            *           *          11%

                  Keptel, Inc.                    12%          *           *

                  Siecor Corporation              26%         30%         34%

                  Telesector Resources Group      15%         13%         14%
                  (a subsidiary of  NYNEX)


                  *  denotes less than 10% for that year.


            Export sales

            For each of the three years ended June 28, 1996 export sales were less than 10% of consolidated net sales.


            Foreign components of income

            Certain subsidiaries and components of the Company operate outside the United States and Puerto Rico. The net profit earned by these subsidiaries is not material relative to the Company's consolidated net profit.

(12)        Commitments and contingencies and related party transactions:

            The Company leases real property and equipment with terms expiring through 2004. Substantially all of the real property leases contain escalation clauses related to increases in property taxes. The leases require minimum annual rentals, exclusive of real property taxes, as follows: approximately $84,000 in 1997, $83,000 in 1998, $23,000 in 1999, $19,000 in 2000, $19,000 in 2001 and $80,000
            thereafter.

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

            Since fiscal year 1982, the Company has leased equipment from PRC, a corporation owned by the Chairman of the Board of Directors of the Company. As required by a loan restructuring in July 1991, all leases with PRC were replaced by an agreement to lease certain equipment as a group at the rate of $200,000 per year. The lease was amended in February 1993 to extend its term until July 17, 1996 and provide for extensions until July 17, 1999 and July 17, 2001 unless cancelled by either party upon notice prior to the scheduled renewal period, with rentals at the rate of $200,000 for each year of the lease. At June 28, 1996, accrued rent owed under this agreement totalled $100,000 which was subsequently paid. Although neither the Company nor PRC is obligated to renew the equipment lease beyond July 17, 1996, it is the Company's intention to seek renewals of the equipment lease for at least the next five years.

            The equipment under lease from PRC was purchased by PRC at various times since 1982 when the Company began leasing equipment from PRC. The Company is advised that PRC employs a depreciation schedule that fully depreciates assets over a maximum of 10 years or the asset's useful life, whichever is shorter, and that the original cost of assets under lease to the Company at June 28, 1996 was approximately $2,803,000 with a current carrying value of approximately $195,000. All equipment under lease has been of good quality and most, if not all, equipment is expected to remain usable by the Company for at least five more years. From time to time, new purchases of equipment by PRC may replace or be added to the equipment under lease. It is both the Company's and PRC's intention that these purchases will be to maintain the level of performance of the equipment and not increase the rentals paid by the Company.

            Rental expense, including property taxes, for fiscal 1996, 1995 and 1994 was approximately $636,000, $613,000 and $556,000, respectively, including $200,000 each year relating to the equipment leases with PRC.

(13)        Accrued liabilities:

            Accrued liabilities consist of the following:
                                                        June 28,      June 30,
                                                            1996         1995
                                                        --------      --------
                                                         (amounts in thousands)

            Payroll, incentive and vacation                $ 603         $ 532
            Accrued payroll taxes                            153           141
            Legal and professional fees                      113           400
            Accrued rent                                     100           201
            Other                                             68           339
                                                        --------      --------
                                                         $ 1,037       $ 1,613
                                                        ========      ========




(14)        Quarterly Results (unaudited):

            The following table reflects the unaudited quarterly results of the Company for the fiscal years ended June 28, 1996 and June 30, 1995:

                                                                                            Fully
                                                                                Primary     Diluted
                                                      Operating                 Net Profit  Net Profit
                       Net Sales      Gross Profit      Income     Net Profit   Per Share   Per Share
                       ---------      ------------      ------     ----------   ---------   ---------
Quarter Ended
September 29, 1995   $ 9,600,000        2,566,000   $   448,000   $   439,000   $   0.06$   0.06
December 29,1995      11,241,000        3,111,000       955,000       895,000       0.12    0.11
March 29, 1996        12,136,000(1)     4,190,000     1,852,000     1,781,000       0.23    0.22
June 28, 1996         11,536,000        2,690,000       601,000       622,000       0.08    0.08

Quarter Ended
September 30, 1994   $10,456,000        3,115,000   $   700,000   $   536,000   $   0.10$   0.10
December 30, 1994     10,661,000        3,177,000       760,000       607,000       0.11    0.11
March 31, 1995        11,502,000(1)     4,001,000     1,579,000     1,426,000       0.22    0.21
June 30, 1995         11,211,000        2,755,000       563,000       373,000       0.09    0.09


- ---------------------------------------------------------------------------------------------------

(1) Includes payments received from AT&T of $875,000 and $777,000 in the third quarter of fiscal 1996 and 1995, respectively, for shortfalls of purchases by AT&T from the Company under the Company's 1988 Agreement with AT&T. No further payments will be made under this agreement. (See Note 3.)


ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

                                    PART III

            The information called for by Part III (Items 10, 11, 12 and 13 of Form 10-K) is incorporated herein by reference to such information which will be contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company's 1996 Annual Meeting of Stockholders.


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

                        2.  Financial Statement Schedules

                        Report of Independent Public Accountants on
                         Schedules                                          S-1

                        Schedule III - Valuation and Qualifying Accounts    S-2

                        3.  Exhibits

Exhibit Number                      Description
- --------------                      -----------

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
                  1-8048).

Exhibit Number                      Description
- --------------                      -----------

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

4(a)(1)(B)        First  Amendment  dated as of August 3, 1995 to the  Revolving
                  Credit Agreement among International, the Company and the Bank. Incorporated by reference to Exhibit 4 (a)(1)(B) to the Company's Annual Report on Form 10-K for the fiscal year ended
                  June 30, 1995 (File No. 1-8048).

4(a)(1)(C)*       Second  Amendment  dated  as  of  November  10,  1995  to  the
                  Revolving Credit Agreement among International, the Company and the Bank.

4(a)(1)(D)*       Third Amendment dated as of December 27, 1995 to the Revolving
                  Credit Agreement among International, the Company and the Bank.

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

Exhibit Number                      Description
- --------------                      -----------

4(a)(7) Security Agreement dated January 31, 1995 between Ditel, Inc., an indirect subsidiary of the Company, and the Bank. Incorporated by reference to Exhibit 4.1(g) to the Company's Current Report on Form 8-K dated January 31, 1995 (date of earliest event reported) (File No. 1-8048).

10(a)(1)*+        1983 Employee  Incentive Stock Option Plan of the Company,  as
                  amended.

10(a)(2)*+        1986 Stock Option Plan of the Company, as amended.

10(a)(3)+         1994  Non-Employee  Director  Stock Option  Plan,  as amended.
                  Incorporated  by reference to Exhibit  99.01 to the  Company's
                  Registration Statement on Form S-8, No. 33-64965.

10(a)(4)*+        1995 Stock Option Plan of the Company.

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

10(c)(2)+         Form of Options issued to WinStar  Services,  Inc. Included as
                  Exhibit 4(b)(8) to the Company's Current Report on Form 8-K for the month of August 1992 (File No. 1- 8048).

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

Exhibit Number                      Description
- --------------                      -----------

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

10(e)(1)(B)       Amendment dated July 18, 1991 to Finance  Agreement dated June
                  26, 1991 between OPIC and the Company. Incorporated by reference to Exhibit 10(b)(56) to the Company's Current Report on Form 8-K for the month of August 1992 (File No. 1- 8048).

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


10(f)(1) Lease Contract dated December 15, 1989 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(c)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1990 (File No. 1-8048).

10(f)(2) Consolidated Contract of Lease Renewal and Construction dated February 1, 1994 between TII Dominicana, Inc., a subsidiary of the Company, and The Industrial Development Corporation of the Dominican Republic. Incorporated by reference to Exhibit 10
                  (g)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (File No. 1-8048).

11*               Calculation of earnings per share.

Exhibit Number                      Description
- --------------                      -----------

22                Subsidiaries  of the  Company.  Incorporated  by  reference to
                  Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994.

23*               Consent of independent public accountants.

27                Financial data schedule. (EDGAR version only)
- ------------------

*           Filed  herewith.

+           Management contract or compensatory plan or arrangement.

(b)         Report on Form 8-K

            No Reports on Form 8-K were filed during the quarter ended June 28, 1996.

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

                                                       TII INDUSTRIES, INC.
                                                    ----------------------------
                                                          (Registrant)



 September 18, 1996                              By /s/     John T. Hyland
- --------------------------                          ----------------------------
                                                   John T. Hyland, Treasurer,
                                                   Vice President-Finance and
                                                   CFO (Principal Financial and
                                                   Accounting Officer)


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 September 18, 1996                                 /s/ Alfred J. Roach
- --------------------------                          ----------------------------
                                                    Alfred J. Roach, Chairman of
                                                    the Board of Directors and
                                                    Director


 September 18, 1996                                 /s/ Timothy J. Roach
- --------------------------                          ----------------------------
                                                    Timothy J. Roach, President
                                                    (Chief Executive Officer)
                                                    and Director


 September 18, 1996                                 /s/ John T. Hyland, Jr.
- --------------------------                          ----------------------------
                                                    John T. Hyland, Treasurer,
                                                    Vice President-Finance and
                                                    CFO (Principal Financial
                                                    and Accounting Officer)


 September 18, 1996                                 /s/ C. Bruce Barksdale
- --------------------------                          ----------------------------
                                                    C. Bruce Barksdale, Senior
                                                    Vice President and Director

 September 18, 1996                                 /s/ Dorothy Roach
- --------------------------                          ----------------------------
                                                    Dorothy Roach, Secretary
                                                    and Director


 September 18, 1996                                 /s/ Joseph C. Hogan
- --------------------------                          ----------------------------
                                                    Joseph C. Hogan, Director


 September 18, 1996                                 /s/ James R. Grover, Jr.
- --------------------------                          ----------------------------
                                                    James R. Grover, Jr.,
                                                    Director


 September 18, 1996                                 /s/ William J. Rouhana, Jr.
- --------------------------                          ----------------------------
                                                    William J. Rouhana, Jr.,
                                                    Director


 September 18, 1996                                 /s/ Timothy R. Graham
- --------------------------                          ----------------------------
                                                    Timothy R. Graham, Director


 September 18, 1996                                 /s/ William G. Sharwell
- --------------------------                          ----------------------------
                                                    William G. Sharwell,
                                                    Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To TII Industries, Inc.:


We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of TII Industries, Inc. and subsidiaries as of June 28, 1996 and June 30, 1995, and related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended June 28, 1996, included in this Form 10-K and have issued our report thereon dated September 18, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule for the years ended June 28, 1996, June 30, 1995 and June 24, 1994, listed under Item 14(a) of this Form 10-K is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP

Arthur Andersen LLP


San Juan, Puerto Rico
September 18, 1996.

Stamp No. 1381558 of the
Puerto Rico Society of
Certified Public Accountants
has been affixed to the
original copy of this report.

                                                                     SCHEDULE II

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                        VALUATION AND QUALIFYING ACCOUNTS
                  --------------------------------------------




                                                      ADDITIONS         BALANCE
                                      BALANCE AT      CHARGED TO          AT
                                     BEGINNING OF      COST AND         END OF
                                        YEAR           EXPENSES         PERIOD
                                     -----------      ----------      ----------
CLASSIFICATION


    JUNE 28, 1996
       INVENTORY RESERVE              $1,466,000      $  568,000      $2,034,000
                                      ==========      ==========      ==========

    JUNE 30, 1995
       INVENTORY RESERVE              $1,166,000      $  300,000      $1,466,000
                                      ==========      ==========      ==========


    JUNE 24, 1994                     $1,066,000      $  100,000      $1,166,000
       INVENTORY RESERVE              ==========      ==========      ==========

                              TII INDUSTRIES, INC.



                                   EXHIBITS TO



                           ANNUAL REPORT ON FORM 10-K



                            FOR THE FISCAL YEAR ENDED



                                  JUNE 28, 1996

                                  EXHIBIT INDEX


Exhibit Number                      Description
- --------------                      -----------

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
                  1-8048).

                                  EXHIBIT INDEX


Exhibit Number                      Description
- --------------                      -----------

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

4(a)(1)(B)        First  Amendment  dated as of August 3, 1995 to the  Revolving
                  Credit Agreement among International, the Company and the Bank. Incorporated by reference to Exhibit 4 (a)(1)(B) to the Company's Annual Report on Form 10-K for the fiscal year ended
                  June 30, 1995 (File No. 1-8048).

4(a)(1)(C)*       Second  Amendment  dated  as  of  November  10,  1995  to  the
                  Revolving Credit Agreement among International, the Company and the Bank.

4(a)(1)(D)*       Third Amendment dated as of December 27, 1995 to the Revolving
                  Credit Agreement among International, the Company and the Bank.

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

                                  EXHIBIT INDEX


Exhibit Number                      Description
- --------------                      -----------

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

10(a)(1)*+        1983 Employee  Incentive Stock Option Plan of the Company,  as
                  amended.

10(a)(2)*+        1986 Stock Option Plan of the Company, as amended.

10(a)(3)+         1994  Non-Employee  Director  Stock Option  Plan,  as amended.
                  Incorporated  by reference to Exhibit  99.01 to the  Company's
                  Registration Statement on Form S-8, No. 33-64965.

10(a)(4)*+        1995 Stock Option Plan of the Company.

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

                                  EXHIBIT INDEX


Exhibit Number                      Description
- --------------                      -----------

10(c)(2)+         Form of Options issued to WinStar  Services,  Inc. Included as
                  Exhibit 4(b)(8) to the Company's Current Report on Form 8-K for the month of August 1992 (File No. 1- 8048).

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

10(e)(1)(B)       Amendment dated July 18, 1991 to Finance  Agreement dated June
                  26, 1991 between OPIC and the Company. Incorporated by reference to Exhibit 10(b)(56) to the Company's Current Report on Form 8-K for the month of August 1992 (File No. 1- 8048).

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


10(f)(1) Lease Contract dated December 15, 1989 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(c)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1990 (File No. 1-8048).

10(f)(2) Consolidated Contract of Lease Renewal and Construction dated February 1, 1994 between TII Dominicana, Inc., a subsidiary of the Company, and The Industrial Development Corporation of the Dominican Republic. Incorporated by reference to Exhibit 10
                  (g)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (File No. 1-8048).

11*               Calculation of earnings per share.

22                Subsidiaries  of the  Company.  Incorporated  by  reference to
                  Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994.

23*               Consent of independent public accountants.

27                Financial data schedule. (EDGAR version only)
- ------------------

*           Filed  herewith.
+           Management contract or compensatory plan or arrangement.