Form 10-Q
period 1996-09-27
TII INDUSTRIES INC
filed 1996-11-12
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 27, 1996

Commission file number 1-8048



                              TII INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



State of incorporation: Delaware      IRS Employer Identification No: 66-0328885


                   1385 Akron Street, Copiague, New York 11726
              (Address and zip code of principal executive office)


                                 (516) 789-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No [_]


The number of shares of the registrant's common stock, $.01 par value, outstanding as of November 1, 1996 was 7,430,337.

                              TII INDUSTRIES, INC.
                           FORM 10-Q QUARTERLY REPORT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1996


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.    Financial Information


Item 1.    Financial Statements

           Consolidated  balance sheets at September 27, 1996 (unaudited)
           and June 28, 1996                                                  3

           Consolidated  statements  of  operations  for the three months
           ended September 27, 1996 and September 29, 1995 (unaudited)        4

           Consolidated  Statement of Shareholders'  Equity for the three
           months ended September 27, 1996 (unaudited)                        5

           Consolidated  statements  of cash  flows for the three  months
           ended September 27, 1996 and September 29, 1995 (unaudited)        6

           Notes to consolidated financial statements (unaudited)             7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8

Part II.   Other Information



SIGNATURE                                                                     9

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                September 27,   June 28,
                                                                                     1996        1996
                                                                                   --------    --------
                                   ASSETS                                        (unaudited)
Current Assets
   Cash and cash equivalents                                                       $    883    $  2,883
   Marketable securities available for sale                                           7,300       5,999
   Receivables                                                                        8,088       7,084
   Inventories                                                                       15,723      14,032
   Prepaid expenses                                                                     422         388
                                                                                   --------    --------
            Total current assets                                                   $ 32,416    $ 30,386
                                                                                   --------    --------

Fixed Assets
   Property, plant and equipment                                                     34,023      33,018
   Less: Accumulated depreciation and amortization                                  (22,308)    (22,029)
                                                                                   --------    --------
            Next fixed assets                                                        11,715      10,989
                                                                                   --------    --------
Other Assets                                                                          1,423       1,448
                                                                                   --------    --------
                        TOTAL ASSETS                                               $ 45,554    $ 42,823
                                                                                   ========    ========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt and obligation under capital leases           $    376    $    363
   Accounts payable                                                                   6,263       5,185
   Accrued liabilities                                                                2,007       1,037
                                                                                   --------    --------
            Total current liabilities                                                 8,646       6,585
                                                                                   --------    --------
Long-Term Debt                                                                          906         853
Long-Term Obligation Under Capital Leases                                             1,395       1,523
                                                                                   --------    --------
Commitments and Contingencies (see notes)
Shareholders' Equity
   Preferred Stock, par value $1.00 per share; 1,000,000 authorized and
     issuable in series                                                                --          --
   Common Stock, par value $.01 per share; 30,000,000 shares authorized
     (with one vote per share); 7,447,974 and 7,446,975 shares issued at
     Sept. 27, 1996 and June 28, 1996, respectively                                      75          75
   Class B Stock, par value $.01 per share; 10,000,000 shares authorized
     (with each share having ten votes and convertible  into one share of Common
     Stock); no shares outstanding at September 27, 1996 and
     June 28, 1996                                                                     --          --
   Class C Stock, par value $.01 per share; 100,000 shares authorized
     (non-voting); no shares issued                                                    --          --
   Warrants outstanding                                                                 159         120
   Capital in excess of par value                                                    29,051      29,046
   Retained earnings                                                                  5,607       4,855
   Unrealized gain on marketable securities                                              (4)         47
                                                                                   --------    --------
Less - Treasury stock, at cost; 17,637 common shares                                 34,888      34,143
            Total shareholders' equity                                                 (281)       (281)
                                                                                   --------    --------
                                                                                     34,607      33,862
                                                                                   --------    --------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 44,554    $ 42,823
                                                                                   ========    ========

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995 (unaudited)
                  (Dollars in Thousands, except per share data)


                                                             1996        1995
                                                           --------    --------
Net sales                                                  $ 12,040    $  9,600
Cost of sales                                                 8,856       7,034
                                                           --------    --------
                Gross profit                                  3,184       2,566
                                                           --------    --------
Operating expenses
       Selling, general and administrative                    1,634       1,493
       Research and development                                 744         625
                                                           --------    --------
                Total operating expenses                      2,378       2,118
                                                           --------    --------
                Operating income                                806         448
Interest expense                                               (120)        (34)
Interest income                                                 108          18
Other income                                                      6           7
                                                           --------    --------
                Income before provision for income taxes        800         439
Provision for income taxes                                       48        --
                                                           --------    --------
                Net income                                 $    752    $    439
                                                           ========    ========
Net income per share - primary                             $    .10    $    .06
                                                           ========    ========
Weighted  average number of common and
       common equivalent shares outstanding                   7,808       7,914
                                                           ========    ========
Net income per share - fully diluted                       $    .10    $    .06
                                                           ========    ========
Weighted average number of common
       and common equivalent shares outstanding               8,108       7,914
                                                           ========    ========

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1996 (unaudited)
                             (Dollars in Thousands)

                                                                                                          Valuation
                                                                                                          Adjustment
                                                                                                          to record
                                                                                                          Marketable
                                                                              Capital                     Securities
                                                                             in excess                   available for
                                              Common         Warrants         of par       Retained        sale at        Treasury
                                               Stock       Outstanding         value       Earnings       fair value       Stock
                                              ------       -----------       ---------     --------       ----------      -------
BALANCE, June 28, 1996                        $    75         $   120         $29,046      $ 4,855         $    47        $   281
   Exercise of stock options                     --              --                 5         --              --             --
   Warrants issued for financial
      advisory services                          --                39            --           --              --             --
   Unrealized loss on marketable securities
      available for sale                         --              --              --           --               (51)          --
   Net income for the three months
      ended September 27, 1996                   --              --              --            752            --             --
                                              -------         -------         -------      -------         -------        -------
BALANCE, September 27, 1996                   $    75         $   159         $29,051      $ 5,607         $    (4)       $   281
                                              =======         =======         =======      =======         =======        =======




                  See notes to consolidated financial statement

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1996 AND
                         SEPTEMBER 29, 1995 (unaudited)
                             (Dollars in Thousands)

                                                                                  1996       1995
                                                                                 -------    -------
Cash Flows from Operating Activities:
   Net income                                                                    $   752    $   439
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
          Depreciation and amortization                                              279        433
          Provision for inventory obsolescence, net                                  100        100
          Amortization of other assets, net                                           25         20
          Changes in assets and liabilities
               Increase (decrease) in receivables                                 (1,004)       575
               Increase in inventories                                            (1,791)    (1,995)
               Increase in prepaid expenses and other current assets                 (34)      (102)
               Increase (decrease) in accounts payable and accrued liabilities     2,087       (604)
                                                                                 -------    -------
                      Net cash provided by (used in) operating activities            414     (1,134)
                                                                                 -------    -------
Cash Flows from Investing Activities:
   Capital expenditures                                                           (1,005)      (519)
   Purchasers or marketable securities                                            (2,436)      --
   Maturities of marketable securities                                             1,084        (52)
                                                                                 -------    -------
                      Net cash used in investing activities                       (2,357)      (571)
                                                                                 -------    -------
Cash Flows from Financing Activities:
   Proceeds from exercise of options and warrants                                      5      5,665
   Payment of long-term debt and obligations under capital leases                    (62)    (1,817)
   Redemption of Preferred Stock                                                    --       (2,763)
                                                                                 -------    -------
                      Net cash (used in) provided by financing activities            (57)     1,085
                                                                                 -------    -------

                      Net decrease in cash and cash equivalents                   (2,000)      (620)
Cash and Cash Equivalents, at beginning of period                                  2,883      1,152
                                                                                 -------    -------

Cash and Cash Equivalents, at end of period                                      $   883    $   532
                                                                                 =======    =======
Supplemental Disclosure of Non-cash Transactions:
      Capital leases entered into                                                $    21    $  --
                                                                                 =======    =======
      Cash paid during the period for:
          Income taxes                                                           $    24    $  --
                                                                                 =======    =======
          Interest                                                               $    60    $    33
                                                                                 =======    =======


                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Interim financial statements

The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of financial position at September 27, 1996 and results of operations for the three months ended September 27, 1996 and September 29, 1995. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 28, 1996. The results of operations for the three months ended September 27, 1996 are not necessarily indicative of the results that may be expected for the full year ending June 27, 1997.

Note 2 - Net profit per common share

Net profit per common and common equivalent share is calculated using the weighted average number of common shares outstanding and the net additional number of shares that would be issuable upon the exercise of dilutive stock options and warrants assuming that the Company used the proceeds received to purchase additional shares (up to 20% of shares outstanding) at market value, retire debt and invest any remaining proceeds in U.S. government securities. The effect on net profit of these assumed transactions is considered in the computation.

Note 3 - Inventories

Inventories consisted of the following components:


                             September 27,        June 28,
                                  1996              1996
                            ---------------    ----------------
                                  (amounts in thousands)

         Raw material               $ 5,378            $ 4,939

         Work in process              6,262              4,879

         Finished goods               4,083              4,214

                            ---------------    ---------------

                                    $15,723            $14,032
                            ===============    ===============

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
OPERATIONS:

The following discussion and analysis should be read in conjunction with the foregoing consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 1997 increased 25.4% over the year earlier period to $12,040,000 from $9,600,000. The Company experienced growth in sales in each of its station protector, network interface device and fiber optic product lines as well as ANT related products.

Cost of sales as a percentage of revenues increased to 73.6% in the first quarter of fiscal 1997 from 73.3% in the prior year's first quarter. This was principally due to raw material, manufacturing and start up costs associated with the increasing volume of new products manufactured, partially offset by improved absorption of fixed manufacturing overhead costs from the increased sales volume.

Selling,   general  and  administrative  expenses  increased  $141,000  or  9.4%
resulting primarily from increased administrative and selling expenses related to the increased sales volume and the introduction of new products.

Research and development expenses increased by $119,000, or 19.0%, to $744,000 in the first quarter of fiscal 1997 from $625,000 in the first quarter of fiscal 1996. The increase was due to the Company's continuing development of new products for the telecommunications industry.

Interest expense increased to $120,000 compared to $34,000 incurred in the prior year's first quarter as the obligations under capitalized leases increased from the prior year's quarter. Interest income increased by $90,000 over the prior year's quarter due to additional funds invested, which arose primarily from the exercise of options and warrants, as well as from funds generated from the Company's operations.

The Company accrued a provision for certain state and local income taxes in the first quarter of fiscal 1997. The first quarter of fiscal 1996 did not contain such a provision, as the Company utilized net operating loss carry forwards to shelter income from tax during the 1996 fiscal year.

As a result of the above, net profit of $752,000 or 6.2% of net sales, increased 71.3% from the prior year's first quarter net profit of $439,000 or 4.6% of net sales.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 1997, cash was provided principally by the Company's net profit of $752,000, depreciation and amortization of $279,000; and an increase in accounts payable and accrued liabilities of $2,087,000. These sources and existing cash were used to finance the increase in inventories of $1,791,000 to support the introduction of new products, capital expenditures of $1,005,000, and an increase in receivables of $1,004,000.

Funds anticipated to be generated from operations, together with available cash, marketable securities, and borrowings available under the Company's Revolving Credit Agreement, are considered to be adequate to finance the Company's operational and capital needs for the foreseeable future.

                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (a)        Exhibits

                      10.1* 1983 Employee Incentive Stock Option Plan of the Company, as amended.

                      10.2* 1986 Stock Option Plan of the Company, as amended.

                      10.3* 1995 Stock Option Plan of the Company, as amended.

                      11.        Statement Re: Computation of Per Share Earnings

                      27.        EDGAR financial data schedule

                      * Compensatory Plans


           (b)        Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended September 27, 1996.



                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  TII INDUSTRIES, INC.



Date: November 8, 1996                             /s/ Paul G. Sebetic
                                                  ---------------------------
                                                  Paul G. Sebetic
                                                  Vice President-Finance & Chief
                                                  Financial Officer