Form 10-Q
period 1996-12-27
TII INDUSTRIES INC
filed 1997-02-05
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 27, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



The number of shares of the registrant's common stock, $.01 par value, outstanding as of January 28, 1997 was 7,430,837.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     TII INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                        December 27,   June 28,
                                                                            1996        1996
                                                                        (unaudited)
                                                                          --------    --------
ASSETS
Current Assets
 Cash and cash equivalents                                                $  1,542    $  2,883
 Marketable securities available for sale                                    7,002       5,999
 Receivables                                                                 6,471       7,084
 Inventories                                                                18,722      14,032
 Prepaid expenses                                                              430         388
                                                                          --------    --------
     Total current assets                                                 $ 34,167    $ 30,386
                                                                          --------    --------
Fixed Assets
 Property, plant and equipment                                              35,059      33,018
 Less: Accumulated depreciation and amortization                           (22,868)    (22,029)
                                                                          --------    --------
     Net fixed assets                                                       12,191      10,989
                                                                          --------    --------

Other Assets                                                                 1,562       1,448
                                                                          --------    --------

          TOTAL ASSETS                                                    $ 47,920    $ 42,823
                                                                          ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Current portion of long-term debt and obligations under capital leases   $    381    $    363
 Accounts payable                                                            8,341       5,185
 Accrued liabilities                                                         1,337       1,037
                                                                          --------    --------
     Total  current liabilities                                             10,059       6,585
                                                                          --------    --------

Long-Term Debt                                                                 859         853
Long-Term Obligations Under Capital Leases                                   1,410       1,523
                                                                          --------    --------
Shareholders' Equity
 Preferred Stock, par value $1.00 per share;
  1,000,000 authorized and  issuable in series; none issued                   --          --
 Common Stock, par value $.01 per share; 30,000,000 shares
  authorized; 7,448,474 and 7,446,975 shares issued at
  December 27, 1996 and June 28, 1996, respectively                             75          75
 Warrants outstanding                                                          159         120
 Capital in excess of par value                                             29,052      29,046
 Retained earnings                                                           6,512       4,855
 Valuation adjustment to record marketable securities available
  for sale at fair value                                                        75          47
                                                                          --------    --------
                                                                            35,873      34,143
 Less - Treasury stock, at cost; 17,637 common shares                         (281)       (281)
                                                                          --------    --------
     Total shareholders' equity                                             35,592      33,862
                                                                          --------    --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 47,920    $ 42,823
                                                                          ========    ========

                 See notes to consolidated financial statements

                     TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                 (Dollars in Thousands, except per share data)

                                                 Three Months Ended       Six Months Ended
                                                      December                December
                                                27, 1996    29, 1995    27, 1996    29, 1995
                                                --------    --------    --------    --------
Net sales                                       $ 12,957    $ 11,241    $ 24,997    $ 20,841
Cost of sales                                      9,604       8,130      18,460      15,164
                                                --------    --------    --------    --------

     Gross profit                                  3,353       3,111       6,537       5,677
                                                --------    --------    --------    --------

Operating expenses
  Selling, general and administrative              1,721       1,394       3,355       2,887
  Research and development                           776         762       1,520       1,387
                                                --------    --------    --------    --------
     Total operating expenses                      2,497       2,156       4,875       4,274
                                                --------    --------    --------    --------

     Operating income                                856         955       1,662       1,403

Interest expense                                     (49)       (147)       (169)       (181)
Interest income                                      162          77         270         102
Other (expense) income                                (6)         10           0          10
                                                --------    --------    --------    --------

     Income before provision for income taxes        963         895       1,763       1,334

Provision for income taxes                            58        --           106        --
                                                --------    --------    --------    --------

     Net income                                 $    905    $    895    $  1,657    $  1,334
                                                ========    ========    ========    ========


Net income per share - primary                  $    .12    $    .12    $    .22    $    .17
                                                ========    ========    ========    ========

Weighted average number of common and
  common equivalent shares outstanding             7,877       7,769       7,843       7,846
                                                ========    ========    ========    ========

Net income per share - fully diluted            $    .12    $    .11    $    .21    $    .17
                                                ========    ========    ========    ========

Weighted average number of common
  and common equivalent shares outstanding         8,177       8,176       8,143       8,199
                                                ========    ========    ========    ========


                 See notes to consolidated financial statements

                     TII INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             FOR THE SIX MONTHS ENDED DECEMBER 27, 1996 (unaudited)
                             (Dollars in Thousands)

                                                                                    Valuation
                                                                                    Adjustment
                                                                                    to record
                                                                                    Marketable
                                                          Capital                   securities
                                                         in excess                 available for
                                  Common    Warrants      of par        Retained      sale at       Treasury
                                  Stock    Outstanding     value        Earnings     fair value     Stock

BALANCE, June 28, 1996            $    75     $   120     $29,046     $ 4,855         $    47      $  (281)

 Exercise of stock options           --          --             6        --              --           --
 Warrants issued for financial
  advisory services                  --            39        --          --              --           --
 Unrealized gain on marketable
  securities available for sale      --          --          --          --                28         --
 Net income for the six months
  ended December 27, 1996            --          --          --         1,657            --           --
                                  -------     -------     -------     -------         -------      -------

BALANCE, December 27, 1996        $    75     $   159     $29,052     $ 6,512         $    75      $  (281)
                                  =======     =======     =======     =======         =======      =======

                 See notes to consolidated financial statements

                     TII INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE SIX MONTHS ENDED DECEMBER 27, 1996 AND DECEMBER 29, 1995 (unaudited)
                             (Dollars in Thousands)

                                                                       1996      1995
                                                                     -------    -------
Cash Flows from Operating Activities:
  Net income                                                         $ 1,657    $ 1,334
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                       839        857
     Provision for inventory reserve, net                                199        100
     Amortization of other assets, net                                    25         93
     Changes in assets and liabilities
        Decrease (increase) in receivables                               613       (150)
        Increase in inventories                                       (4,889)    (2,956)
        (Increase) decrease in prepaid expenses and other assets        (181)         8
        Increase (decrease) in accounts payable and
            accrued liabilities                                        3,494       (583)
                                                                     -------    -------
            Net cash provided by (used in) operating activities        1,757     (1,297)
                                                                     -------    -------

Cash Flows from Investing Activities:
  Capital expenditures                                                (1,944)    (1,013)
  Purchases of marketable securities                                  (6,263)      --
  Maturities of marketable securities                                  5,289        228
                                                                     -------    -------
            Net cash used in investing activities                     (2,918)      (785)
                                                                     -------    -------

Cash Flows from Financing Activities:
  Proceeds from exercise of options and warrants                           6      5,738
  Payment of long-term debt and obligations under capital leases        (186)    (1,834)
  Redemption of Preferred Stock                                         --       (2,763)
                                                                     -------    -------
            Net cash (used in) provided by financing activities         (180)     1,141
                                                                     -------    -------

            Net decrease in cash and cash equivalents                 (1,341)      (941)

Cash and Cash Equivalents, at beginning of period                      2,883      1,152
                                                                     -------    -------

Cash and Cash Equivalents, at end of period                          $ 1,542    $   211
                                                                     =======    =======


Supplemental Disclosure of Non-cash Transactions:
  Capital leases entered into                                        $    97    $    32
                                                                     =======    =======

  Cash paid during the period for:
     Income taxes                                                    $    42    $  --
                                                                     =======    =======
     Interest                                                        $   122    $    60
                                                                     =======    =======

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of financial position at December 27, 1996 and results of operations for the three and six months ended December 27, 1996 and December 29, 1995. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 28, 1996. The results of operations for the three and six months ended December 27, 1996 are not necessarily indicative of the results that may be expected for the full year ending June 27, 1997.

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

NOTE 3 - INVENTORIES

Inventories consisted of the following components:


                                       December 27,1996       June 28, 1996
                                       ----------------       -------------

Raw materials                            $ 6,916,000           $ 4,939,000
Work in process                            4,933,000             4,879,000
Finished goods                             6,873,000             4,214,000
                                         -----------           -----------

                                         $18,722,000           $14,032,000


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS:

The following discussion and analysis should be read in conjunction with the foregoing consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

Sales increased 15% and 20% in the second quarter and the first half of fiscal 1997, respectively, over the comparable periods of 1996 and increased 8% from the first quarter of 1997. Recently developed products make up the majority of the increase. Sales of the Company's ANT related products (developed with Access Network Technologies, a joint venture between Lucent Technologies Inc. and Raychem Corporation) and fiber optic products contributed most significantly to the increase.

Gross margin as a percentage of sales declined to 25.9% and 26.2% in the second quarter and the first six months of fiscal 1997 from 27.7% and 27.2% in the second quarter and the first six months of 1996, respectively. This decline was principally due to higher raw material and manufacturing costs associated with the introduction and start up of, and increasing volume of, new products manufactured. The Company expects present gross margin percentage levels to continue in the near term.

Selling, general and administrative expenses for the second quarter and the first half of fiscal 1997, increased $327,000 or 24% and $468,000 or 16% from the prior year periods, respectively. The increase resulted primarily from costs associated with the Company's efforts to penetrate new markets, the expansion of the Company's distribution channels and an increase in the Company's administrative infrastructure to support its increasing sales base.

Research and development expenses increased 2% and 10% in the second quarter and first half of fiscal 1997, respectively, although lower as a percentage of sales in each fiscal 1997 period. The increase was due to the Company's continuing development of new products for the telecommunications industry. After the close of the quarter, the Company entered into a product development agreement with a research and development firm to assist the Company in the development of proprietary surge protection products for the telecommunication industry. Accordingly, future research and development expenses are expected to be higher than current levels.

Interest expense declined by $98,000 and $12,000 in the first quarter and first half of fiscal 1997 from the respective comparable periods in fiscal 1996. Last year's amounts included the amortization of debt origination costs that were fully amortized as of September 1996.

Interest income increased by $85,000 over the prior year's second quarter and by $168,000 over last year's first half due to additional funds invested, which arose primarily from the exercise of options and warrants, as well as from funds generated from the Company's operations.

The Company accrued a provision for certain state and local income taxes in each of the reported periods in fiscal year 1997. Fiscal year 1996 did not contain such a provision, as the Company's net operating loss carry forwards were then available to apply against such taxes.

As a result of the above, net income for the second quarter and the first six months of fiscal year 1997 equaled $905,000 or $.12 per share and $1,657,000 or $.21 per share (fully diluted), respectively, as compared to $895,000 or $.11 per share and $1,334,000 or $.17 per share (fully diluted) in the year earlier periods.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 1997, cash was provided principally by the Company's net profit of $1,657,000, depreciation and amortization of $839,000; and an increase in accounts payable and accrued liabilities of $3,494,000. These sources and existing cash were used to finance capital expenditures of $1,944,000 and the increase in inventories of $4,889,000 to support the introduction of new products, and to help provide quicker response to customer delivery requirements. While the Company does not currently anticipate any material adverse impact on inventory resulting from the introduction of new products, management is continuing to monitor this transition and any future inventory valuation issues.

Funds anticipated to be generated from operations, together with available cash, marketable securities, and borrowings available under the Company's Revolving Credit Agreement, are considered to be adequate to finance the Company's operational and capital needs for the foreseeable future.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1996 Annual Meeting of Stockholders held on December 4, 1996, by the votes indicated, stockholders

(1) Re-elected Timothy R. Graham, James R. Grover and Dorothy Roach to serve as class II directors until the 1999 Annual Meeting of Stockholders and until their respective successors are elected and qualified.

                                          For           Votes Withheld
                                          ---           --------------
            Timothy R. Graham          6,109,091            277,514
            James R. Grover            6,108,107            278,498
            Dorothy Roach              6,108,259            278,346

(2) Approved the adoption of amendments to the Company's Certificate of Incorporation to remove the Company's Class B Stock and Class C Stock from shares which the Company is authorized to issue, renumber and reletter subsections and revise cross references as a result of such removal, and correct minor typographical errors, and adoption of a Restated Certificate of Incorporation which would integrate and combine the full text of the Company's Certificate of Incorporation, as amended, into one combined document.


              For                 Against              Abstain
              ---                 -------              -------
           6,253,714              24,652               108,239

(3) Ratified the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ended June 27, 1997.

              For                 Against              Abstain
              ---                 -------              -------
           6,346,311              24,416                15,878


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

           3. Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 10, 1996

           11.        Statement Re: Computation of Per Share Earnings

           27.        EDGAR financial data schedule

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the quarter ended December 27, 1996.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TII INDUSTRIES, INC.


Date: February 3, 1997                      /s/ Paul G. Sebetic
                                            -------------------
                                            Paul G. Sebetic
                                            Vice President-Finance & Chief
                                            Financial Officer