Form 10-Q
period 1997-03-28
TII INDUSTRIES INC
filed 1997-05-07
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 28, 1997

Commission file number 1-8048



                              TII INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



State of incorporation: Delaware      IRS Employer Identification No: 66-0328885




                   1385 Akron Street, Copiague, New York 11726
              ----------------------------------------------------
              (Address and zip code of principal executive office)


                                 (516) 789-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of April 30, 1997 was 7,430,836.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     TII INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                           March 28,    June 28,
                                                           --------    --------
                                                              1997        1996
                                  ASSETS                  (unaudited)
Current Assets
 Cash and cash equivalents                                 $  1,206    $  2,883
 Marketable securities available for sale                     3,787       5,999
 Receivables                                                  7,044       7,084
 Inventories                                                 16,008      14,032
 Prepaid expenses                                               649         388
                                                           --------    --------
     Total current assets                                    28,694      30,386
                                                           --------    --------
Fixed Assets
 Property, plant and equipment                               36,378      33,018
 Less: Accumulated depreciation and amortization            (23,320)    (22,029)
                                                           --------    --------
     Net fixed assets                                        13,058      10,989
                                                           --------    --------

Other Assets                                                  1,541       1,448
                                                           --------    --------

          TOTAL ASSETS                                     $ 43,293    $ 42,823
                                                           ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Current portion of long-term debt and obligations
   under capital leases                                    $    536    $    363
 Accounts payable                                             5,728       5,185
 Accrued liabilities                                          1,341       1,037
                                                           --------    --------
     Total  current liabilities                               7,605       6,585
                                                           --------    --------

Long-Term Debt                                                  843         853
Long-Term Obligations Under Capital Leases                    1,612       1,523
                                                           --------    --------
Shareholders' Equity
 Preferred Stock, par value $1.00 per share;
  1,000,000 authorized and  issuable in series;
  none issued                                                  --
 Common Stock, par value $.01 per share;
  30,000,000 shares authorized; 7,448,473 and
  7,446,975 shares issued at March 28, 1997
  and June 28, 1996, respectively                                75          75
 Warrants outstanding                                           159         120
 Capital in excess of par value                              29,052      29,046
 Retained earnings                                            4,187       4,855
 Valuation adjustment to record marketable
  securities available for sale at fair value                    41          47
                                                           --------    --------
                                                             33,514      34,143

 Less - Treasury stock, at cost; 17,637 common shares          (281)       (281)
                                                           --------    --------
     Total shareholders' equity                              33,233      33,862

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 43,293    $ 42,823
                                                           ========    ========


                 See notes to consolidated financial statements

                     TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                 (Dollars in Thousands, except per share data)

                                                Three Months Ended       Nine Months Ended
                                                      March                   March
                                               28, 1997    29, 1996    28, 1997    29, 1996
                                               --------    --------    --------    --------
Net sales                                      $ 12,535    $ 12,136    $ 37,532    $ 32,977
Cost of sales                                    12,178       7,946      30,638      23,110
                                               --------    --------    --------    --------

     Gross profit                                   357       4,190       6,894       9,867
                                               --------    --------    --------    --------

Operating expenses
  Selling, general and administrative             1,906       1,568       5,261       4,455
  Research and development                          842         770       2,362       2,157
                                               --------    --------    --------    --------
     Total operating expenses                     2,748       2,338       7,623       6,612

     Operating (loss) income                     (2,391)      1,852        (729)      3,255

Interest expense                                    (60)       (112)       (229)       (293)
Interest income                                      54          53         324         152
Other income (expense)                               41         (12)         41           1
                                               --------    --------    --------    --------

     (Loss) income before provision for
        income taxes                             (2,356)      1,781        (593)      3,115

Provision for income taxes                          (31)       --            75        --
                                               --------    --------    --------    --------

     Net (loss) income                         $ (2,325)   $  1,781    $   (668)   $  3,115
                                               ========    ========    ========    ========


Net (loss) income per share - primary          $   (.31)   $    .23    $   (.09)   $    .40
                                               ========    ========    ========    ========

Weighted average number of common and
  common equivalent shares outstanding            7,431       7,893       7,430       7,861
                                               ========    ========    ========    ========

Net (loss) income per share - fully diluted    $   (.31)   $    .22    $   (.09)   $    .39
                                               ========    ========    ========    ========

Weighted average number of common
  and common equivalent shares outstanding        7,431       8,193       7,430       8,197
                                               ========    ========    ========    ========

                 See notes to consolidated financial statements

                     TII INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED MARCH 28, 1997 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                    Valuation
                                                                                    Adjustment
                                                                                    to record
                                                                                    Marketable
                                                           Capital                  Securities
                                                           in excess                available for
                                  Common     Warrants      of par       Retained    sale at          Treasury
                                  Stock      Outstanding   value        Earnings    fair value       Stock
                                 -------      -------      -------      -------       -------       -------
BALANCE, June 28, 1996           $    75      $   120      $29,046      $ 4,855       $    47       $  (281)

Exercise of stock options           --           --              6         --            --            --

Warrants issued for financial
 advisory services                  --             39         --           --            --            --

Unrealized loss on marketable
 securities available for sale      --           --           --           --              (6)         --

Net loss for the nine months
 ended March 28, 1997               --           --           --           (668)         --            --
                                 -------      -------      -------      -------       -------       -------
BALANCE, March 28, 1997          $    75      $   159      $29,052      $ 4,187       $    41       $  (281)
                                 =======      =======      =======      =======       =======       =======


                 See notes to consolidated financial statements

                     TII INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTHS ENDED MARCH 28, 1997 AND MARCH 29, 1996 (unaudited)
                             (Dollars in Thousands)

                                                                       1997        1996
                                                                     --------    --------
Cash Flows from Operating Activities:
  Net (loss) income                                                  $   (668)   $  3,115
  Adjustments to reconcile net (loss) income to net
     cash used in operating activities:
     Depreciation and amortization                                      1,292       1,265
     Provision for inventory reserve, net                               2,798        --
     Amortization of other assets, net                                     45         251
     Changes in assets and liabilities
        Decrease (increase) in receivables                                 40      (1,471)
        Increase in inventories                                        (4,774)     (1,749)
        (Increase) decrease in prepaid expenses and other assets         (399)         67
        Increase (decrease) in accounts payable and accrued
          liabilities                                                     885      (2,396)
                                                                     --------    --------
            Net cash used in operating activities                        (781)       (918)
                                                                     --------    --------

Cash Flows from Investing Activities:
  Capital expenditures                                                 (2,827)     (1,379)
  Purchases of marketable securities                                   (8,552)     (3,419)
  Sales and maturities of marketable securities                        10,759         228
                                                                     --------    --------
            Net cash used in investing activities                        (620)     (4,570)
                                                                     --------    --------

Cash Flows from Financing Activities:
  Proceeds from exercise of options and warrants                            6       7,670
  Payment of long-term debt and obligations under capital leases         (282)     (1,886)
  Proceeds from issuance of long-term debt                               --         1,840
  Redemption of Preferred Stock                                          --        (2,763)
                                                                     --------    --------
            Net cash (used in) provided by financing activities          (276)      4,861
                                                                     --------    --------

            Net decrease in cash and cash equivalents                  (1,677)       (627)

Cash and Cash Equivalents, at beginning of period                       2,883       1,152
                                                                     --------    --------

Cash and Cash Equivalents, at end of period                          $  1,206    $    525
                                                                     ========    ========


Supplemental Disclosure of Non-cash Transactions:
  Capital leases entered into                                        $    533    $     32
                                                                     ========    ========

  Cash paid during the period for:
     Income taxes                                                    $     42    $   --
                                                                     ========    ========
     Interest                                                        $    181    $    112
                                                                     ========    ========

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of financial position at March 28, 1997 and results of operations for the three and nine months ended March 28, 1997 and March 29, 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 28, 1996. The results of operations for the three and nine months ended March 28, 1997 are not necessarily indicative of the results that may be expected for the full year ending June 27, 1997.


NOTE 2 - NET PROFIT PER COMMON SHARE

Net profit per common and common equivalent share is calculated using the weighted average number of common shares outstanding and the net additional number of shares that would be issuable upon the exercise of dilutive stock options and warrants assuming that the Company used the proceeds received to purchase additional shares (up to 20% of shares outstanding) at market value, retire debt and invest any remaining proceeds in U.S. government securities. The effect on net profit of these assumed transactions is considered in the computation. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 modifies the methodology of calculating earnings per share and is effective for periods after December 15, 1997. The Company's management does not expect SFAS 128 to have a material effect on the Company's earnings per share.


NOTE 3 - INVENTORIES

Inventories, net of reserves, consisted of the following components:


                                              March 28,1996     June 28, 1996
                                              -------------     -------------
Raw materials                                  $ 5,290,000       $ 4,939,000
Work in process                                  5,551,000         4,879,000
Finished goods                                   5,167,000         4,214,000
                                               -----------       -----------

                                               $16,008,000       $14,032,000



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion and analysis should be read in conjunction with the foregoing consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

Sales increased $1.3 million (11%) and $5.4 million (17%) in the third quarter and first three quarters of fiscal 1997, respectively, over the comparable periods of 1996 after eliminating $875,000 of revenue received in the third quarter of fiscal 1996 from AT&T Corporation relating to a contract that expired in the third quarter of fiscal 1996. The Company experienced growth in each of its station protector, network interface device and fiber optic product lines.

During  the  third  quarter  of  fiscal  year  1997,  the  Company  initiated  a restructuring of its operations in order to reduce costs and enhance profitability. This restructuring will include the reduction of personnel, moving certain production processes to lower cost areas, outsourcing certain manufacturing steps, realigning the sales and marketing forces and ceasing the sale of lower margin products. This plan resulted in one time charges of $3.0 million, which consists of an inventory reserve, severance related costs, reserves for the impaired value of property plant and equipment, and costs to close or move production processes. Of the $3.0 million restructuring charge, $2.9 million was charged to cost of sales. Cost of sales as a percentage of sales increased to 97.2% (74.0% before the non-recurring charges) and 81.6% (73.9% before the non-recurring charges) in the third quarter and the first nine months of fiscal 1997 from 65.5% (70.6% after excluding AT&T contract revenue) and 70.1% (72.0% after excluding AT&T contract revenue) in the third quarter and the first nine months of 1996, respectively.

Selling, general and administrative expenses for the third quarter and the first three quarters of fiscal 1997, increased $338,000 or 22% and $806,000 or 18% from the prior year periods, respectively. The restructuring described above resulted in a one time charge to selling, general and administrative expenses of $50,000, which consisted of severance related costs, and administrative expenditures relating to the execution of the restructuring. The additional increase resulted primarily from costs associated with the Company's efforts to penetrate new markets.

Research and development expenses increased 9% and 10% in the third quarter and first nine months of fiscal 1997, respectively. $50,000 of the increase resulted from a one time charge relating to the cost reduction program mentioned above. The remaining increase was due to the Company's continuing development of new products for the telecommunications industry.

Interest expense declined by $52,000 and $64,000 in the third quarter and the first three quarters of fiscal 1997, respectively, from the respective comparable periods in fiscal 1996. Last year's amounts included the amortization of debt origination costs that were fully amortized as of September 1996.

Interest income increased by $1,000 over the prior year's third quarter and by $172,000 over last year's first three quarters due to the investment of additional funds, which arose primarily from the exercise of options and warrants, as well as from funds generated from the Company's operations.

The Company accrued a credit for the quarter and a provision for the first nine months of fiscal 1997 for certain state and local income taxes. Fiscal year 1996 did not contain such a provision, as the Company's net operating loss carry forwards were then available to apply against such taxes.

As a result of the above, net loss for the third quarter and the first nine months of fiscal year 1997 equaled $2,325,000 or $.31 per share and $668,000 or $.09 per share (fully diluted), respectively, as compared to net income of $1,781,000 or $.22 per share and $3,115,000 or $.39 per share (fully diluted) in the year earlier periods. The results for both fiscal 1997 reported periods include one time charges aggregating to $3,000,000 or $.38 per share.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1997, $781,000 of cash was used in operations, primarily to fund the net loss of $668,000. The balance of cash used funded, principally, increases in inventories (approximately $4,774,000 or $1,976,000 net of $2,798,000 of reserve established) and prepaid expenses and other assets ($399,000) offset, in part, by cash provided by depreciation and amortization ($1,292,000) and an increase in accounts payable and accrued liabilities ($885,000).

Cash of $620,000 was used in investing activities for capital expenditures ($2,827,000) offset, in part, by $2,207,000 of matured investments in excess of amounts reinvested. Financing activities used $276,000 of cash for the payment of $282,000 of long term debt and obligations under capital lease, offset slightly by proceeds from the exercise of options.

As a result of the one time restructuring charges of $3 million, the Company was not in compliance with the Debt Service Ratio covenant contained in its Revolving Credit Agreement. Presently, there is no loan amount outstanding under this line of credit. The Company has received a waiver of this non-compliance and an amendment to the covenant to eliminate the effects of such charges on compliance with such covenant in future quarters.

Funds anticipated to be generated from operations, together with available cash, marketable securities, and borrowings available under the Company's Revolving Credit Agreement, are considered to be adequate to finance the Company's operational and capital needs for the foreseeable future.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

         4. Fourth Amendment dated May 2, 1997 to the Revolving Credit Agreement among TII International, Inc., TII Industries, Inc. and Chase Manhattan Bank
         11.      Statement Re: Computation of Per Share Earnings
         27.      EDGAR financial data schedule


(b)     Reports on Form 8-K

        No Reports on Form 8-K were filed during the quarter ended March 28, 1997.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TII INDUSTRIES, INC.


Date: May 7, 1997                            /s/ Paul G. Sebetic
                                             -------------------
                                             Paul G. Sebetic
                                             Vice President-Finance and Chief
                                             Financial Officer