Form 10-K
period 1997-06-27
TII INDUSTRIES INC
filed 1997-09-25
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 1997

Commission file number 1-8048

                              TII INDUSTRIES, INC
             (Exact Name of registrant AS specified in its charter)

State of incorporation:  DELAWARE   I.R.S. Employer Identification No.66-0328885

                  1385 Akron Street, Copiague, New York 11726
                                 (516) 789-5000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock,
                                                               $.01 par value

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock of the registrant outstanding as of September 12, 1997 held by non-affiliates of the registrant was approximately $53,000,000. While such market value excludes the market value of shares which may be deemed beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

         The number of shares of the Common Stock of the registrant outstanding as of September 12, 1997 was 7,513,640.


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

         PART I

ITEM 1.  BUSINESS

GENERAL

         TII Industries, Inc. has been a leading supplier to United States telephone operating companies ("Telcos") of overvoltage surge protectors for over 25 years. Overvoltage protectors are required by the National Electric Code to be installed on the subscriber's home or office telephone lines to prevent injury to telecommunication users and damage to telecommunication equipment due to overvoltage surges caused by lightning and other hazardous electrical occurrences. Building on its sales and marketing base, the Company has added a line of network interface devices (NIDs) to establish a separation point between Telco property and subscriber property in response to Federal Communication Commission and state public service commission requirements. In addition, through a subsidiary acquired in September of 1993, the Company has begun producing, selling and marketing a line of fiber optic enclosure products. The Company markets its products to the Regional Bell Operating Companies ("RBOCs"), independent phone companies and original equipment suppliers who sell to the global telecommunication marketplace.

         The   Company's   strategy  is  to  develop  new  products   which  are
complementary to its current products, expand into new markets and capitalize on its reputation as a quality manufacturer.

         The Company is a Delaware corporation organized in 1971. Unless the context otherwise requires, the term "Company" or TII as used herein refers to TII Industries, Inc. and its subsidiaries. The Company's principal executive office is located at 1385 Akron Street, Copiague, New York 11726 (telephone number (516) 789-5000) and its principal operations office is located at Rd. 165, Kilometer 1.6, Toa Alta, Puerto Rico 00953 (telephone number (787) 870-2700).

FORWARD-LOOKING STATEMENTS

     In order to keep the Company's stockholders and investors informed of the Company's future plans, this Report contains (and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers contain) forward-looking statements concerning, among other things, the Company's future plans and objectives that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to, general economic and business conditions, including the regulatory environment applicable to the telecommunications industry; competition (see "Competition"); potential technological changes (see "Research and Development"), including the Company's ability to timely develop new products and adapt its existing products to technological changes (see "Products" and "Research and Development"); potential changes in customer spending and purchasing policies and practices, as well as the Company's ability to market its existing, recently developed and new products (see "Marketing and Customers"); the risks inherent in new product introductions, such as start-up delays, uncertainty of customer acceptance; dependence on third parties for its product components (see "Raw Materials"); the Company's ability to attract and retain technologically qualified personnel (see "Employees"); the renewal of the Company's lease for its manufacturing facilities in Puerto Rico on satisfactory terms or ability to find replacement facilities in Puerto Rico (see "Properties"); the retention of the tax benefits provided by its Puerto Rico and Dominican Republic operations (see "Certain Tax Attributes" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Income Taxes"); the Company's ability to fulfill its growth strategies (see "Research and Development"); the availability of financing on satisfactory terms to support the Company's growth (see "Management's Discussion and Analysis of Financial Condition and Results of
Operations-Liquidity and Capital Resources"); and other factors discussed elsewhere in this report and in other Company reports hereafter filed with the Securities and Exchange Commission.

PRODUCTS

         TII is the premier manufacturer of overvoltage protection devices based on gas tube technology. This core gas tube technology represents the foundation upon which certain new products and technological enhancements of the Company's traditional products are based. The Company's research and development efforts are focused on the development of additional products for its overvoltage surge protection, NIDs and fiber optic product lines.

         OVERVOLTAGE SURGE PROTECTORS. The Company designs, manufactures and markets overvoltage protectors primarily for use by the Telcos on the subscriber's home or office telephone lines. These overvoltage protectors differ in power capacity, application, configuration and price to meet the Telco's varying needs.

         The heart of the TII overvoltage protector is a proprietary two or three electrode gas tube. Overvoltage protection is provided when the voltage on a telephone line elevates to a level preset in the gas tube, at which time the gases in the tube instantly ionize, momentarily disconnecting the phone or other equipment from the circuit while safely conducting the hazardous surge into the ground. When the voltage on the Telco's line drops to a safe level, the gases in the tube return to their normal state, returning the phone and other connected equipment to service. The Company's gas tubes have been designed to withstand multiple high energy overvoltage surges while continuing to operate over a long service life with minimal failure rates.

         One of the Company's most advanced overvoltage protectors, embodied in its Totel Failsafe(R) series, combines the Company's three electrode gas tube with a thermally operated, failsafe mechanism, encapsulated in an environmentally sealed module. The three electrode gas tube is designed to protect the equipment from hazardous overvoltage surges and the failsafe mechanism is designed to insure that, under sustained overvoltage conditions, the protector will become permanently grounded. The sealed module is designed to prevent damage to the protector from moisture and industrial pollution. Another advanced overvoltage protector, jointly manufactured with Raychem Corporation (Raychem), is the sealed modular station protector (MSP). This product is designed to withstand multiple high energy surges and be virtually impervious to moisture and pollution by combining TII's Totel Failsafe protection element with Raychem's proprietary gel technology which seals all wire termination points.

         In October 1996, TII was granted a US patent for its new coaxial transmission line surge arrestor. The patent provides broad coverage for overvoltage protection on coaxial cable, which is becoming an alternate method of providing high-bandwidth signals to residential and business users. TII's gas tube coaxial surge protector is an in-line protector which is virtually transparent to the network in which it is installed.

         TII also designs, manufactures and markets special purpose models of powerline protectors, utilizing the Company's gas tubes and solid state protection technology, principally for use by the Company's Telco customers. TII's powerline protectors protect the connected Telco equipment against damage or destruction caused when overvoltage surges enter equipment through the powerline.

         Overvoltage protectors sold separately accounted for approximately 65%, 65% and 68% of the Company's net sales during the Company's fiscal years 1997, 1996 and 1995, respectively.

         NETWORK INTERFACE DEVICES. The Company designs, molds, assembles and markets various NIDs which typically contain wire terminals to connect a subscriber's telephone, one or more overvoltage protectors and a demarcation point to clearly separate the Telco's wires from the subscriber's wires. NIDs were developed to establish a separation point between Telco property and subscriber property in response to Federal Communication Commission and state public service commission requirements. Certain Telcos have also begun installing various station electronic products in NIDs, through which the Telcos are able to remotely test the integrity of their lines.

         To meet increasing customer demand for advanced voice, video and data services, Telcos are expanding and upgrading their network infrastructure. In response, TII has recently developed a line of patented broadband network interface devices ("BNIDs). TII's BNIDs are designed to be installed by Telcos at homes and businesses to provide multiple access lines, advanced overvoltage protection and remote electronics. Designed with future technologies in mind, the Company's BNIDs can also accommodate TII's patented Coaxial overvoltage protector, as well as high performance fiber optic connectors, produced by the Company's subsidiary TII-Ditel. This will allow for future upgrades by Telcos to broadband services over twisted pair, coaxial or fiber optic lines.

         NID sales represented approximately 23%, 21% and 20% of the Company's net sales during fiscal 1997, 1996 and 1995, respectively.

         STATION ELECTRONICS AND OTHER PRODUCTS. The Company designs, manufactures and markets special purpose station electronic products that are included in NIDs or sold separately. Most subscriber electronic devices are designed to be installed with an overvoltage protector, typically in a NID. The Company's station electronics products include maintenance termination units designed to interface with the Telco's central office test equipment, offering the Telco remote testing capabilities. With this product installed at the subscriber's home or business, a Telco can determine whether a defect or fault is in Telco or subscriber-owned equipment before dispatching a maintenance vehicle. Another product automatically identifies the calling party on a party line (located primarily in rural areas of the United States and Canada) without operator assistance. The Company also designs, manufactures and markets other products, including plastic housings, wire terminals, enclosures, cabinets and various hardware products principally for use by the Telco industry. Station electronics and other products sold separately, accounted for approximately 6%, 11% and 9% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively.

         FIBER OPTIC PRODUCTS. The Company's fiber optic product lines, sold and marketed under the name TII-Ditel, include closures, splice trays, high performance cable assemblies, and the LIGHTRAX cable management system. Using its own manufactured products, as well as purchased components, the Company's fiber subsidiary provides a totally protected environment for Telcos inside cable systems from points along the long distance network to both the central office and customer premise locations.

         The fiber subsidiary develops niche markets by concentrating on a technical method of generating sales. Technical personnel work closely with the engineering staffs of its customers to provide applications help and formulate unique solutions to fiber issues.

         Primary customers for the fiber division include the RBOCs, original equipment suppliers and interexchange carriers. Sales of fiber optic products represented approximately 6%, 3% and 3% of the Company's net sales during fiscal 1997, 1996 and 1995, respectively.

MARKETING AND CUSTOMERS

         The Company sells to Telcos both directly and through distributors. TII also sells to long distance carriers, cable television providers and telecommunication equipment manufacturers, including other NID suppliers, which incorporate the Company's protectors into their products for resale to Telcos.

         Purchases of the Company's products are generally based on individual customer purchase orders for delivery within thirty days under general supply contracts. The Company, therefore, has no material firm backlog of orders.

EXPORT SALES

         The Company's export sales equaled approximately $1.3 million in fiscal 1997 (3% of net sales), $1.6 million in fiscal 1996 (4% of net sales), and $1.0 million in fiscal 1995 (2% of net sales). Export sales have been made primarily to countries in the Caribbean, South and Central America, Canada and Western Europe. The Company requires foreign sales to be paid for in U.S. currency. Foreign sales are affected by such factors as exchange rates, changes in protective tariffs and foreign government import controls.

MANUFACTURING

         The Company produces its overvoltage protectors, NIDs and station electronics at its facilities in Puerto Rico and the Dominican Republic. The Company manufactures its fiber optic products at its facility in North Carolina.

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

         The Company's fiber optic products are assembled principally from outside purchased components and, to a lesser extent, plastic parts molded at its facility in North Carolina.

         TII uses a statistical process control method within its manufacturing and engineering operations to establish quality standards, qualify vendors, inspect incoming components, maintain in-process inspection and lot control and perform final testing of finished goods.

RAW MATERIALS

         The Company uses stamped, drawn and formed parts made out of a variety of commonly available metals, ceramics and plastics as the primary components of its gas tubes, overvoltage protectors, NIDs, other molded plastic housings and fiber optic products. In manufacturing certain protectors and station electronic products, the Company purchases commonly available solid state components, printed circuit boards and standard electrical components such as resistors, diodes and capacitors. In manufacturing its modular station protector, the Company utilizes Gelguard(R) (a registered trademark of Raychem Corporation) which is supplied exclusively by Raychem. The Company has no contracts with suppliers of the components utilized in the manufacture of its products which extend for more than one year. The Company believes that all raw materials it uses will continue to be available in sufficient supply from a number of sources at competitive prices.

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

RESEARCH AND DEVELOPMENT

         As the Telcos upgrade and expand their networks to provide advanced telecommunication services, new product opportunities continue to arise for the Company. Currently, the Company's research and development (R&D) and related marketing efforts are focused on several major projects including:

         * Developing broadband network interface devices (BNID) to address anticipated future requirements of the Telcos.

         * Developing coaxial overvoltage protectors for the cable TV and broadband communication markets.

         * Expanding the Company's fiber optic product line of enclosures and fiber optic cable management systems to meet the growing needs of existing and potential customers.

         * Designing custom overvoltage protectors for original equipment manufacturers for installation throughout Telco and other communication networks.

         *        Designing  gas  tube,  solid  state  and  hybrid   overvoltage
                  protectors for the worldwide telecommunication markets.

         The Company's research and development ("R&D") department currently consists of 24 persons skilled and experienced in various technical disciplines, including physics, electrical and mechanical engineering, with specialization in such fields as electronics, metallurgy, plastics and fiber optics. The Company maintains computer aided design equipment and laboratory facilities, which contain sophisticated equipment, in order to develop and test its existing and new products.

         The Company's R&D expense was  $3,085,000,  $2,820,000,  and $2,619,000 during fiscal 1997,  1996 and 1995,  respectively.

COMPETITION

         The Company faces significant competition, including competition from NID manufacturers which have introduced their own line of overvoltage protectors. The Company expects competition to continue in overvoltage protectors and NIDs as well as the Company's other products.

         Principal competitive factors include price, technology, delivery, quality and reliability. Most of the Company's competitors have substantially greater assets and financial resources, as well as larger sales forces, manufacturing facilities and R&D staffs, than the Company.

         The Company's gas tube overvoltage protectors not only compete with other companies' gas tube overvoltage protectors, but also with solid state overvoltage protection devices. While solid state protectors are faster reacting to surges, gas tube overvoltage protectors have generally remained the subscriber overvoltage protection technology of choice by virtually all Telcos because of the gas tube's ability to repeatedly withstand significantly higher energy surges while adding virtually no capacitance to the communication line. Solid state overvoltage protectors are used principally in Telco's central office switching centers where speed is perceived to be more critical than energy handling capabilities. While the Company believes that, for the foreseeable future, both gas tube and solid state devices will continue to be used as overvoltage protectors within the telecommunication market, solid state protectors may gain market share from gas tube protectors, especially where high speed response is critical. Solid state and gas tube devices are produced from different raw materials, manufacturing processes and equipment. The Company has begun developing and marketing overvoltage protectors incorporating purchased solid state devices on a limited basis.

         The fiber optic market is characterized by innovation, rapidly changing technology and new product development. The Company's success in this area depends upon its ability to identify customer needs, develop new products and keep pace with continuing changes in technology and customer preferences.

         The Company believes that its present sales, marketing and R&D departments, its high quality low-cost production facilities, and its present protection technology, enable it to meet the competition.

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

CERTAIN TAX ATTRIBUTES

         The Company is incorporated in Delaware with its principal operations office located in the Commonwealth of Puerto Rico. Its income would normally be subject to income tax by both the United States and Puerto Rico. However, as explained more fully below, the Company does not pay United States federal or Puerto Rico income tax on most of its income.

         The Company has elected the application of Section 936 of the US Internal Revenue Code (Code), and presently intends to continue to operate in a fashion that will enable it to qualify for the Section 936 election. Under that section, as long as the Company (on a non-consolidated basis) has cumulatively derived, in its current and two preceding tax years, at least 80% of its gross income from sources within Puerto Rico and at least 75% of its gross income from the active conduct of a trade or business within Puerto Rico, as defined in the Code, the Company is entitled to a federal tax credit in an amount equal to the lesser of the United States federal tax attributable to its taxable income arising from the active conduct of its business within Puerto Rico or the economic activity based credit limitation. To the extent the Company has taxable income arising from United States sources (e.g., income from investment or operating activity in the U.S.), the Company would not be entitled to offset the related tax on such income with the Section 936 tax credit.

         The economic activity limitation on the amount of allowable credits under Section 936 is based upon qualified wages paid for services performed in Puerto Rico, fringe benefits, depreciation deductions and taxes in Puerto Rico. Based on fiscal 1997 levels of qualified wages, fringe benefits, depreciation and taxes in Puerto Rico, the Company's economic activity based credit limitation is approximately $3,550,000 per annum. The amount of the economic activity based Section 936 credit limitation available for fiscal 1997 will be sufficient to offset the United States federal income tax on Puerto Rico source income for the Company's 1997 fiscal year.

         Legislation included in the Minimum Wage/Small Business Job Protection Act of 1996 repealed the Section 936 credit for taxable years beginning after December 31, 1995, the Company's 1997 fiscal year. However, since the Company's
Section 936 election was in effect for its fiscal 1996 tax year, it is eligible to continue to claim a Section 936 credit until the year ended June 2006 under a special grandfather rule. If, however, the Company adds a substantial new line of business, the Company would cease to be eligible to claim the Section 936 credit beginning with the taxable year in which such new line of business is added. Because the Company uses the economic activity limitation, possession income eligible for the Section 936 credit in any tax year beginning after December 31, 2001 and before January 1, 2006 is subject to a cap equal to the Company's average inflation-adjusted possession income for the three of the five most recent years ending before October 14, 1995 determined by excluding the years in which the Company's adjusted possession income was the highest and the lowest. In lieu of using a five-year period to determine the base period years, the Company may elect to use its last tax year ending in 1992 or a deemed taxable year which includes the first ten months of the calendar year 1995. The Company's Section 936 credit for each year during the grandfather period would continue to be subject to the economic activity limitation (as discussed above). Based on the Company's current level of possession income and business plans, the Company believes that it will be eligible to claim a Section 936 credit under the grandfather rule discussed above.

         As long as the Company's election under Section 936 is in effect, the Company does not file a consolidated tax return with any of its subsidiaries for United States income tax purposes, and the filing of consolidated returns is not permitted under Puerto Rico income tax laws. Consequently, should the Company itself sustain losses, those losses could not be used to offset the federal taxable income of its subsidiaries; and, conversely, should the Company's subsidiaries sustain losses, those losses could not be used to offset the federal taxable income of the Company.

         The Company also has been granted exemptions under Puerto Rico's Industrial Incentive Act of 1963 until June 2009 for income tax and property tax purposes. In each case, the level of exemption is 90%. The Company also has substantial net operating loss carryforwards available through fiscal 1998 to offset any remaining Puerto Rico taxable income. There are no limitations on the Company's ability to utilize such net operating loss carryforwards to reduce its Puerto Rico income tax. Furthermore, the Company's subsidiary operating in the Dominican Republic is exempt from taxation in that country.

EMPLOYEES

         On September 12, 1997, the Company had approximately 985 employees, of whom 881 were engaged in manufacturing and 44 in engineering and new product development, with the balance being employed in executive, sales and administrative activities. Of these employees, approximately 300 are employed at the Company's Puerto Rico facilities and approximately 615 are employed at its Dominican Republic facilities. The Company has not experienced any work stoppage as a result of labor difficulties and believes it has satisfactory employee relations.

RECENT DEVELOPMENTS

         COST REDUCTION PLAN. During the third quarter of fiscal year 1997, the Company put into effect certain measures in accordance with a plan to reduce costs and enhance profitability. This plan included the reduction of personnel, movement of certain production processes to the Company's lower cost facility in the Dominican Republic, outsourcing certain manufacturing steps, re-aligning its sales and marketing forces and ceasing the sale of lower margin products. This action resulted in non-recurring charges of $3.0 million, which consisted of an increase to the allowance for inventory, severance related costs and costs to close or move certain production processes.

         ANT AGREEMENT. In August 1995, TII entered into a long-term strategic agreement with Access Network Technologies (ANT) to develop and manufacture advanced protectors for sale into the global telecommunication market. ANT was a joint venture between Lucent Technologies, Inc. and Raychem Corporation. The first products introduced by the joint venture, MSPS, combined TII's overvoltage protection with a proprietary gel sealing technology (from Raychem) that makes these products impenetrable by weather. During the third quarter of fiscal 1997 ANT dissolved. The Company and Raychem have agreed to continue to manufacture and market the products, without Lucent Technologies.

ITEM 2.  PROPERTIES

         The Company manufactures its non-fiber optic products in its facilities in Puerto Rico and the Dominican Republic. The Company's facility in Puerto Rico is in Toa Alta, approximately 20 miles southwest of San Juan, in a single story building which, together with several smaller buildings, contain an aggregate of approximately 43,000 square feet of space. These facilities also contain certain of the Company's warehousing facilities and certain of its administrative, research and development, quality assurance, sales and executive offices. These buildings are leased under an agreement with the Puerto Rico Industrial
Development Company ("PRIDCO") which expired. The Company and PRIDCO have continued operating under the terms of the lease while they have been negotiating an extension of the lease. The Company believes it will be able to extend on terms substantially similar to those contained in the existing leases.

         The Company also leases a building consisting of approximately 73,000 square feet, in San Pedro De Macoris, Dominican Republic under a lease which expires on November 1, 1998. This facility houses certain of the Company's manufacturing activities.

         The Company leases a single story, 10,000 square foot facility in Hickory, North Carolina under a lease expiring December 1998, which houses its fiber optic manufacturing facilities as well as certain research and development and administrative offices.

         In addition, the Company occupies a single story building and a portion of another building, consisting of an aggregate of approximately 14,000 square feet in Copiague, New York under a lease which expires in July 1998. These facilities house the Company's principal research and development activities and certain of its marketing, administrative and executive offices, as well as a warehouse for customer products.

         The Company believes that its facilities and equipment are well maintained and adequate to meet its current requirements.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.


                                     Part II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the Nasdaq Stock Market - National Market System under the symbol "TIII". The following table sets forth, for each quarter during fiscal 1997 and fiscal 1996, the high and low sales prices of the Company's Common Stock.

Fiscal 1997                                           High     Low
                                                      ----     ---

         First Quarter Ended September 27, 1996      7 1/8    4 1/2
         Second Quarter Ended December 27, 1996      7 1/8    5 1/4
         Third Quarter Ended March 28, 1997          7        4 1/8
         Fourth Quarter Ended June 27, 1997          5 7/8    4 5/16

Fiscal 1996                                           High     Low
                                                      ----     ---

         First Quarter Ended September 29, 1995      10 1/8   6 5/8
         Second Quarter Ended December 29, 1995       8 7/8   6 3/4
         Third Quarter Ended March 29, 1996           9 1/8   6 3/8
         Fourth Quarter Ended June 28, 1996           7 3/4   5 7/8

         As of September 12, 1997, the Company had approximately 620 holders of record of its Common Stock, exclusive of stockholders whose shares were held by brokerage firms, depositories or other institutional firms in street name for their customers.

         To date, the Company has paid no cash dividends. For the foreseeable future, the Company intends to retain all earnings generated from operations for use in the Company's business. Additionally, the Company's borrowing arrangements prohibit the payment of dividends until such indebtedness has been repaid in full.

ITEM  6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data has been derived from the Company's consolidated financial statements for the five years ended June 27, 1997. The following Selected Financial Data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the related notes thereto.


                                June 27,  June 28,  June 30,  June 24,  June 25,
                                1997(1)     1996     1995      1994      1993
                                --------  --------  --------  --------  --------
                                  (amounts in thousands except per share data)

STATEMENTS OF OPERATIONS DATA
-----------------------------

Net sales                       $ 50,675  $ 44,513  $ 43,830  $ 40,147  $ 33,474
                                ========  ========  ========  ========  ========
Operating (loss) income         ($   892) $  3,856  $  3,602  $  3,066  $  1,987
                                ========  ========  ========  ========  ========
Net (loss) income               ($   856) $  3,737  $  2,942  $  2,389  $  1,212
                                ========  ========  ========  ========  ========
Net (loss) income per
 share-Primary                  ($  0.12) $   0.48  $   0.52  $   0.45  $   0.28
                                ========  ========  ========  ========  ========
Net (loss) income  per
   share-Fully  Diluted         ($  0.12) $   0.47  $   0.51  $   0.41  $   0.28
                                ========  ========  ========  ========  ========

BALANCE SHEET DATA
------------------

Working capital                 $ 19,654  $ 23,801  $ 15,947  $  6,734  $ 10,212
                                ========  ========  ========  ========  ========
Total assets                    $ 42,823  $ 42,823  $ 34,414  $ 29,378  $ 28,066
                                ========  ========  ========  ========  ========
Long-term debt and capital
leases, including current
portion                         $ 2,841    $ 2,739   $ 2,767   $ 7,552   $10,263
                                ========   =======   =======   =======   =======
Stockholders' investment        $33,011    $33,862   $25,183   $15,137   $12,439
                                ========   =======   =======   =======   =======

--------------
(1) Includes non-recurring charges of $3.0 million, which consisted of an increase to the allowance for inventory, severance related costs and costs to close or move certain production processes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with Selected Financial Data and the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

Key financial information follows:

                  June 27, 1997     June 28, 1996    June 30, 1995
                           (amounts in thousands)

         Net sales                 $ 50,675       $ 44,513       $43,830

         Cost of sales (as a
           percentage of sales)       81.7%           71.8%         70.2%

         Selling, general and
           administrative expenses $ 7,061        $  5,881       $ 6,827

         Research and development  $ 3,085        $  2,820       $ 2,619

         Interest expense          $   287        $    416       $   718

         Net (loss) income        ($   856)       $  3,737       $  2,942


FISCAL YEARS ENDED JUNE 27, 1997, JUNE 28, 1996 AND JUNE 30, 1995

         Net sales for fiscal 1997 increased by $6.2 million or 14% to $50.7 million from $44.5 million in fiscal 1996. Sales of overvoltage surge protectors increased $4.3 million over last year's sales, principally as a result of increased sales of the Company's recently introduced Modular Station Protector. Network Interface Device sales increased $2.2 million due to increased purchases by Telco customers. Fiber related products increased from $1.5 million in 1996 to $3.1 million in fiscal 1997 due to wider acceptance of recently introduced products. These increases were partially offset by a decline of $1.9 million in sales of station electronics and other products. In fiscal 1996, AT&T Corporation (AT&T) paid the Company $0.9 million as a final payment under a contract that expired in fiscal year 1996, the absence of which contributed to the decline in other sales in fiscal 1997. Net sales for fiscal 1996 increased by $0.7 million from $43.8 million in fiscal 1995 as the Company shipped principally the same mix of product to its customers during these periods.

         During the third quarter of fiscal 1997, the Company initiated a program to improve its operational efficiency in order to reduce costs and enhance profitability. This plan included the reduction of personnel, moving certain production processes to lower cost areas, outsourcing certain manufacturing steps, re-aligning its sales and marketing forces and ceasing the sale of certain lower margin products. This program resulted in non-recurring charges of $3.0 million, which consisted of an increase to the allowance for inventory, severance related costs and costs to close or move certain production processes. Of the charges, $2.9 million was charged to cost of sales.

         Cost of sales as a percentage of sales increased in fiscal 1997 to 81.7% (76.0% before the non-recurring charges) from 71.8% in the year earlier period, as a result of the one time charges and higher raw material and manufacturing overhead costs. Additionally, the Company's gross profit margin in fiscal 1996 was positively impacted by 1.4 percentage points by the inclusion in sales of the final AT&T payment without any related cost of sales. Furthermore, during the fourth quarter of fiscal 1997, cost of sales was adversely affected by manufacturing costs associated with the accelerated production startup of several new products, including the Company's new broadband network interface device (BNIDs), and continuing transition expenditures relating to the Company's cost reduction plan. The Company expects these additional costs to continue during the first half of fiscal 1998.
Accordingly, cost of sales, as a percentage of sales, should continue to be impacted during the fiscal year. During fiscal 1996, cost of sales, as a percentage of sales, increased to 71.8% from 70.2% in fiscal 1995 due primarily to increases in raw material and other manufacturing costs.

         Selling, general and administrative expenses for fiscal 1997 increased $1.2 million or 20% to $7.0 million, or 13.9% of sales, from $5.9 million in fiscal 1996. The increase resulted primarily from legal costs in an action in which the Company was a plaintiff and from costs associated with the Company's heightened efforts to win supply contracts for its new BNID product line. During fiscal 1996, selling, general and administrative expenses decreased to $5.9 million, or 13.2% of sales, from $6.8 million, or 15.6% of sales, during fiscal year 1995 principally due to administrative staff and expenses reductions.

         Research and development expenses increased by 9% to $3.1 million in fiscal 1997 and by 8% to $2.8 million in fiscal 1996 due principally to increases in costs associated, in the case of fiscal 1997, with the development of the new BNID product line, and, to a lesser extent, increases in costs associated with the development of new overvoltage protection devices, and, in the case of fiscal 1996, several new products including the new overvoltage protection devices for the ANT joint venture.

         Interest expense in fiscal 1997 declined by $129,000 to $287,000 from $416,000 in fiscal 1996 due to reduced debt levels declined and the absence of amortization of debt origination costs that ceased in September 1996. Interest expense in fiscal 1996 declined by $302,000 to $416,000 from $718,000 in fiscal 1995 as debt levels declined significantly due to cash received from the exercise of warrants and options in the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996.

         The Company accrued a provision for fiscal 1997 for the settlement of an investigation performed by the Internal Revenue Service, resulting in a net provision of $63,000 for the year.

         The Company incurred a net loss of $856,000 during fiscal 1997, versus net income of $3.7 million during fiscal 1996 and $2.9 million during fiscal 1995. Fully diluted net loss per share equaled $.12 per share in fiscal 1997 versus fully diluted net income per share of $.47 and $.51 in fiscal years 1996 and 1995, respectively. During fiscal years 1996 and 1995 the Company received sales shortfall payments of $875,000 and $777,000 respectively, under an agreement with AT&T (See AT&T Agreement). Sales shortfall payments associated with the AT&T Agreement, which had a positive impact on the Company's net profit in fiscal years 1996 and 1995, concluded in fiscal 1996.

INCOME TAXES

         Due to its election to operate under Section 936 of the Internal Revenue Code, the availability of certain net operating loss carryforwards and exemptions from income taxes in Puerto Rico and in the Dominican Republic, the Company has not been required to pay any United States federal, Puerto Rico or Dominican Republic taxes on most of its income. The Company calculates its
Section 936 utilizing the economic activity based credit. Based on fiscal 1997 levels of qualified wages, fringe benefits and depreciation in Puerto Rico, the Company's economic activity based credit limitation is approximately $3,550,000 per annum. The amount of the economic activity based Section 936 credit limitation available for fiscal 1997 will be sufficient to offset the United States federal income tax on Puerto Rico source income for the Company's 1997 fiscal year, as computed after utilization of the Company's available net operating loss carryforwards of approximately $334,000.

         Legislation enacted in the Minimum Wage/Small Business Job Protection Act of 1996 repeals the Section 936 credit for taxable years beginning after December 31, 1995. However, since the Company had elected the Section 936 credit, it is eligible to continue to claim a Section 936 credit for an additional 10 years under a special grandfather rule subject to a maximum limitation. If, however, the Company adds a substantial new line of business after October 13, 1995, it would cease to be eligible to claim the Section 936 credit beginning with the taxable year in which such new line of business is added. This legislation is effective for the Company's 1997 fiscal year. Based on the Company's current level of possession income and business plans, the Company believes that it will be eligible to claim a Section 936 credit under the grandfather rule discussed above. See Note 7 of the Notes to Consolidated Financial Statements.

         The Company is subject to United States federal and applicable state income taxes with respect to its non-Puerto Rico operations.

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth the Company's working capital, current ratio and total debt to equity ratio as of the following dates:

                                                      As of
                                       --------------------------------------
                                       June 27,      June 28,        June 30,
                                         1997          1996           1995
                                       --------      --------        --------
                                               (dollars in thousands)

    Working capital                   $ 19,654      $ 23,801       $ 15,947
    Current ratio                         3.62          4.61           3.44
    Total liabilities to equity ratio      .30           .27            .37


         During fiscal 1997, $0.4 million of cash was used in operations, primarily to fund increases in inventories (approximately $4.4 million or $1.5 million net of $2.9 million of allowances established). While the Company had a net loss of $0.9 million, such loss included non-cash charges, including $1.9 million for depreciation and amortization.

         Cash of $1.9 million was used in investing activities for capital expenditures ($4.3 million) offset, in part, by $2.4 million in proceeds from sales and maturities of marketable securities in excess of amounts reinvested. Financing activities used $.4 million of cash for the payment of long term debt and obligations under capital leases.

         As a result of the non-recurring charge of $3.0 million and the heightened level of investment in capital equipment during fiscal 1997, the Company was not in compliance with the debt service ratio, capital expenditure, and net income covenants contained in its Revolving Credit Agreement. There is no loan amount outstanding under the agreement and the Company has received a waiver from compliance to retain the borrowing availability.

         The Company has no commitments for capital expenditures, but expects to purchase new equipment and incur leasehold improvements in the normal course of business, subject to the maximum amounts permitted under its Revolving Credit Agreement.

         Funds anticipated to be generated from operations, together with available cash, marketable securities and borrowings available under the Company's Revolving Credit Agreement, are considered to be adequate to finance the Company's operational and capital needs for the foreseeable future. However, the Company may seek additional financing for the acquisition of new product lines or additional products for its existing product lines should any such acquisition opportunity present itself. Any such financing may involve borrowings from banks or institutional lenders or the sale and issuance of debt or equity securities from private sources or in public markets. The Company's ability to obtain such financing will be affected by such factors as its results of operations, financial condition, business prospects and restrictions contained in credit facilities. There can be no assurances that the Company will be able to, or the terms on which it may be able to, obtain any such financing.

IMPACT OF INFLATION

         The Company does not believe its business is affected by inflation to a greater extent than the general economy. The Company monitors the impact of inflation and attempts to adjust prices where market conditions permit. Inflation has not had a significant effect on the Company's operations during any of the reported periods.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         See Index to Consolidated Financial Statements on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The information called for by Part III (Items 10, 11, 12 and 13 of Form 10-K) is incorporated herein by reference to such information which will be contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company's 1997 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

         (a)      Exhibits, Financial Statements and Schedule

                  1.  Financial Statements

                  See   Index   to   Consolidated   Financial   Statements on
                  page F-1.

                  2.  Financial Statement Schedules

                    The following consolidated financial statement schedule is filed herewith;

                                                                            Page
                                                                            ----

                       Report of Independent Public Accountants              S-1

                       Schedule II - Valuation and Qualifying Accounts       S-2

                    Information required by other schedules called for by Regulation S-X is either not applicable or the information required therein is included in the financial statements or notes thereto


                  3.  Exhibits

3(a)(1) Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 10, 1996. Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1996 (File No. 1-8048).

3(b)              By-laws of the Company, as amended.  Incorporated by reference
                  to  Exhibit  4.02  to  Amendment   No.  1  to  the   Company's
                  Registration Statement on Form S-3 (File No. 33- 64980).

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

4(a)(1)(B)        First  Amendment  dated as of August 3, 1995 to the  Revolving
                  Credit Agreement among International, the Company and the Bank. Incorporated by reference to Exhibit 4(a)(1)(B) to the Company's Annual Report on Form 10-K for the fiscal year ended
                  June 28, 1996 (File No. 1-8048).

4(a)(1)(C)        Second  Amendment  dated  as  of  November  10,  1995  to  the
                  Revolving Credit Agreement among International, the Company and the Bank. Incorporated by reference to Exhibit 4(a)(1)(C) to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1996 (File No. 1-8048).

4(a)(1)(D)        Third Amendment dated as of December 27, 1995 to the Revolving
                  Credit Agreement among International, the Company and the Bank. Incorporated by reference to Exhibit 4(a)(1)(D) to the Company's Annual Report on Form 10-K for the fiscal year ended
                  June 28, 1996 (File No. 1-8048).

4(a)(1)(E)        Fourth  Amendment  dated May 2, 1997 to the  Revolving  Credit
                  Agreement  among  International,  the  Company  and the  Bank.
                  Incorporated  by  reference  to  Exhibit  4 to  the  Company's
                  Quarterly  Report on Form 10-Q for the  fiscal  quarter  ended
                  March 28, 1997 (File No. 1-8048).

4(a)(1)(F)*       Fifth  Amendment  and Waiver dated as of September 23, 1997 to
                  the  Revolving  Credit  Agreement  among  International,   the
                  Company and the Bank.

4(a)(2) Joint and Several Guaranty of Payment dated January 31, 1995 executed in favor of the Bank by the Company and TII Industries NC, Inc., TII Dominicana, Inc., TII Electronics, Inc.(since dissolved), Ditel, Inc.(now TII-Ditel, Inc.), TII Corporation and Telecommunications Industries, Inc., direct or indirect subsidiaries of the Company. Incorporated by reference to Exhibit 4.1(b) to the Company's Current Report on Form 8-K dated January 31, 1995 (date of earliest event reported) (File No. 1-8048).

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

4(a)(7)           Security  Agreement  dated  January  31, 1995  between  Ditel,
                  Inc.(now TII-Ditel, Inc.), an indirect subsidiary of the Company, and the Bank. Incorporated by reference to Exhibit 4.1(g) to the Company's Current Report on Form 8-K dated January 31, 1995 (date of earliest event reported) (File No. 1-8048).

10(a)(1)+         1983 Employee  Incentive Stock Option Plan of the Company,  as
                  amended. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1996 (File No. 1-8048).

10(a)(2)+         1986  Stock   Option   Plan  of  the   Company,   as  amended.
                  Incorporated  by reference  to Exhibit  10.2 to the  Company's
                  Quarterly  Report on Form 10-Q for the  fiscal  quarter  ended
                  September 27, 1996 (File No. 1-8048).

10(a)(3)+         1994  Non-Employee  Director  Stock Option  Plan,  as amended.
                  Incorporated  by reference to Exhibit  99.01 to the  Company's
                  Registration Statement on Form S-8, No. 33-64965.

10(a)(4)+         1995 Stock Option Plan.  Incorporated  by reference to Exhibit
                  10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1996 (File No. 1-8048).

10(b)(1)*+        Amended and Restated  Employment  Agreement dated as of August
                  1, 1997  between the  Company and Timothy J Roach.

10(b)(2)*+        Amended and Restated  Employment  Agreement dated as of May 1,
                  1997 between the Company and Carl H. Meyerhoefer.

10(b)(3)(A)*+     Employment  Agreement  dated  September  23, 1993  between the
                  Company and Dare P. Johnston.

10(b)(3)(B)*+     Extention dated as of June 2, 1997 to the Employment Agreement dated  September  23,  1993  between  the  Company and Dare P.
                  Johnston.

10(c)(1)(A)+      Equipment Lease dated July 18, 1991 between PRC Leasing,  Inc.
                  ("PRC") and the Company.  Incorporated by reference to Exhibit
                  10(b)(57) to the Company's Current Report on Form 8-K for the month of July 1991 (File No. 1-8048).

10(c)(1)(B)+      Amendment  dated July 18, 1992 to  Equipment  Lease dated July
                  18,  1991  between  the  Company  and  PRC.   Incorporated  by
                  reference to Exhibit 10(b)(67) to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 1993 (File No.
                  1- 8048).

10(c)(1)(C)+      Second  Amendment  dated February 25, 1993 to Equipment  Lease dated July 18, 1991 between the Company and PRC.  Incorporated by  reference  to Exhibit  10(b)(7)  to the  Company's  Annual
                  Report on Form 10-K for the fiscal  year  ended June 25,  1993
                  (File No. 1-8048).

10(c)(1)(D)       Restated Third  Amendment dated December 14, 1993 to Equipment
                  Lease  dated  July  18,  1991  between  the  Company  and PRC.
                  Incorporated by reference to Exhibit 4(d) to Amendment No. 2 to the Schedule 13D filed by Alfred J. Roach (File No.
                  1-8048).

10(d)(1) Lease Contract dated December 15, 1989 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(c)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1990 (File No. 1-8048).

10(d)(2) Consolidated Contract of Lease Renewal and Construction dated February 1, 1994 between TII Dominicana, Inc., a subsidiary of the Company, and The Industrial Development Corporation of the Dominican Republic. Incorporated by reference to Exhibit 10(g)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (File No. 1-8048).

11*               Calculation of earnings per share.

21*               Subsidiaries of the Company.

23*               Consent of independent public accountants.

27*               Financial data schedule (filed electronically only).

--------------------------
*        Filed herewith.
+        Management contract or compensatory plan or arrangement.

(b)      Report on Form 8-K

         No Reports on Form 8-K were filed during the last quarter of the year ended June 27, 1997.




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

                                                     TII INDUSTRIES, INC.
                                                     --------------------------
                                                         (Registrant)


    September 24, 1997                            By /s/     Paul G. Sebetic
                                                     --------------------------
                                                     Paul G. Sebetic,
                                                     Vice President-Finance and
                                                     Chief Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    September 24, 1997                            /s/ Alfred J. Roach
                                                  --------------------------
                                                  Alfred J. Roach, Chairman
                                                  of the Board of Directors
                                                  and Director


    September 24, 1997                            /s/ Timothy J. Roach
                                                  --------------------------
                                                  Timothy J. Roach, President,
                                                  Chief Executive Officer and
                                                  Director


    September 24, 1997                            /s/ Paul G. Sebetic
                                                  --------------------------
                                                  Paul G. Sebetic,
                                                  Vice President-Finance and
                                                  Chief Financial Officer


    September 24, 1997                            /s/ C. Bruce Barksdale
                                                  --------------------------
                                                  C. Bruce Barksdale, Director


    September 24, 1997                            /s/ Dorothy Roach
                                                  --------------------------
                                                  Dorothy Roach, Director


    September 24, 1997                            /s/ Joseph C. Hogan
                                                  --------------------------
                                                  Joseph C. Hogan, Director


    September 24, 1997                            /s/ James R. Grover, Jr.
                                                  --------------------------
                                                  James R. Grover, Jr., Director



    September 24, 1997                            /s/ William G. Sharwell
                                                  --------------------------
                                                  William G. Sharwell, Director

                      TII INDUSTRIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                 Page Number
                                                                 -----------

Report of Independent Public Accountants                              F-2

Consolidated Balance Sheets -
  June 27, 1997 and June 28, 1996                                     F-3

Consolidated Statements of Operations for each of the
  Three Years in the Period Ended June 27, 1997                       F-4

Consolidated Statements of Stockholders'
  Investment for each of the Three Years in the
  Period Ended June 27, 1997                                          F-5

Consolidated Statements of Cash Flows for each of the
  Three Years in the Period Ended June 27, 1997                       F-6

Notes to Consolidated Financial Statements                         F-7 to F-16

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TII Industries, Inc.:

We have audited the accompanying consolidated balance sheets of TII Industries, Inc. and subsidiaries as of June 27, 1997 and June 28, 1996, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended June 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TII Industries, Inc. and subsidiaries as of June 27, 1997 and June 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1997, in conformity with generally accepted accounting principles.


Arthur Andersen LLP




San Juan, Puerto Rico
September 19, 1997.

Stamp No. 1454624 of the
Puerto Rico Society of
Certified Public Accountants
has been affixed to the
original copy of this report.

                     TII INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 27, 1997 AND JUNE 28, 1996
                             (Dollars in Thousands)

                                                                   June 27,    June 28,
                                                                      1997        1996
                                                                   --------    --------
ASSETS
Current Assets
  Cash and cash equivalents                                        $    247    $  2,883
  Marketable securities available for sale                            3,552       5,999
  Receivables                                                         7,388       7,084
  Inventories                                                        15,574      14,032
  Prepaid expenses                                                      402         388
                                                                   --------    --------
        Total current assets                                         27,163      30,386
                                                                   --------    --------
Fixed Assets
  Property, plant and equipment                                      37,812      33,018
  Less: Accumulated depreciation and amortization                   (23,768)    (22,029)
                                                                   --------    --------
        Net fixed assets                                             14,044      10,989
                                                                   --------    --------

Other Assets                                                          1,616       1,448
                                                                   --------    --------

        TOTAL ASSETS                                               $ 42,823    $ 42,823
                                                                   ========    ========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities
  Current portion of long-term debt and obligations under
   capital leases                                                  $    537    $    363
  Accounts payable                                                    5,833       5,185
  Accrued liabilities                                                 1,138       1,037
                                                                   --------    --------
        Total  current liabilities                                    7,508       6,585
                                                                   --------    --------

Long-Term Debt                                                          839         853
Long-Term Obligations Under Capital Leases                            1,465       1,523
                                                                   --------    --------
                                                                      2,304       2,376
                                                                   --------    --------

Commitments and Contingencies (Note 11)
Stockholders' Investment
  Preferred Stock, par value $1.00 per share; 1,000,000
      authorized and issuable in series (Note 10)
    Series A Cumulative  Covertible  Preferred Stock, 100,000
     shares authorized; no shares outstanding at June 27, 1997
     and June 28, 1996                                                 --          --
    Series B Cumulative Redeemable Preferred Stock, 20,000
     shares authorized; no shares outstanding at June 27, 1997
     and June 28, 1996                                                 --          --
  Common Stock, par value $.01 per share; 30,000,000 shares
    authorized; 7,448,473 and 7,446,975 shares issued at
    June 27, 1997 and June 28, 1996, respectively (Note 9)               75          75
  Warrants outstanding                                                  159         120
  Capital in excess of par value                                     29,052      29,046
  Retained earnings                                                   3,999       4,855
  Valuation adjustment to record marketable securities available
    for sale at fair value                                                7          47
                                                                   --------    --------
                                                                     33,292      34,143
  Less - Treasury stock, at cost; 17,637 common shares                 (281)       (281)
                                                                   --------    --------
        Total stockholders' investment                               33,011      33,862
                                                                   --------    --------

        TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT             $ 42,823    $ 42,823
                                                                   ========    ========

See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE YEARS IN THE PERIOD ENDED JUNE 27, 1997
                 (Dollars in Thousands, except per share data)

                                                      June        June        June
                                                    27, 1997    28, 1996    30, 1995
                                                    --------    --------    --------
Net sales                                           $ 50,675    $ 44,513    $ 43,830
                                                    --------    --------    --------
Cost of sales                                         41,421      31,956      30,782

    Gross profit                                       9,254      12,557      13,048
                                                    --------    --------    --------

Operating expenses
  Selling, general and administrative                  7,061       5,881       6,827
  Research and development                             3,085       2,820       2,619
                                                    --------    --------    --------
    Total operating expenses                          10,146       8,701       9,446
                                                    --------    --------    --------

    Operating (loss) income                             (892)      3,856       3,602
                                                    --------    --------    --------

Interest expense                                        (287)       (416)       (718)
Interest income                                          314         191        --
Other income                                              72         106          58
                                                    --------    --------    --------

    (Loss) income before provision for income tax       (793)      3,737       2,942

Provision for income taxes                                63        --          --
                                                    --------    --------    --------

    Net (loss) income                               $   (856)   $  3,737    $  2,942
                                                    ========    ========    ========


Net (loss) income per share - primary               $   (.12)   $    .48    $    .52
                                                    ========    ========    ========

Weighted average number of common and common
  equivalent shares outstanding - primary              7,430       7,853       7,989
                                                    ========    ========    ========

Net (loss) income per share - fully diluted         $   (.12)   $    .47    $    .51
                                                    ========    ========    ========

Weighted average number of common and common
  equivalent shares outstanding - fully diluted        7,430       8,179       8,402
                                                    ========    ========    ========

See notes to consolidated financial statements

                     TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
             FOR THE THREE YEARS IN THE PERIOD ENDED JUNE 27, 1997
                             (Dollars in thousands)

                                                                                                               Valuation
                                                                                                               Adjustment
                                                                                                               to record
                                                                                                               Marketable
                                                                                           Capital             Securities
                                                                      Class B             in excess  Retained  available
                                                Preferred   Common    Common     Warrants   of par  (Deficit)  for sale at  Treasury
                                                  Stock      Stock     Stock   Outstanding  value    Earnings  fair value   Stock
                                                 -------    -------   -------    -------   -------   -------    -------    -------
BALANCE, June 24, 1994                           $ 2,763    $    38   $     4    $   120   $14,317   ($1,824)   $     0    ($  281)
                                                 -------    -------   -------    -------   -------   -------    -------    -------
          Issuance of Common Stock from
                 exercise of private placement
                 Warrants and Unit Purchase
                 Options net of $571 of expenses    --           16      --         --       6,802      --         --         --
          Exercise of stock options                 --            1      --         --         275      --         --         --
          Unrealized gain on marketable
                 securities available for sale      --         --        --         --        --        --           10       --
          Net profit for the year                   --         --        --         --        --       2,942       --         --
                                                 -------    -------   -------    -------   -------   -------    -------    -------
BALANCE, June 30, 1995                             2,763         55         4        120    21,394     1,118         10       (281)

          Issuance of Common Stock from
                 exercise of private placement
                 Warrants and Unit Purchase
                 Options net of $128 of expenses    --           12      --         --       5,421      --         --         --
          Conversion of Class B Common
                 Stock                              --            4        (4)      --        --        --         --         --
          Redemption of Series A Preferred
                 Stock                            (2,763)      --        --         --        --        --         --         --
          Exercise of stock options                 --            4      --         --       2,231      --         --         --
          Unrealized gain on marketable
                 securities available for sale      --         --        --         --        --        --           37       --
          Net profit for the year                   --         --        --         --        --       3,737       --         --
                                                 -------    -------   -------    -------   -------   -------    -------    -------
BALANCE, June 28, 1996                              --           75      --          120    29,046     4,855         47       (281)

          Exercise of stock options                 --         --        --         --           6      --         --         --
          Warrants issued for financial
                 Advisory services                  --         --        --           39      --        --         --         --
          Unrealized loss on marketable
                 securities available for sale      --         --        --         --        --        --          (40)      --
          Net loss for the year                     --         --        --         --        --        (856)      --         --
                                                 -------    -------   -------    -------   -------   -------    -------    -------
BALANCE, June 27, 1997                           $     0    $    75   $     0    $   159   $29,052   $ 3,999    $     7    ($  281)


See notes to consolidated financial statements

                     TII INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS IN THE PERIOD ENDED JUNE 27, 1997
                             (Dollars in thousands)

                                                                   June 27,    June 28,    June 30,
                                                                     1997        1996        1995
                                                                   --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                                                ($   856)   $  3,737    $  2,942
                                                                   --------    --------    --------

  Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities
     Depreciation and amortization                                    1,745       1,727       1,761
     Increase in allowance for inventory                              2,896         568          30
     Amortization of other assets, net                                  180         278         241
     Changes in assets and liabilities
       Increase in receivables                                         (304)       (951)       (554)
       Increase in inventories                                       (4,438)     (2,322)     (2,901)
       (Increase) decrease in prepaid expenses and other assets        (362)       (257)       (895)
       Increase  (decrease) in accounts  payable and
        accrued liabilities                                             787        (242)       (225)
                                                                   --------    --------    --------
            Net cash (used in) provided by operating activities        (352)      3,052         669
                                                                   --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (4,267)       (549)     (3,060)
  Purchases of marketable securities available for sale             (24,488)     (6,533)       --
  Proceeds from sales and maturities of marketable securities
    available for sale                                               26,895       1,645       1,327
                                                                   --------    --------    --------
     Net cash used by investing activities                           (1,860)     (5,437)     (1,733)
                                                                   --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options and warrants                          6       7,656       7,094
  Payment of long-term debt and obligations under capital leases       (430)     (1,969)    (10,824)
  Proceeds from issuance of long-term debt                             --          --         6,039
  Redemption of Preferred Stock                                        --        (2,763)       --
                                                                   --------    --------    --------
     Net cash (used in) provided by financing activities               (424)      2,924       2,309
                                                                   --------    --------    --------

     Net (decrease) increase in cash and cash equivalents            (2,636)        539       1,245

Cash and Cash equivalents, at beginning of year                       2,883       2,344       1,099
                                                                   --------    --------    --------

Cash and Cash equivalants, at end of year                          $    247    $  2,883    $  2,344
                                                                   ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Capital leases entered into                                      $    533    $  1,938    $     52
                                                                   ========    ========    ========
  Valuation adjustment to record marketable securities
    available for sale at fair value                               ($    40)   $     37    $     10
                                                                   ========    ========    ========
  Cash paid during the period for income taxes                     $     42    $      0    $      0
                                                                   ========    ========    ========
  Cash paid during the period for interest                         $    241    $    174    $    762
                                                                   ========    ========    ========


See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: TII Industries, Inc. and subsidiaries (the "Company") are engaged in the design, manufacture and sale of overvoltage surge protectors, network interface devices, station electronics, and fiber optic enclosure products. The majority of the Company's consolidated sales for each of the three years ended June 27, 1997 resulted from sales of overvoltage protector products, which are primarily manufactured in the Company's plants in Puerto Rico and the Dominican Republic.

FISCAL YEAR: The Company reports on a 52-53 week year ending on the last Friday in June.

CONSOLIDATION: The consolidated financial statements include the accounts of TII
Industries,   Inc.  and  its   majority-owned   subsidiaries.   All  significant
intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

MARKETABLE SECURITIES: The Company categorizes its marketable security investments as available-for-sale securities, reported at fair value. Unrealized gains and losses of available-for-sale securities are reported as a separate component of stockholders' investment. At June 27, 1997 and June 28, 1996 the portfolio consisted of federal backed agency bonds and notes and other liquid investment grade investments with maturities ranging from three months to one year. The primary investment goal being near-term liquidity and safety of principal.

INVENTORIES: Inventories are stated at the lower of cost (materials, direct labor and applicable overhead expenses on the first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT: Depreciation of property and equipment is recorded on the straight-line method over the estimated useful life of the related property and equipment (generally 10 years). Leasehold improvements are amortized on a straight-line basis over the term of the respective leases, or over their estimated useful lives, whichever is shorter.

REVENUE RECOGNITION: Sales are recorded as products are shipped and title passes.

OTHER ASSETS: The Company follows the policy of deferring certain patent costs which are amortized on a straight-line basis over the lesser of the life of the product or the patent. Included within other assets is the cash surrender value of approximately $50,000 relating to key-man life insurance policy with a face amount in excess of $2,000,000.

NET (LOSS) PROFIT PER COMMON SHARE: Net (loss) profit per common and common equivalent share is calculated using the weighted average number of common shares outstanding and the net additional number of shares which would be issuable upon the exercise of dilutive stock options and warrants assuming that the Company used the proceeds received to purchase additional shares (up to 20% of shares outstanding) at market value, retire debt and invest any remaining proceeds in U.S. government securities. The effect on net (loss) profit of these assumed transactions is considered in the computation.

PENDING ACCOUNTING PRONOUNCEMENTS: The FASB issued SFAS No. 128, Earnings per Share, which will be effective with the Company's consolidated financial statements for the fiscal year ending June 28, 1998. Under this standard, the Company will replace its disclosure of primary earnings per share with basic earnings per share and fully diluted will be replaced with dilutive earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Upon adoption of the standard, prior period amounts must be restated. The impact on previously reported primary and fully diluted earnings per share will be immaterial.

STATEMENTS OF CASH FLOWS: All highly liquid instruments including those with an original maturity of three months or less are considered cash equivalents. The Company had cash equivalents of approximately $84,000 and $2,305,000 at June 27, 1997 and June 28, 1996, respectively.

RECLASSIFICATIONS: Certain reclassifications have been made in the accompanying consolidated financial statements for the years ended June 28, 1996 and June 30, 1995 to conform with the presentation used in the June 27, 1997 consolidated financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash, receivables, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these items. The carrying amount of the long term debt approximates fair value because the interest rate this instrument bears is equivalent to the current rates offered for debt of similar nature and maturity.

(2) COST REDUCTION PLAN. During the third quarter of fiscal year 1997, the Company put into effect certain measures in accordance with a plan to reduce costs and enhance profitability. This plan included the reduction of personnel, movement of certain production processes to the Company's lower cost facility in the Dominican Republic, outsourcing certain manufacturing steps, re-aligning its sales and marketing forces and ceasing the sale of lower margin products. This action resulted in non-recurring charges of $3.0 million, which consisted of an increase to the allowance for inventory, severance related costs and costs to close or move certain production processes.

(3) RECEIVABLES. Receivables consist of the following:

                                   June 27,  June 28,
                                      1997    1996
                                   --------  --------
         (amounts in thousands)

         Trade receivables          $ 6,897 $ 6,685
         Other receivables              544     521
                                    ------- -------
                                      7,441   7,206
         Less: allowance for
               doubtful accounts        (53)   (122)
                                    ------- -------
                                    $ 7,388 $ 7,084
                                    ======= =======

(4) INVENTORIES. Inventories consisted of the following:

                                                     June 27,      June 28,
                                                       1997          1996
                                                     -------       -------
                                                     (amounts in thousands)

              Raw materials                          $ 7,426       $ 6,973
              Work-in-process                          4,584         4,879
              Finished goods                           5,994         4,214
                                                     -------       -------
                                                      18,004        16,066
              Less: Allowance for inventory           (2,430)       (2,034)
                                                     -------       -------
                                                     $15,574       $14,032
                                                     =======       =======

(5) ACCRUED LIABILITIES: Accrued liabilities consist of the following:

         June 27, June 28,
             1997             1996
         (amounts in thousands)
         Payroll, incentive and vacation         $  672    $  603
         Accrued payroll taxes                       91       153
         Legal and professional fees                135       113
         Accrued rent                               100       100
         Other                                      140        68
                                                 ------    ------
                                                 $1,138    $1,037
                                                 ======    ======

(6) LONG-TERM DEBT. The composition of long-term debt is as follows:

                  June 27, June 28,
                    1997                1996
                  (amounts in thousands)

         Unsecured subordinated note payable on
         July 19, 2001, bearing interest at 10%.
         Convertible into Common Stock
         at a conversion price of $2.50 per share.          $750        $750

         Installment notes payable through 2004,
         bearing interest ranging from 8.0% to 9.5%.
         Secured by  assets with net book value of
         approximately $299.                                 103         116
                                                            ----        ----
                                                             853         866

         Less current portion                                (14)        (13)
                                                            ----        ----
         Long-term debt                                     $839        $853
                                                            ====        ====


The Company is also a party to a Revolving Credit Loan Agreement with Chase Manhattan Bank, which, at June 27, 1997, entitled the Company to have outstanding borrowings of up to $4,000,000, reducing by $400,000 each calendar quarter thereafter. At June 27, 1997 and June 28, 1996, there were no outstanding borrowings under the revolving loan facility. Loans bear interest at
(a) the greater
of 1% above the bank's prime rate, 2% above a certificate of deposit rate or 1.5% in excess of a federal funds rate or (b) 3% above the LIBOR rate for periods selected by the Company. A commitment fee of 1/4 of 1% is payable on the unused portion of the bank's commitment. Loans are secured primarily by the Company's accounts receivable and continental United States assets. The loan agreement requires the Company to maintain a minimum net worth of $31,400,000, current ratio of 1.25 through fiscal 1997 and 1.50 thereafter, debt service ratio of 1.35 and maximum ratio of debt to equity of 1.0, all as defined, limits capital expenditures generally to $3,500,000 per annum and lease obligations to $400,000 per annum (excluding rentals for the Company's Dominican Republic facilities and the Company's equipment lease with PRC Leasing, Inc.). In addition, the Company may not incur a consolidated net loss for any two fiscal quarters in any four consecutive quarters and may not pay cash dividends or repurchase capital stock without the consent of the bank. The Company received a waiver from compliance with the debt service ratio, capital expenditure and net loss covenants for fiscal 1997.

Future minimum payments for long term debt are as follows:

Fiscal year         Amount
1998                      $  14,000
1999                         15,000
2000                         17,000
2001                        768,000
2002                         17,000
Thereafter                   22,000
                          ---------
Total minimum payments      853,000
Less: current portion       (14,000)
                          ---------
                          $ 839,000
                          =========

(7) Obligation under capital leases: The Company leases equipment and vehicles for its operations. These leases have been capitalized using interest rates ranging from 7.9% to 14.9%. Future minimum payments under these leases are as follows:

Fiscal year                                    Amount
1998                                        $ 654,000
1999                                          652,000
2000                                          557,000
2001                                          288,000
2002                                           89,000
Thereafter                                     51,000
                                           ----------
Total minimum lease payments                2,291,000
Less: Amount representing interest           (303,000)
                                           ----------
Present value of
 net minimum lease payments                 1,988,000
Less: Current portion of obligations
 under capital lease                         (523,000)
                                           ----------
                                           $1,465,000
                                           ==========

(8) INCOME TAXES: The Company's policy is to provide for income taxes based on reported income, adjusted for differences that are not expected to ever enter into the computation of taxes under applicable tax laws.

The Company has elected the application of Section 936 of the US Internal Revenue Code (Code), and presently intends to continue to operate in a fashion that will enable it to qualify for the Section 936 election. Under that section, as long as the Company (on a non-consolidated basis) has cumulatively derived, in its current and two preceding tax years, at least 80% of its gross income from sources within Puerto Rico and at least 75% of its gross income from the active conduct of a trade or business within Puerto Rico, as defined in the Code, the Company is entitled to a federal tax credit in an amount equal to the lesser of the United States federal tax attributable to its taxable income arising from the active conduct of its business within Puerto Rico or the economic activity based credit limitation. To the extent the Company has taxable income arising from United States sources (e.g., income from investment or operating activity in the U.S.), the Company would not be entitled to offset the related tax on such income with the Section 936 tax credit.

The  economic  activity  limitation  on the amount of  allowable  credits  under
Section 936 is based upon qualified wages paid for services performed in Puerto Rico, fringe benefits, depreciation deductions and taxes in Puerto Rico. Based on fiscal 1997 levels of qualified wages, fringe benefits, depreciation and taxes in Puerto Rico, the Company's economic activity based credit limitation is approximately $3,550,000 per annum. The amount of the economic activity based
Section 936 credit limitation available for fiscal 1997 will be sufficient to offset the United States federal income tax on Puerto Rico source income for the Company's 1997 fiscal year, as computed, after utilization of the Company's available net operating loss carry-forwards of approximately $334,000.

Legislation included in the Minimum Wage/Small Business Job Protection Act of 1996 repealed the Section 936 credit for taxable years beginning after December 31, 1995. However, since the Company's Section 936 election was in effect for its fiscal 1996 tax year, it is eligible to continue to claim a Section 936 credit until the year ended June 2006 under a special grandfather rule. If, however, the Company adds a substantial new line of business, the Company would cease to be eligible to claim the Section 936 credit beginning with the taxable year in which such new line of business is added. Because the Company uses the economic activity limitation, possession income eligible for the Section 936 credit in any tax year beginning after December 31, 2001 and before January 1, 2006 is subject to a cap equal to the Company's average inflation-adjusted possession income for the three of the five most recent years ending before October 14, 1995 determined by excluding the years in which the Company's adjusted possession income was the highest and the lowest. In lieu of using a five-year period to determine the base period years, the Company may elect to use its last tax year ending in 1992 or a deemed taxable year which includes the first ten months of the calendar year 1995. The Company's Section 936 credit for each year during the grandfather period would continue to be subject to the economic activity limitation (as discussed above). This legislation is effective for the Company's 1997 fiscal year. Based on the Company's current level of possession income and business plans, the Company believes that it will be eligible to claim a Section 936 credit under the grandfather rule discussed above.

As long as the Company's election under Section 936 is in effect, the Company may not file a consolidated tax return with any of its subsidiaries for United States income tax purposes, and the filing of consolidated returns is not permitted under Puerto Rico income tax laws. Consequently, should the Company itself sustain losses, those losses could not be used to offset the federal taxable income of its subsidiaries; and, conversely, should the Company's subsidiaries sustain losses, those losses could not be used to offset the federal taxable income of the Company.

The Company has exemptions until June 2009 for Puerto Rico income tax and Puerto Rico property tax purposes. The level of exemption is 90% for all purposes. The Company also has net operating loss carryforwards available through fiscal 2004 to offset any remaining Puerto Rico taxable income. There are no limitations on the Company's ability to utilize such net operating loss carryforwards to reduce its Puerto Rico income tax. Furthermore, the Company's United States based subsidiary operating in the Dominican Republic is exempt from taxation in that country.

In each of the years in the three-year period ended June 27, 1997, the Company's U.S. based subsidiaries either generated operating losses or had net operating loss carryforwards available to offset taxable income; therefore, for each of these years there is no federal income tax provision.

At June 27, 1997, the Company had net operating loss carryforwards aggregating approximately $15,126,000 which expire periodically through 2006, and along with its subsidiaries had consolidated net operating loss carryforwards aggregating approximately $24,439,000 which expire periodically through 2012 and general business tax credit carryforward of approximately $343,000 which expire periodically through 2012. As a result of a private placement in fiscal 1993 there was an ownership change within the meaning of Section 382 of the Code, which limits the ability of the Company and its subsidiaries to utilize their net operating losses and tax credit carryforwards. The maximum amount of net operating loss and tax credit equivalent carryforwards which may be utilized in any year (and which is utilized to offset income prior to the utilization of a credit available under Section 936 of the Code) is approximately $334,000 per year for the possessions corporation and approximately $380,000 per year for the United States subsidiaries. The effect of the ownership change is somewhat mitigated with respect to the Company as a result of its Section 936 election since United States federal income tax is payable only to the extent such tax exceeds the Company's Section 936 credit. In addition, net operating losses generated subsequent to the ownership change are not subject to limitations and may therefore be fully utilized. As of June 27, 1997, the Company's United States subsidiaries have approximately $2,060,000 of net operating losses that were generated subsequent to the ownership change and remain available for use through 2012. In addition, the Company's United States subsidiaries have available approximately $1,852,000 in unused Section 382 annual net operating loss limitation carryforwards.

Temporary differences between income tax and financial reporting assets and liabilities (primarily inventory valuation allowances, property and equipment and accrued employee benefits) and net operating loss carryforwards give rise to deferred tax assets in the amount of approximately $3,695,000 for which an offsetting valuation allowance has been provided due to the uncertainty of realizing any benefit in the future.

(9) COMMON STOCK: The Company is authorized to issue 30,000,000 shares of Common Stock. On September 27, 1995, 321,284 shares of Class B Stock were converted into Common Stock resulting in a reduction in outstanding Class B Stock to a level that all remaining Class B Stock were automatically converted into Common Stock. On December 4, 1996, at the 1996 Annual Meeting of Stockholders, stockholders voted to approve an amendment to the Company's Certificate of Incorporation which removed the Company's Class B Stock and Class C Stock from shares which the Company is authorized to issue.

EMPLOYEE STOCK OPTION PLANS: The Company's 1995 Stock Option Plan (the "1995 Plan") permits the Compensation Committee of the Board of Directors to grant, until September 2005, options to employees, officers, consultants and certain members of the Board of Directors. 500,000 shares were reserved for issuance under the 1995 Plan. Option terms (not to exceed 10 years), exercise prices (at least 100% of the fair market value of the Company's Common Stock on the date of grant) and exercise dates are determined by the Compensation Committee. Options are also outstanding under the Company's 1983 Stock Option Incentive Plan and 1986 Stock Option Plan, although no further options may be granted under these plans.

A summary of activity under the employee stock option plans and information relating to shares subject to option under the employee stock option plans for the years ended June 27, 1997, June 28, 1996 and June 30, 1995 follows:


                                                   June 27, 1997  June 28, 1996 June 30, 1995
                                                     ----------    ----------    ----------
Shares under option at beginning of period            1,238,207     1,269,387       501,415
Options granted during period                           383,000       113,200       868,000
Options exercised during period                          (1,500)      (80,380)      (94,028)
Options canceled/expired during period                  (83,500)      (64,000)       (6,000)
                                                     ----------    ----------    ----------
Shares under option at end of period                  1,536,207     1,238,207     1,269,387
                                                     ==========    ==========    ==========

Options exercisable at end of period                    648,344       501,454       336,634
Shares available for future grant at end of period      112,500       469,000       126,257
Exercise price per share for options exercised
   during period                                     $2.50-4.63    $2.50-6.09    $2.50-4.63
Exercise price per share for options outstanding
   at end of period                                  $2.50-9.38    $2.50-9.69    $2.50-9.69


The 1994 Non-Employee Director Stock Option Plan covers an aggregate of 200,000 shares of Common Stock and provides (i) Non-Employee Directors are granted options to purchase 10,000 share of Common Stock annually upon their re-election to the Board; (ii) all options granted vest in full immediately following their grant; (iii) the term of options granted shall be for a term of ten years; and
(iv) the period following termination of service during which an Outside Director may exercise an option shall be twelve months, except that an option shall automatically terminate upon cessation of service as an Outside Director for cause (such twelve month period being the same period following an Outside Director's death or disability during which an option may be exercised).

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans as Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for stock options plans is followed. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net (loss) income would have been (increased) reduced to the pro forma amounts indicated in the table below.

                                                Fiscal Year Ended June
                                              27, 1997           28, 1996
                                              --------           --------
Net (loss) income

     As reported                             ($856,000)        $3,737,000
     Pro forma                             ($1,161,000)        $3,629,000

Primary (loss) income per share

     As reported                                ($0.12)             $0.48
     Pro forma                                  ($0.16)             $0.46

The fair value of stock options granted during fiscal years 1997 and 1996 were determined by using the Black Scholes option-pricing model which values options based on the stock price at the date of grant, the expected life of the option, the estimated volatility of the stock, expected dividend payments, and the risk free interest rate over the expected life of the option. The following assumptions were used in the pricing model: risk free interest rate of 6.2%; expected dividend yield of 0%; expected option life of seven years and expected volatility of 42.9%. The weighted average fair value of options granted during fiscal 1997 and 1996 were $2.58 and $3.44, respectively.

Under SFAS 123, stock options granted prior to fiscal year 1996 are not required to be included as compensation in determining pro forma net earnings.

OTHER OPTIONS AND WARRANTS OUTSTANDING: The holder of the Company's unsecured subordinated note (see Note 5) has an option to purchase up to 100,000 shares of Common Stock on or before July 18, 2001 at $2.50 per share. This option is non-transferable and non-assignable and can be canceled by the Company prior to its expiration if, with the prior written consent of the holder, the Company's $750,000 ten-year convertible unsecured note payable is prepaid.

The Company also has an outstanding option to purchase up to a maximum of 150,000 shares of Common Stock on or before August 31, 1997 at $7.50 per share. The Company also has warrants outstanding which allow the holder to purchase 60,000 shares of Common Stock at an exercise price of $6.56 per share which expire in August 1998. During July 1996, the Company granted to a financial advisory firm a warrant to purchase 20,000 shares of Common Stock at an exercise price of $6.15 per share, which expires in July 2001.

(10) PREFERRED STOCK: The Company is authorized to issue up to 1,000,000 shares of Preferred Stock in series, with each series having such powers, rights, preferences, qualifications and restrictions as determined by the Board of Directors. At June 27, 1997, the Company had authorized 100,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock (Series A Preferred Stock), of which no shares were outstanding. During the 1996 fiscal year all 27, 626 shares were redeemed by the Company for the liquidation value and required redemption amount of $2,763,000.

(11) AGREEMENT WITH AT&T: On September 13, 1988, the Company and AT&T Corporation entered into an agreement (the 1988 Agreement) settling all disputes related to a prior agreement which the Company considered to have been breached. The 1988 Agreement provided for annual payments to the Company which were subject to reduction as a result of AT&T purchases. During fiscal 1996 and 1995, the Company received payments of $875,000 and $777,000, respectively, for the sales shortfall corresponding to the contract years ended December 31, 1995 and 1994, respectively. These receipts are included in net sales. As of June 28, 1996, there are no remaining payments scheduled to be received.

(12) SIGNIFICANT CUSTOMERS, EXPORT SALES AND FOREIGN COMPONENTS OF INCOME:

SIGNIFICANT CUSTOMERS: The following customers accounted for more than 10% of the Company's consolidated revenues during one or more of the years presented below:

                                      Percentage of Net Sales
                                           for Year Ended
                                   -------------------------------
                                  June 27,     June 28,      June 30,
                                   1997         1996          1995
                                   -------------------------------
Siecor Corporation(a)               20%          26%           30%
NYNEX                               18%          15%           13%
Keptel, Inc.(a)                     11%          12%            *

*  Asterisk denotes less than 10% for the period presented.
(a) Siecor Corporation and Keptel, Inc. are telecommunication equipment companies that supply Network Interface Devices to Regional Bell Operating Companies. Several Regional Bell Operating Companies have standardized on TII station protectors and require Siecor and Keptel to purchase TII station protectors for inclusion into their Network Interface Devices.

EXPORT SALES: For each of the three years ended June 27, 1997 export sales were less than 10% of consolidated net sales.

FOREIGN COMPONENTS OF INCOME: Certain immaterial subsidiaries and components of the Company operate outside the United States and Puerto Rico.

(13) COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS: The Company leases real property and equipment with terms expiring through December 1998. Substantially all of the real property leases contain escalation clauses related to increases in property taxes. The leases require minimum annual rentals, exclusive of real property taxes, of approximately $94,000 and $17,000 in fiscal years 1998 and 1999, respectively. The Company has no lease commitments beyond 1998.

Since fiscal year 1982, the Company has leased equipment from PRC Leasing,  Inc.
(PRC), a corporation owned by the Chairman of the Board of the Company. As required by a loan restructuring in July 1991, all leases with PRC were replaced by an agreement to lease certain equipment as a group at the rate of $200,000 per year. The lease was amended in February 1993 to extend its term until July 17, 1996 and provide for extensions until July 17, 1999 and July 17, 2001 unless canceled by either party upon notice prior to the scheduled renewal period, with rentals at the rate of $200,000 for each year of the lease. At June 27, 1997, accrued rent owed under this agreement totaled $100,000. Although neither the Company nor PRC is obligated to renew the equipment lease, it is the Company's intention to seek renewals of the equipment lease for at least the next four years.

The equipment under lease from PRC was purchased by PRC at various times since 1982 when the Company began leasing equipment from PRC. The Company is advised that PRC employs a depreciation schedule that fully depreciates assets over a maximum of 10 years or the asset's useful life, whichever is shorter, and that the original cost of assets under lease to the Company at June 27, 1997 was approximately $2,803,000 with a current carrying value of approximately $150,000. All equipment under lease has been of good quality and most, if not all, equipment is expected to remain usable by the Company for at least four more years. From time to time, new purchases of equipment by PRC may replace or be added to the equipment under lease. It is both the Company's and PRC's intention that these purchases will be to maintain the level of performance of the equipment and not increase the rentals paid by the Company.

Rental expense, including property taxes, for fiscal 1997, 1996 and 1995 was approximately $682,000, $636,000 and $613,000, respectively, including $200,000 each year relating to the equipment leases with PRC.

(14) PROFIT SHARING PLAN: During fiscal 1997, the Company established a defined contribution pension plan through a 401(k) profit sharing plan. The plan covers substantially all employees and requires the Company to match employees' contributions up to specified limitations and subject to certain vesting schedules.

(15) QUARTERLY RESULTS (UNAUDITED): The following table reflects the unaudited quarterly results of the Company for the fiscal years ended June 27, 1997 and June 28, 1996:

                                                                                  Fully
                                                                                  Diluted
                                                                                Net Income
                                      Gross        Operating      Net Income      (Loss)
                      Net Sales       Profit        Income          (Loss)       Per Share
                     -----------     ---------   -----------    -----------    --------
Quarter  Ended
--------------
1997 FISCAL  YEAR

September 27, 1996   $12,040,000     3,184,000   $   806,000    $   752,000    $   0.10
December 27, 1996     12,957,000     3,353,000       856,000        905,000        0.12
March 28, 1997(1)     12,535,000       357,000    (2,391,000)    (2,325,000)      (0.31)
June 27, 1997         13,143,000     2,360,000      (163,000)      (188,000)      (0.03)

1996 FISCAL YEAR

September 29, 1995   $ 9,600,000     2,566,000   $   448,000    $   439,000    $   0.06
December 29, 1995     11,241,000     3,111,000       955,000        895,000        0.11
March 29, 1996(2)     12,136,000     4,190,000     1,852,000      1,781,000        0.22
June 28, 1996         11,536,000    2,690,000'       601,000        622,000        0.08

--------------------------------------------------------------------------------
(1) Includes non-recurring charges of $3.0 million, which consisted of an increase in the allowance for inventory, severance related costs, and costs to close or move certain production processes.

(2) Includes payment received from AT&T Corporation of $875,000 in the third quarter of fiscal 1996 for shortfalls of purchases by AT&T from the Company under the Company's 1988 Agreement with AT&T.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TII Industries, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of TII Industries, Inc. and subsidiaries as of June 27, 1997 and June 28, 1996, and related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended June 27, 1997, included in this Form 10-K and have issued our report thereon dated September 19, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule for the years ended June 27, 1997, June 28, 1996 and June 30, 1995, listed under Item 14(a) of this Form 10-K is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP




San Juan, Puerto Rico
September 19, 1997.

Stamp No. 1454625 of the
Puerto Rico Society of
Certified Public Accountants
has been affixed to the
original copy of this report.

SCHEDULE II

TII INDUSTRIES, INC. AND SUBSIDIARIES
---------------------------------------

VALUATION AND QUALIFYING ACCOUNTS
----------------------------------------




ADDITIONS                                                             BALANCE
                        BALANCE AT     CHARGED TO                        AT
                       BEGINNING OF     COST AND                       END OF
                           YEAR         EXPENSES     DISPOSITIONS      PERIOD
                        ----------     ----------     ----------     ----------

CLASSIFICATION

June 27, 1997
  Inventory Reserve     $2,034,000     $2,896,000     $2,500,000     $2,430,000
                        ==========     ==========     ==========     ==========

June 28, 1996
 Inventory Reserve      $1,466,000     $  568,000     $        0     $2,034,000
                        ==========     ==========     ==========     ==========

June 30, 1995
 Inventory Reserve      $1,166,000     $  300,000     $        0     $1,466,000
                        ==========     ==========     ==========     ==========

                                 EXHIBIT INDEX
                                 -------------

3(a)(1) Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 10, 1996. Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1996 (File No. 1-8048).

3(b)              By-laws of the Company, as amended.  Incorporated by reference
                  to  Exhibit  4.02  to  Amendment   No.  1  to  the   Company's
                  Registration Statement on Form S-3 (File No. 33- 64980).

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

4(a)(1)(B)        First  Amendment  dated as of August 3, 1995 to the  Revolving
                  Credit Agreement among International, the Company and the Bank. Incorporated by reference to Exhibit 4(a)(1)(B) to the Company's Annual Report on Form 10-K for the fiscal year ended
                  June 28, 1996 (File No. 1-8048).

4(a)(1)(C)        Second  Amendment  dated  as  of  November  10,  1995  to  the
                  Revolving Credit Agreement among International, the Company and the Bank. Incorporated by reference to Exhibit 4(a)(1)(C) to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1996 (File No. 1-8048).

4(a)(1)(D)        Third Amendment dated as of December 27, 1995 to the Revolving
                  Credit Agreement among International, the Company and the Bank. Incorporated by reference to Exhibit 4(a)(1)(D) to the Company's Annual Report on Form 10-K for the fiscal year ended
                  June 28, 1996 (File No. 1-8048).

4(a)(1)(E)        Fourth  Amendment  dated May 2, 1997 to the  Revolving  Credit
                  Agreement  among  International,  the  Company  and the  Bank.
                  Incorporated  by  reference  to  Exhibit  4 to  the  Company's
                  Quarterly  Report on Form 10-Q for the  fiscal  quarter  ended
                  March 28, 1997 (File No. 1-8048).

4(a)(1)(F)*       Fifth  Amendment  and Waiver dated as of September 23, 1997 to
                  the  Revolving  Credit  Agreement  among  International,   the
                  Company and the Bank.

4(a)(2) Joint and Several Guaranty of Payment dated January 31, 1995 executed in favor of the Bank by the Company and TII Industries NC, Inc., TII Dominicana, Inc., TII Electronics, Inc.(since dissolved), Ditel, Inc.(now TII-Ditel, Inc.), TII Corporation and Telecommunications Industries, Inc., direct or indirect subsidiaries of the Company. Incorporated by reference to Exhibit 4.1(b) to the Company's Current Report on Form 8-K dated January 31, 1995 (date of earliest event reported) (File No. 1-8048).

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

4(a)(7)           Security  Agreement  dated  January  31, 1995  between  Ditel,
                  Inc.(now TII-Ditel, Inc.), an indirect subsidiary of the Company, and the Bank. Incorporated by reference to Exhibit 4.1(g) to the Company's Current Report on Form 8-K dated January 31, 1995 (date of earliest event reported) (File No. 1-8048).

10(a)(1)+         1983 Employee  Incentive Stock Option Plan of the Company,  as
                  amended. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1996 (File No. 1-8048).

10(a)(2)+         1986  Stock   Option   Plan  of  the   Company,   as  amended.
                  Incorporated  by reference  to Exhibit  10.2 to the  Company's
                  Quarterly  Report on Form 10-Q for the  fiscal  quarter  ended
                  September 27, 1996 (File No. 1-8048).

10(a)(3)+         1994  Non-Employee  Director  Stock Option  Plan,  as amended.
                  Incorporated  by reference to Exhibit  99.01 to the  Company's
                  Registration Statement on Form S-8, No. 33-64965.

10(a)(4)+         1995 Stock Option Plan.  Incorporated  by reference to Exhibit
                  10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1996 (File No. 1-8048).

10(b)(1)*+        Amended and Restated  Employment  Agreement dated as of August
                  1, 1997  between the  Company and Timothy J Roach.

10(b)(2)*+        Amended and Restated  Employment  Agreement dated as of May 1,
                  1997 between the Company and Carl H. Meyerhoefer.

10(b)(3)(A)*+     Employment  Agreement  dated  September  23, 1993  between the
                  Company and Dare P. Johnston.

10(b)(3)(B)*+     Extention dated as of June 2, 1997 to the Employment Agreement dated  September  23,  1993  between  the  Company and Dare P.
                  Johnston.

10(c)(1)(A)+      Equipment Lease dated July 18, 1991 between PRC Leasing,  Inc.
                  ("PRC") and the Company.  Incorporated by reference to Exhibit
                  10(b)(57) to the Company's Current Report on Form 8-K for the month of July 1991 (File No. 1-8048).

10(c)(1)(B)+      Amendment  dated July 18, 1992 to  Equipment  Lease dated July
                  18,  1991  between  the  Company  and  PRC.   Incorporated  by
                  reference to Exhibit 10(b)(67) to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 1993 (File No.
                  1- 8048).

10(c)(1)(C)+      Second  Amendment  dated February 25, 1993 to Equipment  Lease dated July 18, 1991 between the Company and PRC.  Incorporated by  reference  to Exhibit  10(b)(7)  to the  Company's  Annual
                  Report on Form 10-K for the fiscal  year  ended June 25,  1993
                  (File No. 1-8048).

10(c)(1)(D)       Restated Third  Amendment dated December 14, 1993 to Equipment
                  Lease  dated  July  18,  1991  between  the  Company  and PRC.
                  Incorporated by reference to Exhibit 4(d) to Amendment No. 2 to the Schedule 13D filed by Alfred J. Roach (File No.
                  1-8048).

10(d)(1) Lease Contract dated December 15, 1989 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(c)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1990 (File No. 1-8048).

10(d)(2) Consolidated Contract of Lease Renewal and Construction dated February 1, 1994 between TII Dominicana, Inc., a subsidiary of the Company, and The Industrial Development Corporation of the Dominican Republic. Incorporated by reference to Exhibit 10(g)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (File No. 1-8048).

11*               Calculation of earnings per share.

21*               Subsidiaries of the Company.

23*               Consent of independent public accountants.

27*               Financial data schedule (filed electronically only).

--------------------------
*        Filed herewith.
+        Management contract or compensatory plan or arrangement.