Form 10-K/A
period 1997-06-27
TII INDUSTRIES INC
filed 1997-10-27
CIK 277928

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 27, 1997

Commission file number 1-8048

                              TII INDUSTRIES, INC.
             (Exact Name of registrant as specified in its charter)

State of incorporation:  DELAWARE              I.R.S. Employer Identification
                                                       No. 66-0328885

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISRANT

         The executive officers and directors of the Company are as follows:

                NAME                                                         POSITIONS

         Alfred J. Roach.......................      Chairman of the Board and Director

         Timothy J. Roach......................      President and Chief Executive Officer, Vice
                                                     Chairman of the Board and Director

         C. Bruce Barksdale....................      Senior Vice President and Director

         Paul G. Sebetic.......................      Vice President - Finance and Chief Financial Officer

         Virginia M. Hall......................      Vice President - Administration

         Dare P. Johnston......................      Vice President - Fiber Optic Operations

         James A. Roach........................      Vice President - Marketing and Sales

         Dorothy Roach.........................      Secretary and Director

         James R. Grover, Jr.(1)...............      Director

         Joseph C. Hogan(1)(2).................      Director

         William G. Sharwell(2)................      Director

--------------------
(1)      Member of Audit Committee.
(2)      Member of Compensation Committee

         Alfred J. Roach, 82, has served as Chairman of the Board of Directors and a director of the Company and its predecessor from its founding in 1964, and was Chief Executive Officer of the Company from the Company's founding until January 1995. Since September 1983, Mr. Roach has also served as Chairman of the Board of Directors of American Biogenetic Sciences, Inc. ("ABS"), a biotechnology research company. Mr. Roach devotes a majority of his time to the affairs of ABS.

         Timothy J. Roach, 50, has served the Company in various capacities since December 1973. He has been President of the Company since July 1980, Chief Operating Officer since May

1987, Vice Chairman of the Board since October 1993, Chief Executive Officer since January 1995 and a director since January 1978. Mr. Roach was a Captain in the United States Air Force for four years prior to joining the Company and is a graduate of Harvard University's Business School Program for Management Development. Mr. Roach has also served as Treasurer, Secretary and a director of ABS since September 1983. Mr. Roach devotes substantially all of his time to the affairs of the Company.

         C. Bruce Barksdale, 66, has been a Vice President of the Company since August 1971, serving as Senior Vice President (responsible for customer and product development) since October 1993, and a director of the Company since 1974. Mr. Barksdale holds a Bachelor of Science degree in Electrical Engineering from the University of South Carolina.

         Paul G. Sebetic, 33, has been Vice President-Finance and Chief Financial Officer of the Company since October 1996. Mr. Sebetic joined the Company in April 1996 as Corporate Controller. From November 1992 until joining the Company, Mr. Sebetic held various financial management positions with V Band Corporation, a telecommunications equipment manufacturer, serving as Controller since August 1995. From February 1991 through August 1992, Mr. Sebetic was the Financial Controller of the European operations of MacDermid Inc., a specialty chemical manufacturer. Mr. Sebetic is a Certified Public Accountant and holds a Masters of Business Administration in Finance from New York University.

         Virginia M. Hall, 44, has served the Company in various capacities since February 1976, serving as Vice President-Administration since December 1993 and Vice President-Contract Administration from September 1990 until December 1993.

         Dare P. Johnston, 56, has been Vice President - Fiber Optic Operations since December 1993. Ms. Johnston joined the Company in September 1993 with the Company's acquisition of TII-Ditel, Inc., a designer, manufacturer and supplier of fiber optic products. Prior to joining the Company, Ms. Johnston served in various capacities with TII-Ditel, Inc. since January 1989, serving as President since September 1990. Prior to joining Ditel, Inc., Ms. Johnston was employed by NCNB National Bank of North Carolina since 1973, where she served as Senior Vice President since October 1983. Ms. Johnston holds a Bachelor of Arts degree in English from Duke University.

         James A. Roach, 44, has served the Company in various capacities since January 1982, serving as Vice President-Marketing and Sales since July 1987.

         Dorothy Roach, 74, has been Secretary of the Company for more than the past five years, served as Treasurer of the Company for more than five years prior to relinquishing that position in December 1993 and, except for a brief period, has been a director of the Company since 1964.

         James R. Grover, Jr., 78, has been a director of the Company since 1978. Mr. Grover has been engaged in the private practice of law in the State of New York since 1974, and has been General Counsel to the Company for more than the past five years.

         Dr. Joseph C. Hogan, 75, has been a director of the Company since January 1974. Dr. Hogan served as Dean of the College of Engineering of the University of Notre Dame from 1967 to 1981, following which he performed various services for the University of Notre Dame until 1985, where he remains Dean Emeritus. From 1985 until his retirement in 1987, Dr. Hogan was a Director of Engineering Research and Resource Development at Georgia Institute of Technology. He is past President of the American Society of Engineering Education. Dr. Hogan is also a director of ABS.

         William G. Sharwell, 75, has been as a director of the Company since October 1995. Mr. Sharwell was President of Pace University in New York from 1984 until his retirement in 1990. He was Senior Vice President of American Telephone & Telegraph Company (now AT&T Corporation) between 1976 and 1984, and previously served as executive Vice President of Operations of New York Telephone Company (now Bell Atlantic Corporation). Mr. Sharwell serves as an independent general partner of Equitable Capital Partners, L.P. and Equitable Capital Partners (Retirement Fund), L.P., registered investment companies under the Investment Company Act of 1940. He is also a director of ABS.

         Alfred J. Roach and Dorothy Roach are married. Timothy J. Roach is their son and James R. Roach is their nephew. There are no other family relationships among the Company's directors and executive officers.

         The Company's Board of Directors presently consists of seven directors divided into three classes. C. Bruce Barksdale, Dr. Joseph C. Hogan and William
G. Sharwell serve as Class I directors, James R. Grover, Jr. and Dorothy Roach serve as Class II directors and Alfred J. Roach and Timothy J. Roach serve as Class III directors. The term of office of Class III directors continues until the Company's 1997 Annual Meeting of Stockholders scheduled to be held in December 1997, the term of office of Class I directors continues until the next succeeding annual meeting of stockholders and the term of office of Class II directors continues until the second succeeding annual meeting of stockholders, and in each case until their respective successors are elected and qualified. At each annual meeting directors are chosen to succeed those in the class whose term expires at that meeting.

         Officers hold office until their successors are chosen and qualified. Any officer elected or appointed by the Board of Directors may be removed at any time by the Board.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth, for the Company's three fiscal years ended June 27, 1997, information concerning the compensation paid by the Company to Timothy J. Roach who served as the Company's Chief Executive Officer, and each of the four other most highly compensated persons who were serving as executive officers of the Company, at the end of the Company's fiscal year ended June 27, 1997 (the "Named Executive Officers"):


                                                                                       LONG-TERM
                                                                                     COMPENSATION
                                                                                      SECURITIES
NAME AND                                       ANNUAL COMPENSATION                    UNDERLYING         ALL OTHER
                                  ----------------------------------------------
PRINCIPAL POSITION                    YEAR         SALARY            BONUS            OPTIONS (#)       COMPENSATION
------------------                    ----         ------            -----            -----------       ------------
Timothy J. Roach...............       1997     $  193,985       $     6,976        50,000          $     7,521(1)
    Chief Executive Officer           1996        171,618                --          --                  7,586
                                      1995        143,677                --        200,000               7,282

Alfred J. Roach................       1997     $  150,000       $       200(2)     50,000                   --
    Chairman of the Board             1996        150,000               200(2)       --                     --
                                      1995        150,000               200(2)     200,000                  --

Dare P. Johnston...............       1997     $  129,825       $     4,017          --                     --
    Vice President -                  1996        120,779                --        10,000                   --
    Fiber Optics Operations           1995        107,692            77,071        20,000                   --

James A. Roach.................       1997     $  111,564        $   44,209          --                     --
    Vice President - Marketing        1996        106,440            24,347(3)     10,000                   --
                                      1995        100,098            39,554(3)     20,000                   --

Paul G. Sebetic................       1997     $  105,254       $     3,503        25,000                   --
    Vice President - Finance          1996         14,615(4)             --          --                     --

---------------
(1) Includes (i) $1,172 representing the dollar value to Mr. Roach of the portion of the premium paid by the Company on split dollar life insurance policy during such year with respect to the deemed term life insurance portion of the premiums and (ii) $6,349, representing the annual premium paid by the Company on long-term disability insurance maintained by the Company for the benefit of Mr. Roach.

(2)     Required to be paid under Puerto Rico law.

(3)     Commissions based on sales.

(4)     Mr. Sebetic joined the Company in April 1996.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table contains information concerning options granted during the Company's fiscal year ended June 27, 1997 to the Named Executive
Officers:



                                                                                           POTENTIAL REALIZABLE
                             NUMBER OF        PERCENT OF                                     VALUE AT ASSUMED
                             SECURITIES     TOTAL OPTIONS                                  ANNUAL RATES OF STOCK
                             UNDERLYING       GRANTED TO      EXERCISE                    PRICE APPRECIATION FOR
                              OPTIONS        EMPLOYEES IN     PRICE PER    EXPIRATION           OPTION TERM
NAME                          GRANTED        FISCAL YEAR        SHARE         DATE           5%           10%
----                          --------      -------------      -------        -----         ----         ----
Alfred J. Roach..........      50,000           13%             $4.50        7/24/06      $141,501      $358,592
Timothy J. Roach.........      50,000           13%              4.50        7/24/06      141,501       358,592
Paul G. Sebetic..........      15,000            4%              4.50        7/24/06       42,450       107,578
                               10,000            3%              5.25       10/22/06       33,017        83,671

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

AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

         No options were exercised by any of the Named Executive Officers during the Company's fiscal year ended June 27, 1997. The following table contains information with respect to the fiscal year-end value of unexercised options held by the executive officers named in the Summary Compensation Table:


                                     NUMBER OF SHARES OF COMMON STOCK
                                    UNDERLYING UNEXERCISED OPTIONS AT              VALUE OF UNEXERCISED IN-THE-MONEY
                                              JUNE 27, 1997                             OPTIONS AT JUNE 27, 1997
                              ----------------------------------------------   ----------------------------------------
NAME                               EXERCISABLE          UNEXERCISABLE (1)         EXERCISABLE         UNEXERCISABLE (1)
----                               -----------          -----------------         -----------         -----------------
Alfred J. Roach                      120,360                  170,000             $201,170                $167,500
Timothy J. Roach                     120,000                  170,000              175,000                 167,500
Dare P. Johnston                      30,000                   20,000                9,000                  13,500
James A. Roach                        25,000                   20,000               22,600                  13,500
Paul G. Sebetic                            -                   25,000                    -                  23,750

----------------
(1) Represents the closing price of the underlying Common Stock at fiscal year-end minus the option exercise price.

REMUNERATION OF DIRECTORS

         Non-employee directors receive a fee of $1,000 for each meeting of the Board held and members of Committees of the Board receive a fee of $500 for attending each meeting of the Committee of the Board on which such director serves. Non-employee directors are also granted options to purchase 10,000 shares of the Company's Common Stock under the Company's 1994 Non-Employee Director Stock Option Plan at the time such person becomes a non-employee director and immediately following each annual meeting of stockholders at which directors are elected. Each option granted is exercisable for period of ten years subject to earlier termination at specified times following a non-employee director's cessation of service) at an exercise price equal to 100% of the fair market value on the date of grant of the shares subject thereto.

EMPLOYMENT AGREEMENTS

         The Company and Timothy J. Roach are parties to an Amended and Restated Employment Agreement, effective as of August 1, 1997, pursuant to which Mr. Roach is to serve as the Company's President, Chief Executive Officer and Chief Operating Officer. The Agreement provides for a five-year term presently ending July 31, 2002, with automatic one-year extensions on each July 31 during the term unless either party gives notice of termination at least 90 days prior to such July 31 that the term of the Agreement is not to be extended. Under the Agreement, Mr. Roach is presently entitled to an annual salary of $250,000 per year, subject to increases and bonuses at the discretion of the Board of Directors. In addition, the Agreement requires the Company to provide Mr. Roach (whose principal place of business is the Company's executive offices in Copiague, New York) with an allowance to reimburse him for the cost of maintaining a place of abode in Puerto Rico, where the Company maintains its principal manufacturing facilities, not to exceed 20% of his then salary and to continue to maintain insurance benefits provided Mr. Roach at levels and terms no less favorable than are currently in effect. Mr. Roach has agreed, among other things, not to disclose confidential information of the Company and not to directly or indirectly engage, during the term of the agreement and for two years thereafter, in any activity which is competitive with the Company's business. In consideration for such covenant, Mr. Roach is to receive, for each year during the two-year period following termination of his employment, an amount equal to his highest salary rate in effect at any time during the one-year period preceding the date of such termination unless Mr. Roach's employment is terminated by reason of his death, voluntary termination other than for "good reason" (in general, adverse changes in his powers, duties, position or compensation or certain changes in the location where his duties are to be performed) or disability, as defined, for cause, as defined, and he is not capable of providing day-to-day services to a competitor. In the event of termination of employment by reason of death or disability, as defined, Mr. Roach or his beneficiary is entitled to receive a continuation of his compensation for a period of one year and two years, respectively. In the event Mr. Roach terminates his employment "for good reason", the Company will also be required to pay him a sum equal to three times the amount of his highest annual salary and highest bonus, for the current, or two preceding fiscal years, subject to reduction, as to any amount that would constitute a "parachute payment" under the Code to the maximum amount that would not constitute such a "parachute payment." In the event of the termination of Mr. Roach's employment other than for cause, all outstanding stock options then held by Mr. Roach shall fully vest.

         Dare P. Johnston is a party to an Employment Agreement, dated September 23, 1993, with the Company's subsidiary, TII-Ditel Inc., under which Ms. Johnston is to serve as President/General Manager of the Ditel Fiber Optic Division of the Company. The Agreement, as extended, provides for a term expiring April 30, 2000. Under the Agreement, Ms. Johnston's current annual salary is $133,000 per annum, subject to review at the end of each year of employment, with Ms. Johnston to receive a salary increase of up to 10% per year but not less than the percentage increase of a consumer price index. In the event of the termination of Ms. Johnston's employment by the Company other than for cause, death, disability or by Ms. Johnston following a reduction in rank or authority, Ms. Johnston will be entitled to receive all compensation that she would have received for the remaining term of her Agreement, but not less than six months' compensation, in a lump sum, and all outstanding options then held by Ms. Johnston shall fully vest. Ms. Johnston has agreed not to disclose confidential information of the Company during or after her employment and that, during the term of her employment and, for a period of two years thereafter, not to directly or indirectly engage in certain activities which are competitive to the Company.

         Paul G. Sebetic is a party to an Employment Agreement, dated May 1, 1997, with the Company under which Mr. Sebetic is to serve as Vice President-Finance. The Agreement provides for a term expiring April 30, 2000. Under the Agreement, Mr. Sebetic's salary is presently $110,000 and is subject to review at the end of each year of employment, with Mr. Sebetic to receive a salary increase of 10% per year but not less that the increase in a consumer price index. Mr. Sebetic is also to receive $6,000 per year as an allowance to reimburse him for the cost of maintaining a place of abode in Puerto Rico. In the event of the termination of Mr. Sebetic's employment by the Company, other than for cause, death, disability or by Mr. Sebetic following a reduction in rank or authority, Mr. Sebetic will be entitled to receive all compensation that he would have received for the remaining term of his Agreement, but not less than six months' compensation, in a lump sum, and all outstanding options held by Mr. Sebetic shall fully vest. Mr. Sebetic has agreed not to disclose confidential information of the Company during or after his employment and that, during the term of his employment and, for a period of two years thereafter, not to directly or indirectly engage in certain activities which are competitive to the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee currently are Joseph C. Hogan and William G. Sharwell. Mr. Sharwell was elected to the Committee in August 1996 to replace James R. Grover, Jr., who served on the Committee with Dr. Hogan during all of the Company's fiscal year ended June 30, 1996. The Company has retained Mr. Grover as legal counsel during the Company's last fiscal year and is retaining him during the Company's current fiscal year. Fees paid

Mr. Grover for services rendered to the Company during the Company's fiscal year ended June 27, 1997 were $30,000.

STOCK OPTION PLANS

         The Company currently maintains a 1995 Stock Option Plan (the "1995 Plan"), which enables the Company to grant options to purchase Common Stock to employees of, and consultants to, the Company and its present and future subsidiaries and a 1994 Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan"), which provides for the automatic grant of options to nonemployee directors at the time a person becomes a non-employee director and immediately following each annual meeting of stockholders at which directors are elected. See "-Renumeration of Directors." Options to purchase
974,661 shares of Common Stock also remain outstanding under the Company's 1983 Stock Option Incentive Plan and 1986 Stock Option Plan, each of which have terminated except with respect to outstanding options thereunder.

         After giving effect to option exercises to date, the 1995 Plan presently enables the Company to grant options to purchase 494,800 shares of Common Stock, of which options to purchase 382,300 shares are presently subject to outstanding options. The Company intends to seek stockholder approval of an amendment to the 1995 Plan to increase the number of shares of Common Stock subject thereto by 500,000 shares. The 1995 Plan permits the grant of either "incentive stock options" which are designed to qualify for the favorable tax treatment afforded under Section 422A of the Code ("ISOs") or non-qualified stock options ("NQSOs"). Options granted to consultants may only be granted as NQSOs. The exercise price of an option granted under the 1995 Plan cannot be less than the fair market value of the Common Stock on the date of grant (except that, in the case of ISOs granted to an employee who possesses more than 10% of all classes of stock of the Company, the option exercise price may not be less than 110% of such fair market value). The 1995 Plan is presently administered by the Company's Compensation Committee which, among other things, is empowered (as is the full Board of Directors) to determine, within the limits of the 1995 Plan, which employees and consultants are to be granted options, whether an option granted is to be an ISO or a NQSO, the number of shares of Common Stock to be subject to each option, the exercise price of each option, the term of each option (which may not exceed ten years, except that the term of an option granted to an employee who possesses more than 10% of all classes of stock of the Company may not exceed five years), the dates at which and terms under which an option may be exercised, whether to accelerate the date or the event for exercise of any option and the form of payment of the exercise price and any withholding taxes.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT

         The following table sets forth information, as of September 30, 1997, with respect to the beneficial ownership of Common Stock by (i) each person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each Named Executive Officer; and (iv) all executive officers and directors of the Company as a group. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.


                                                        AMOUNT AND
                                                        NATURE OF
                                                        BENEFICIAL    PERCENT OF
                BENEFICIAL OWNER                        OWNERSHIP       CLASS
                ----------------                        ---------       ------
Alfred J. Roach..................................         893,600(2)     11.6%
Dorothy Roach....................................          60,704(3)       *
Timothy J. Roach.................................         651,013(4)     8.4%
Overseas Private Investment
  Corporation....................................         400,000(5)     5.0%
C. Bruce Barksdale...............................          28,998(6)       *
James R. Grover, Jr..............................          35,600(7)       *
Joseph C. Hogan..................................          34,330(8)       *
William G. Sharwell..............................          35,000(9)       *
Dare P. Johnston ................................          34,000(10)      *
James A. Roach...................................          39,488(11)      *
Paul G. Sebetic .................................           7,000(12)      *
All executive officers and
directors as a group
(11 persons).....................................       1,863,733(13)    23.0%

---------------

(1) Asterisk indicates that the percentage is less than one percent. Percent of Class assumes the issuance of the Common Stock issuable upon the exercise of options or conversion of indebtedness (to the extent exercisable or convertible on or within 60 days after September 30,
         1997) held by such persons or entity but (except for the calculation of beneficial ownership by all executive officers and directors as a group) by no other person or entity.

(2) Includes 150,360 shares subject to options held under the Company's 1986 and 1995 Stock Option Plans. Excludes the shares owned by Mr. Roach's wife, Dorothy Roach, reflected below in this table, as to which shares Mr. Roach disclaims beneficial ownership. Mr. Roach's address is Route 2-Kennedy Avenue, Guaynabo, Puerto Rico 00657.

(3) Includes 8,960 shares subject to options held under the Company's 1986 Stock Option Plan. Excludes the shares owned by Mrs. Roach's husband, Alfred J. Roach, reflected above in this table, as to which shares Mrs. Roach disclaims beneficial ownership. Mrs. Roach's address is Route 2-Kennedy Avenue, Guaynabo, Puerto Rico 00657.

(4) Includes 968 shares owned by Mr. Roach's wife (who has sole voting and dispositive power with respect to the shares owned by her and as to which Mr. Roach disclaims beneficial ownership); and 150,000 shares subject to options held under the Company's 1986 and 1995 Stock Option Plans. Mr. Roach's address is c/o the Company, 1385 Akron Street, Copiague, NY 11726.

(5) Represents 300,000 shares issuable upon conversion of $750,000 of indebtedness and 100,000 shares issuable upon the exercise of an option. Overseas Private Investment Corporation's address is 1615 M Street, N.W., Washington, DC 20527.

(6) Includes 78 shares owned by Mr. Barksdale's children and 21,000 shares subject to options held under the Company's 1983 Employee Incentive Stock Option Plan and 1986 Stock Option Plan.

(7) Includes 25,000 shares subject to options held under the Company's 1994 Non-Employee Director Option Plan.

(8) Includes 34,250 shares subject to options held under the Company's 1986 Stock Option Plan and 1994 NonEmployee Director Stock Option Plan.

(9) Represents 35,000 shares subject to options held under the Company's 1986 Stock Option Plan and 1994 NonEmployee Director Option Plan.

(10) Represents 34,000 shares subject to options held under the Company's 1986 Stock Option Plan.

(11) Includes 1,000 shares owned by Mr. Roach's wife (who has sole voting and dispositive power with respect to the shares owned by her and as to which Mr. Roach disclaims beneficial ownership) and 31,000 shares subject to options held under the Company's 1986 Stock Option Plan.

(12) Includes 5,000 shares subject to options held under the Company's 1995 Stock Option Plan.

(13)     Includes 533,570 shares subject to options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since fiscal 1982, the Company has leased equipment from PRC Leasing, Inc. ("PRC"), a corporation wholly-owned by Alfred J. Roach, Chairman of the Board of Directors and a director of the Company. On July 18, 1991, as an inducement to the Company's then bank lenders to restructure the Company's long-term bank loan, among other things, the Company acquired certain equipment and replaced its leases for other equipment with a new lease. The equipment lease (as subsequently amended, the "Equipment Lease") has a term expiring July 17, 1999 (subject to an automatic extension until July 17, 2001, unless terminated by either party upon at least ninety days written notice prior to the scheduled renewal period) and provides for rentals at the rate of $200,000 per year. The Company believes that the rentals charged by PRC are comparable to the rentals which would have been charged by unrelated leasing companies for similar equipment.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to timely file initial statements of stock ownership and statements of changes of beneficial ownership with the Securities and Exchange Commission and furnish copies of those statements to the Company. Based solely on a review of the copies of the statements furnished to the Company to date, or written representations that no statements were required, the Company believes that all statements required to be filed by such persons with respect to the Company's fiscal year ended June 27, 1997 were timely filed, except that Joseph C. Hogan was late in reporting the exercise of a stock option covering 500 shares of Common Stock.

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

                                                                    Page Number
         Report of Independent Public Accountants.............         S-1

         Schedule II - Valuation and Qualifying Accounts......         S-2

         Information required by other schedules called for by Regulation S-X is either not applicable or the information required therein is included in the financial statements or notes thereto

                  3.  Exhibits

         Exhibit Number             Description

         3 (a)(1) Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 10, 1996. Incorporated by reference to
                                    Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1996 (File No. 1-8048).

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

         4(a)(1)(F)x                Fifth Amendment and Waiver dated as of
                                    September 23, 1997 to the Revolving Credit
                                    Agreement among International, the Company and the Bank. Incorporated by reference to
                                    Exhibit 4(a)(1)(F) to the Company's Annual
                                    Report is Form 10-K for the fiscal year
                                    ended June 27, 1997 (File No. 1-8048).

         4(a)(1)(G)*
                                    Sixth Amendment and Waiver dated as of
                                    October 17, 1997 to the Revolving Credit
                                    Agreement among International, the Company and the Bank.

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

         10(b)(1)+x                 Amended and Restated Employment Agreement
                                    dated as of August 1, 1997 between the
                                    Company and Timothy J Roach. Incorporated by reference to Exhibit 10(b)(1)+ to the Company's Annual Report is Form 10-K for the fiscal year ended June 27, 1997 (File No. 1-
                                    8048).

         10(b)(2)+*                 Amended and Restated Employment Agreement
                                    dated as of May 1, 1997 between the Company and Paul G. Sebetic.

         10(b)(3)(A)+x              Employment Agreement dated September 23,
                                    1993 between the Company and Dare P.
                                    Johnston. Incorporated by reference to
                                    Exhibit 10(b)(3)(A)+ to the Company's Annual
                                    Report is Form 10- K for the fiscal year ended June 27, 1997 (File No. 1-8048).

         10(b)(3)(B)+x              Extension dated as of June 2, 1997 to the
                                    Employment Agreement dated September 23,
                                    1993 between the Company and Dare P.
                                    Johnston. Incorporated by reference to
                                    Exhibit 10(b)(3)(B)+ to the Company's Annual
                                    Report is Form 10-K for the fiscal year
                                    ended June 27, 1997 (File No. 1-8048).

         10(c)(1)(A)                Equipment Lease dated July 18, 1991 between
                                    PRC Leasing, Inc. ("PRC") and the Company.
                                    Incorporated by reference to Exhibit
                                    10(b)(57) to the Company's Current Report on
                                    Form 8-K for the month of July 1991 (File
                                    No. 1-8048).

         10(c)(1)(B)                Amendment dated July 18, 1992 to Equipment
                                    Lease dated July 18, 1991 between the
                                    Company and PRC. Incorporated by reference to Exhibit 10(b)(67) to the Company's Annual
                                    Report on Form 10- K for the fiscal year ended June 25, 1993 (File No. 1- 8048).

         10(c)(1)(C)                Second Amendment dated February 25, 1993 to
                                    Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(b)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 1993 (File No. 1-
                                    8048).

         10(c)(1)(D)                Restated Third Amendment dated December 14,
                                    1993 to Equipment Lease dated July 18, 1991 between the Company and

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

         11 x                       Calculation of earnings per share.
                                    Incorporated by reference to Exhibit 11 to the Company's Annual Report is Form 10-K for the fiscal year ended June 27, 1997 (File No. 1-8048).

         21 x Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Company's Annual Report is Form 10-K for the fiscal year ended June 27, 1997 (File No. 1-8048).

         23 x                       Consent of Arthur Andersen LLP

         27 x Financial data schedule (file electronically only).

----------
*        Filed herewith.
+        Management Contract or arrangement
x        Previously filed with original filing of this Report

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


                                           TII INDUSTRIES, INC.
                                           (Registrant)


October 24, 1997                           By /s/   Paul G. Sebetic
                                           ------------------------
                                           Paul G. Sebetic,
                                           Vice President-Finance and
                                           Chief Financial Officer

                                EXHIBIT INDEX


Exhibit No.                Description

4(a)(1)(G)                 Sixth Amendment and Waiver dated as of October 17,
                           1997 to the Revolving Credit Agreement among
                           International, the Company and the Bank.

10(b)(2) Amended and Restated Employment Agreement dated as of May 1, 1997 between the Company and Paul G. Sebetic.