Form 10-Q
period 1997-09-26
TII INDUSTRIES INC
filed 1997-11-10
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  September 26, 1997

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


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of October 31, 1997 was 7,601,139.

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                    September   June 27,
                                                                    26, 1997      1997
                                                                    --------    --------
                                     ASSETS                       (unaudited)
Current Assets
       Cash and cash equivalents                                    $    856    $    247
       Marketable securities available for sale                        2,692       3,552
       Receivables                                                     7,731       7,388
       Inventories                                                    14,649      15,574
       Prepaid expenses                                                  358         402
                                                                    --------    --------
                  Total current assets                                26,286      27,163
                                                                    --------    --------
Fixed Assets
       Property, plant and equipment                                  39,130      37,812
       Less:  Accumulated depreciation and amortization              (24,077)    (23,768)
                                                                    --------    --------
                  Net fixed assets                                    15,053      14,044
                                                                    --------    --------

Other Assets                                                           1,532       1,616
                                                                    --------    --------

                  TOTAL ASSETS                                      $ 42,871    $ 42,823
                                                                    ========    ========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities
       Current portion of long-term debt and obligation under
          capital leases                                            $    554    $    537
       Accounts payable                                                5,361       5,833
       Accrued liabilities                                             1,253       1,138
                                                                    --------    --------
                  Total current liabilities                            7,168       7,508
                                                                    --------    --------

Long-Term Debt                                                           836         839
Long-Term Obligation Under Capital Leases                              1,328       1,465
                                                                    --------    --------
                                                                       2,164       2,304
                                                                    --------    --------

Stockholders' Investment
       Preferred Stock, par value $1.00 per share;
          1,000,000 authorized and issuable in series                   --          --
       Common Stock, par value $.01 per share;
          30,000,000 shares authorized (with one vote per share);
          7,593,077 and 7,488,473 shares issued at September 26,
          1997 and June 27, 1997, respectively                            76          75
       Warrants outstanding                                              159         159
       Capital in excess of par value                                 29,733      29,052
       Retained earnings                                               3,839       3,999
       Valuation adjustment to record marketable securities
          available for sale at fair value                                13           7
                                                                    --------    --------
                                                                      33,820      33,292
       Less - Treasury stock, at cost; 17,637 common shares             (281)       (281)
                                                                    --------    --------
                  Total stockholders' investment                      33,539      33,011
                                                                    --------    --------

                 TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT     $ 42,871    $ 42,823
                                                                    ========    ========

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 26, 1997 AND
                         SEPTEMBER 27, 1996 (unaudited)
                  (Dollars in Thousands, except per share data)


                                                                1997        1996
                                                              --------    --------
Net sales                                                     $ 13,503    $ 12,040
Cost of sales                                                   11,053       8,856
                                                              --------    --------

          Gross profit                                           2,450       3,184
                                                              --------    --------

Operating expenses
       Selling, general and administrative                       1,854       1,634
       Research and development                                    776         744
                                                              --------    --------
          Total operating expenses                               2,630       2,378
                                                              --------    --------

          Operating (loss) income                                 (180)        806

Interest expense                                                   (54)       (120)
Interest income                                                     59         108
Other income                                                        15           6
                                                              --------    --------

          (Loss) income before provision for income taxes         (160)        800

Provision for income taxes                                        --            48
                                                              --------    --------

          Net (loss) income                                   $   (160)   $    752
                                                              ========    ========


Net (loss) income per share - primary                         $   (.02)   $    .10
                                                              ========    ========

Weighted average shares outstanding - primary                    7,476       7,808
                                                              ========    ========

Net (loss) income per share - fully diluted                   $   (.02)   $    .10
                                                              ========    ========

Weighted average shares outstanding - fully diluted              7,476       8,108
                                                              ========    ========


                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
         FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 26, 1997 (unaudited)
                             (Dollars in Thousands)


                                                                                               Valuation
                                                                                               Adjustment
                                                                                               to record
                                                                                               Marketable
                                                                                               securities
                                                                    Capital in                 available
                                         Common       Warrants      excess of   Retained       for sale at   Treasury
                                         Stock       Outstanding    par value   Earnings       fair value     Stock
                                        --------      --------      --------    --------       --------      --------
BALANCE, June  27, 1997                 $     75      $    159      $ 29,052    $  3,999       $      7      $   (281)
    Exercise of stock options                  1          --             681        --             --            --
    Unrealized gain on  marketable
        securities available for sale       --            --            --          --                6          --
    Net loss for the three months
        ended September 26, 1997            --            --            --          (160)          --            --
                                        --------      --------      --------    --------       --------      --------

BALANCE, September 26, 1997             $     76      $    159      $ 29,733    $  3,839       $     13      $   (281)
                                        ========      ========      ========    ========       ========      ========




                  See notes to consolidate financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 26, 1997
                       AND SEPTEMBER 27, 1996 (unaudited)
                             (Dollars in Thousands)


                                                                                    1997       1996
                                                                                  -------    -------
Cash Flows from Operating Activities:
     Net (loss) income                                                            $  (160)   $   752
     Adjustments to reconcile net (loss) income to
        net cash provided by operating activities:
            Depreciation and amortization                                             309        279
            Provision for inventory allowance, net                                     99        100
            Amortization of other assets, net                                          59         25
            Changes in assets and liabilities
                 Increase in receivables                                             (343)    (1,004)
                 Decrease (increase) in inventories                                   826     (1,791)
                 Decrease (increase) in prepaid expenses and other assets              69        (34)
                (Decrease) increase in accounts payable and accrued liabilities      (357)     2,087
                                                                                  -------    -------
                      Net cash provided by operating activities                       502        414
                                                                                  -------    -------

Cash Flows from Investing Activities:
       Capital expenditures                                                        (1,318)    (1,005)
       Purchases of marketable securities available for sale                       (2,108)    (2,436)
       Sales and maturities of marketable securities available for sale             2,974      1,084
                                                                                  -------    -------
                    Net cash used in investing activities                            (452)    (2,357)
                                                                                  -------    -------

Cash flows from Financing Activities:
      Proceeds from exercise of options and warrants                                  682          5
      Payment of long-term debt and obligations under capital leases                 (123)       (62)
                                                                                  -------    -------
                        Net cash provided by (used in) financing activities           559        (57)
                                                                                  -------    -------
                        Net increase (decrease) in cash and cash equivalents          609     (2,000)

Cash and Cash Equivalents, at beginning of period                                     247      2,883
                                                                                  -------    -------

Cash and Cash Equivalents, at end of period                                       $   856    $   883
                                                                                  =======    =======

SUPPLEMENTAL DISCLOSURE:
       Non-cash transactions:
              Capital leases entered into                                         $  --      $    21
                                                                                  =======    =======
              Valuation adjustment to record marketable
                 securities available for sale at fair value                      $     6    $   (51)
                                                                                  =======    =======
        Cash paid during period for:
                 Income taxes                                                     $   112    $    24
                                                                                  =======    =======
                 Interest                                                         $    53    $    60
                                                                                  =======    =======


                 See notes to consolidated financial statements

                     TII INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of financial position at September 26, 1997 and results of operations and cash flows for the three months ended September 26, 1997 and September 27, 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 27, 1997. The results of operations for the three months ended September 26, 1997 are not necessarily indicative of the results that may be expected for the full year ending June 26, 1998.

NOTE 2 - NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common and common equivalent share is calculated using the weighted average number of common shares outstanding and the net additional number of shares that would be issuable upon the exercise of dilutive stock options and warrants assuming that the Company used the proceeds received to purchase additional shares (up to 20% of shares outstanding) at market value, retire debt and invest any remaining proceeds in U.S. government securities. The effect on net income (loss) of these assumed transactions is considered in the computation. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 128 Earnings Per Share (SFAS
128). SFAS 128 modifies the methodology for calculating earnings per share and is effective for periods ending after December 15, 1997. Upon adoption of the standard, prior period amounts must be restated. The Companys management does not expect SFAS 128 to have a material effect on the Companys earnings per share.

NOTE 3 - INVENTORIES

Inventories, net of allowances, consisted of the following components:



                                              September 26,            June 27,
                                                   1997                  1997
                                               -----------           -----------
Raw material                                   $ 5,724,000           $ 4,996,000
Work in process                                  6,988,000             4,584,000
Finished goods                                   1,937,000             5,994,000
                                               -----------           -----------
                                               $14,649,000           $15,574,000
                                               ===========           ===========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion and analysis should be read in conjunction with the foregoing consolidated financial statements and notes thereto.

Net sales for the first quarter of fiscal 1998 increased $1.5 million (12.2%) to $13.5 million from $12.0 million for the first quarter of fiscal 1997. Sales of Network Interface Devices NIDs, increased by $887,000 due principally to an increase in NID sales to a telephone operating company customer. Sales of fiber optic related products increased by $516,000, primarily due to the continued acceptance of the LIGHTRAXR product line. Sales of overvoltage surge protectors sold separately from NIDs decreased by $140,000 primarily as a result of the increase in sales of NIDs, which incorporate the Companys overvoltage surge protectors. Included in overvoltage surge protector sales is a $389,000 increase over the first quarter of fiscal 1997 in sales of modular station protectors introduced in late fiscal 1995. Sales of station electronics and other products increased by $223,000.

Gross profit for the first quarter of fiscal 1998 decreased by $734,000 (23.1%) to $2.5 million from $3.2 million for the first quarter of fiscal 1997. Gross profit as a percentage of sales decreased for the first quarter of fiscal 1998 to 18.1% from 26.4% for the first quarter of fiscal 1997. The Companys gross profit margin for the first quarter of fiscal 1998 continued to be impacted by additional material, labor and overhead costs associated with the accelerated production startup of its broadband NID product line to meet delivery schedules under recently awarded contracts. To a lesser extent, the Companys gross margin was affected by moving costs relating to relocating production processes from its Puerto Rico facility to its lower cost Dominican Republic facility. The Company expects these activities will be substantially completed by the end of the second quarter of fiscal 1998 and that volume deliveries of its broadband NIDs under recently awarded contracts will begin during the second and third quarters of fiscal 1998. The Company anticipates that the completion of its relocation program and the commencement of volume deliveries of its broadband NIDs will have a positive impact on the Companys gross profit margin beginning in the third quarter of fiscal 1998.

Selling, general and administrative expenses for the first quarter of fiscal 1998 increased by $220,000 (13.5%) to $1.9 million from $1.6 million for the first quarter of fiscal 1997. As a percentage of sales, selling, general and administrative expenses increased slightly for the first quarter of fiscal 1998 to 13.7% from 13.6% for the first quarter of fiscal 1997. The increase resulted primarily from personnel, promotion and other costs associated the Companys efforts to obtain new sales contracts.

Research and development expenses for the first quarter of fiscal 1998 increased $32,000 (4.3%) to $776,000 from $744,000 for the first quarter of fiscal 1997.
As a percentage of sales, research and development expenses for the first quarter of fiscal 1998 decreased to 5.7% from 6.2% for the first quarter of fiscal 1997. The slight dollar increase related primarily to higher personnel and other costs associated with product development for expansion of the Companys broadband NID product line.

Interest expense for the first quarter of fiscal 1998 decreased by $66,000 (55.0%) to $54,000 from $120,000 in the first quarter of fiscal 1997. Interest expense for the first quarter of fiscal 1997 included amortization of debt origination costs that ceased during such period.

Interest  income  for the first  quarter  of fiscal  1998  decreased  by $49,000
(45.4%) to $59,000 from $108,000 in the first quarter of fiscal 1997. The Company's use of cash and marketable securities since the first quarter of fiscal 1997, primarily for capital expenditures, reduced funds available for investment.

As a result of the foregoing, the Company incurred a net loss of $160,000 for the first quarter of fiscal 1998 versus net income of $752,000 for the first quarter of fiscal 1997. Net loss per share equaled $0.02 for the first quarter of fiscal 1998 versus fully diluted net income per share of $0.10 for the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Companys cash, cash equivalents and marketable securities decreased to $3.5 million at the end of the first quarter of fiscal 1998 from $3.8 million at the end of fiscal 1997. Working capital decreased to $19.1 million at the end of the first quarter of fiscal 1998 from $19.7 million at the end of fiscal 1997.

During the first quarter of fiscal 1998, $502,000 of cash was provided by operations. While the Company had a net loss of $160,000 for the first quarter of fiscal 1998, such loss included non-cash charges, including $368,000 for depreciation and amortization. The remaining cash flow from operations resulted primarily from an $826,000 decrease in inventories, which was partially offset by a decrease in accounts payable and accrued liabilities of $357,000 and an increase in receivables of $343,000.


During the first quarter of fiscal 1998, cash of $452,000 was used in investing activities for capital expenditures of $1.3 million offset, in part by proceeds from sales and maturities of marketable securities in excess of amounts reinvested of $866,000. Additionally, during the first quarter of fiscal 1998, financing activities provided $559,000, with $682,000 realized from the exercise of stock options and warrants being partially offset by the payment of $123,000 of long-term debt and obligations under capital lease.

The Company is a party to a Revolving Credit Loan Agreement with The Chase Manhattan Bank which, at September 26, 1997, entitled the Company to have outstanding borrowings of up to $3.6 million, declining by $400,000 each calendar quarter thereafter. As a result of the net loss for the first quarter of fiscal 1998, the Company was not in compliance with the debt service ratio and net income covenants contained in its Revolving Credit Loan Agreement. There is no loan amount outstanding under the agreement and the Company has received a waiver with respect to such no-compliance.

Funds anticipated to be generated from operations, together with available cash, marketable securities and borrowings available under the Company's Revolving Credit Agreement are considered to be adequate to finance the Company's operational and capital needs over at least the next twelve months. The Company filed a registration statement under the Securities Act of 1933, as amended, on October 22, 1997 with respect to a proposed underwritten offering of Common Stock to raise additional funds to purchase additional equipment and leasehold improvements and for working capital.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 30, 1997, the Company received a complaint in an action brought in the Superior Court of Bayamon, Puerto Rico by a former employee alleging wrongful termination of his employment and seeking damages of $3.8 million. The Company believes the case is without merit and will not have a material adverse effect on the Companys financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 25, 1997, the Company sold 14,500 shares of its Common Stock, $.01 par value per share (Common Stock), to Strategic Growth International, Inc. (Strategic Growth) pursuant to Strategic Growths partial exercise of an option to purchase up to 150,000 shares of Common Stock on or before August 31, 1997. The remainder of the option expired unexercised. The exercise price was $7.50 per share (an aggregate of $108,750). No underwriting discounts or commissions were paid in connection wth the issuance of the shares. In connection with the issuance, Strategic Growth acknowledged that the shares issued could not be sold or transferred in the absence of registration under the Securities Act of 1933, as amended(the Securities Act), or an opinion of counsel that such registration was not required. The Company believes that the exemption afforded by Section 4(2) of the Securities Act was applicable to the issuance of such shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
        --------
        11.             Statement Re: Computation of Per Share Earnings.
        27.             EDGAR financial data schedule.


(b)     Reports on Form 8-K
        -------------------
        On August 7, 1997, the Company filed a report on Form 8-K dated July 29, 1997 (date of earliest event reported), reporting under Item 5 - Other Events.


SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TII INDUSTRIES, INC.


Date: November 5, 1997                          /s/ Paul G. Sebetic
                                                ----------------------------
                                                Paul G. Sebetic
                                                Vice President-Finance and Chief
                                                Financial Officer