Form 10-Q
period 1997-12-26
TII INDUSTRIES INC
filed 1998-02-09
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 26, 1997

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

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of January 30, 1998 was 7,607,414.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                           December 26,  June 27,
                                                                               1997        1997
                                                                             --------    --------
                                                                            (unaudited)
                                     ASSETS
Current Assets
     Cash and cash equivalents                                               $  1,212    $    247
     Marketable securities available for sale                                    --         3,552
     Receivables                                                                6,194       7,388
     Inventories                                                               18,394      15,574
     Prepaid expenses                                                             670         402
                                                                             --------    --------
         Total current assets                                                  26,470      27,163
                                                                             --------    --------
Fixed Assets
     Property, plant and equipment                                             40,524      37,812
     Less: Accumulated depreciation and amortization                          (24,603)    (23,768)
                                                                             --------    --------
         Net fixed assets                                                      15,921      14,044
                                                                             --------    --------

Other Assets                                                                    1,636       1,616
                                                                             --------    --------

         TOTAL ASSETS                                                        $ 44,027    $ 42,823
                                                                             ========    ========

         LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities
     Current portion of long-term debt and obligation under capital leases   $    662    $    537
     Accounts payable                                                           7,596       5,833
     Accrued liabilities                                                        1,917       1,138
                                                                             --------    --------
         Total current liabilities                                             10,175       7,508
                                                                             --------    --------

Long-Term Debt                                                                    830         839
Long-Term Obligation Under Capital Leases                                       1,873       1,465
                                                                             --------    --------
                                                                                2,703       2,304
                                                                             --------    --------

Stockholders' Investment
     Preferred Stock, par value $1.00 per share; 1,000,000 authorized
       and issuable in series                                                    --          --
     Common Stock, par value $.01 per share; 30,000,000 shares
       authorized; 7,618,776 and 7,448,473 shares issued at
       December 26, 1997 and June 27, 1997, respectively                           76          75
     Warrants outstanding                                                         159         159
     Capital in excess of par value                                            29,848      29,052
     Retained earnings                                                          1,347       3,999
     Valuation adjustment to record marketable securities
       available for sale at fair value                                          --             7
                                                                             --------    --------
                                                                               31,430      33,292
     Less-Treasury stock, at cost; 17,637 common shares                          (281)       (281)
                                                                             --------    --------
         Total stockholders' investment                                        31,149      33,011
                                                                             --------    --------

         TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                      $ 44,027    $ 42,823
                                                                             ========    ========

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                  (Dollars in Thousands, except per share data)

                                                                              Three Months Ended       Six Months Ended
                                                                                   December                December
                                                                             26, 1997    27, 1996    26, 1997    27, 1996
                                                                             --------    --------    --------    --------
Net sales                                                                    $ 10,103    $ 12,957    $ 23,606    $ 24,997
Cost of sales                                                                   9,610       9,604      20,663      18,460
                                                                             --------    --------    --------    --------

        Gross profit                                                              493       3,353       2,943       6,537
                                                                             --------    --------    --------    --------

Operating expenses
     Selling, general and administrative                                        2,115       1,721       3,969       3,355
     Research and development                                                     792         776       1,568       1,520
                                                                             --------    --------    --------    --------
        Total operating expenses                                                2,907       2,497       5,537       4,875
                                                                             --------    --------    --------    --------

        Operating (loss) income                                                (2,414)        856      (2,594)      1,662

Interest expense                                                                  (53)        (49)       (107)       (169)
Interest income                                                                    30         162          89         270
Other expense                                                                     (55)         (6)        (40)          0
                                                                             --------    --------    --------    --------

        (Loss) Income before provision
           for income taxes                                                    (2,492)        963      (2,652)      1,763

Provision for income taxes                                                          0          58           0         106
                                                                             --------    --------    --------    --------

        Net (loss) income                                                    $ (2,492)   $    905    $ (2,652)   $  1,657
                                                                             ========    ========    ========    ========

Net (loss) income per share:
        Basic                                                                ($  0.33)   $   0.12    ($  0.35)   $   0.22
                                                                             ========    ========    ========    ========
        Diluted                                                              ($  0.33)   $   0.12    ($  0.35)   $   0.21
                                                                             ========    ========    ========    ========

Weighted average shares outstanding:

        Basic                                                                   7,595       7,430       7,535       7,430
                                                                             ========    ========    ========    ========
        Diluted                                                                 7,595       8,177       7,535       8,143
                                                                             ========    ========    ========    ========


                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS INVESTMENT
             FOR THE SIX MONTHS ENDED DECEMBER 26, 1997 (unaudited)
                             (Dollars in Thousands)

                                                                                              Valuation
                                                                                              Adjustment
                                                                                              to record
                                                                                              Marketable
                                                                     Capital                  securities
                                                                    in excess                available for
                                           Common      Warrants      of par       Retained      sale at       Treasury
                                            Stock     Outstanding     value       Earnings     fair value      Stock
                                           -------      -------      -------      -------       -------       -------
BALANCE, June 27, 1997                     $    75      $   159      $29,052      $ 3,999       $     7       $  (281)

Exercise of stock options                        1         --            796         --            --            --
Unrealized loss on marketable securities
 available for sale                           --           --           --           --              (7)         --
Net loss for the six months
 ended December 26, 1997                      --           --           --         (2,652)         --            --
                                           -------      -------      -------      -------       -------       -------

BALANCE, December 26, 1997                 $    76      $   159      $29,848      $ 1,347       $  --         $  (281)
                                           =======      =======      =======      =======       =======       =======

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE SIX MONTHS ENDED DECEMBER 26, 1997 AND DECEMBER 27, 1996 (UNAUDITED)
                             (Dollars in Thousands)

                                                                                       1997       1996
                                                                                     -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net (loss) income                                                           $(2,652)   $ 1,657
         Adjustments to reconcile net (loss) income to net
         cash (used in) provided by operating activities:
            Depreciation and amortization                                                835        839
            Provision for inventory reserve, net                                         199        199
            Amortization of other assets, net                                            118         25
            Changes in assets and liabilities
                        Decrease in receivables                                        1,194        613
                        Increase in inventories                                       (3,019)    (4,889)
                        Increase in prepaid expenses and other assets                   (413)      (181)
                        Increase in accounts payable and accrued liabilities           2,542      3,494
                                                                                     -------    -------
                              Net cash (used in)provided by operating activities      (1,196)     1,757
                                                                                     -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                                      (1,983)    (1,944)
            Purchases of marketable securities                                        (2,108)    (6,263)
            Sales and maturities of marketable securities                              5,660      5,289
                                                                                     -------    -------
                              Net cash provided by (used in) investing activities      1,569     (2,918)
                                                                                     -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from exercise of options and warrants                               797          6
            Payment of long-term debt and obligations under capital leases              (205)      (186)
                                                                                     -------    -------
                              Net cash provided by (used in) financing activities        592       (180)
                                                                                     -------    -------

                              Net increase (decrease) in cash and cash equivalents       965     (1,341)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                        247      2,883
                                                                                     -------    -------

CASH  AND CASH EQUIVALENTS, AT END OF PERIOD                                         $ 1,212    $ 1,542
                                                                                     =======    =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
            Capital leases entered into                                              $   729    $    97
                                                                                     =======    =======

            Cash paid during the period for:
                        Income taxes                                                 $   112    $    42
                                                                                     =======    =======
                        Interest                                                     $   106    $   122
                                                                                     =======    =======

                 See notes to consolidated financial statements

TII INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company's consolidated financial position at December 26, 1997 and results of operations and cash flows for the six months ended December 26, 1997 and December 27, 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 27, 1997. The results of operations for the six months ended December 26, 1997 are not necessarily indicative of the results that may be expected for the full year ending June 26, 1998.

NOTE 2 - NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principal Board Opinion No. 15 with basic earnings per share and diluted earnings per share commencing with periods ending after December 15, 1997. The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share amounts for the quarter and six months ended December 27, 1996 have been restated to conform to the requirements of SFAS 128.

NOTE 3 - INVENTORIES

Inventories, net of allowances, consisted of the following components:


                                 December 26,    June 27,
                                     1997          1997
                                 -----------   -----------

Raw material                     $ 7,573,000   $ 4,996,000

Work in process                    8,116,000     4,584,000

Finished goods                     2,705,000     5,994,000

                                 -----------   -----------
                                 $18,394,000   $15,574,000
                                 ===========   ===========


                 See notes to consolidated financial statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion and analysis should be read in conjunction with the foregoing consolidated financial statements and notes thereto.

Overview
--------

TII designs, manufactures and markets overvoltage surge protectors, network interface devices ("NIDS"), station electronics and fiber optic products for use in the communications industry. The Company has been a leading supplier of overvoltage surge protectors, primarily to U.S. telephone operating companies ("Telcos") for over 25 years.

To meet its customers' needs, the Company has introduced a line of broadband NIDS with features and functionality that the Company believes were instrumental in its recently winning two major contracts in July and September 1997. For strategic purposes, the Company accepted orders under one of these contracts which it believed it could fulfill under an aggressive delivery time schedule that mandated it to seek to accelerate production.

During the second quarter and first half of fiscal 1998, the Company experienced significant losses as a result of additional manufacturing costs incurred in gearing up toward the accelerated production of its new broadband NID product line for this contract, compounded, in the second quarter, principally by production disruptions as the Company sought to meet its customers' requested delivery schedules. These disruptions were primarily caused by the failure of certain vendors to, in turn, meet the Company's delivery requirements for required molds and inventory components, production breakdowns which produced significant delays and yield losses during the initial production process and delays in completing the training of permanent employees for both the Company's Puerto Rico and Dominican Republic facilities, as well as temporary manufacturing employees hired at its Puerto Rico facilities to meet the accelerated production schedule.

The Company resolved most of the production issues toward the end of the second quarter and expects increased sales and reduced expenses, with improved gross profit margins, during the balance of the fiscal year. The Company has initially based its new Chief Operating Officer at its Puerto Rico facilities in order to assist in completing the process.

The Company also expects that, with some modifications, which should result in some, but minimal, disruption, it will be able to gear up effectively for sales of products in its new broadband NID product line to the second new customer, production for which is expected to begin during the latter part of the third or fourth quarter of fiscal 1998.

Results of Operations
---------------------

Net sales for the second quarter of fiscal 1998 decreased by $2.9 million or 22.0% from $13.0 million for the second quarter of fiscal 1997 to $10.1 million for the second quarter of fiscal 1998. As discussed above, the decline in sales in the second quarter resulted primarily from the production delays encountered by the Company. Sales were also effected, to a lesser extent, by reduced sales of station protectors which the Company believes was part of customer inventory reductions and normal purchase volume fluctuations. Net sales for the six months ended December 26, 1997 were $1.4 million or 6.6% lower than for the comparable period in fiscal 1997 (declining from $25.0 million to $23.6 million). This decrease was caused by the effects of the lower sales in the second quarter offset, in part, by a $1.5 million sales increase in the first quarter of fiscal 1998. The Company believes that sales will be restored to more traditional levels in the third quarter of fiscal 1998, ending March 27, 1998.

As a result of the production disruptions discussed above and increased material, direct labor and freight costs, increased overtime, the hiring of additional temporary workers, outsourcing of certain production functions, product rework and higher manufacturing overhead incurred to meet customer's desired delivery schedules, gross profit margins decreased in the second quarter of fiscal 1998 to 4.9% of net sales from 25.9% of net sales for the second quarter of fiscal 1997. These factors, coupled with start-up costs, as well as, to a lesser extent, moving costs related to relocating production processes from the Company's Puerto Rico facility to its lower cost Dominican Republic facility incurred in the first quarter of fiscal 1998, were the primary factors in the Company's gross profit margin for the first six months of fiscal 1998 decreasing to 12.5% of net sales from 26.2% in the first six months of fiscal 1997. As noted above, the Company expects its gross margins to improve during the third and fourth quarters of fiscal 1998.

Selling, general and administrative expenses for the second quarter of fiscal 1998 increased by $397,000 (22.9%) to $2.1 million from $1.7 million for the second quarter of fiscal 1997 and by $617,000 (18.4%) to $4.0 million from $3.4 million for the second quarter of fiscal 1997. The increases resulted primarily from legal, accounting, printing and other expenses incurred in connection with a withdrawn proposed public offering of common stock and, additionally, for the six month period, additional personnel, promotion and other costs associated with the Company's efforts in obtaining new sales contracts.

Research and development expenses increased by $16,000 (2.1%) to $792,000 in the second quarter of fiscal 1998 over $776,000 for the comparable period in fiscal 1997 and by $48,000 (3.2%) to $1,568,000 in the first six months of fiscal 1998 compared to $1,520,000 in the first six months of fiscal 1997. These increases were due primarily to a greater number of personnel employed in this area and other costs associated with product development for the expansion of the Company's broadband NID product line.

Interest expense for the second quarter of fiscal 1998 increased by $4,000 to $53,000 from $49,000 in the second quarter of fiscal 1997 primarily as a result of an increase in obligations under capital leases for machinery and equipment. Interest expense for the first six months of fiscal 1998 was $62,000 lower than in the first six months of fiscal 1997 (declining to $107,000 from $169,000), which included amortization of debt origination costs that ceased during the first quarter of fiscal 1997.

Interest income for the second quarter and first six months of fiscal 1998 decreased by $132,000 (to $30,000 from $162,000) and by $181,000 (to $89,000 from $270,000) from the respective comparable periods in fiscal 1997 due to a reduced amount of funds available for investment.

As a result of the foregoing, the Company incurred a net loss of $2,492,000 ($0.33 per share on a basic earnings per share basis) for the three months ended December 26, 1997 compared to net income of $905,000 ($0.12 per share on a basic earnings per share basis) for the three months ended December 27, 1996. For the six months ended December 26, 1997, the Company experienced a loss of $2,652,000 ($0.35 per share on a basic earnings per share basis) compared to net income of $1,657,000 ($0.22 per share on a basic earnings per share basis).

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities decreased to $1.2 million at the end of the second quarter of fiscal 1998 from $3.8 million at the end of fiscal 1997. Working capital decreased to $16.3 million at the end of the second quarter of fiscal 1998 from $19.7 million at the end of fiscal 1997.

During the first six months of fiscal 1998, $1.2 million of cash was used by operations. The Company's principal use of cash was to fund the Company's net loss during the period ($1.5 million, net of non-cash depreciation and amortization expenses of $953,000). This was offset, in part, by cash provided by a net change in assets and liabilities of approximately $304,000, primarily from an increase of $2.5 million in accounts payable and accrued liabilities and a $1.2 million decrease in receivables, offset to a large degree by a $3.0 million increase in inventories. The increase in inventories was due to the Company's purchase of significant amounts of raw materials to support its new product launch. However, due to the production disruptions mentioned previously in this Report, a large portion of this product was not sold during the first half of fiscal 1998.

During the first six months of fiscal 1998, cash of $1.6 million was provided by investing activities. Proceeds from sales and maturities of marketable securities in excess of amounts reinvested generated $3.6 million of cash, of which $1.9 million was used for capital expenditures, primarily purchases of machinery, equipment, tools and dies and leasehold improvements. Additionally, during the first six months of fiscal 1998, financing activities provided $592,000 of cash, with $797,000 realized from the exercise of stock options and warrants being partially offset by the payment of $205,000 of long-term debt and obligations under capital leases.

As a result of the net loss for the second quarter of fiscal 1998, the Company was not in compliance with the debt service ratio and net income covenants contained in its Revolving Credit Agreement. There were no loan amounts outstanding under the agreement and the Company received a waiver with respect to such non-compliance. Following the end of the quarter, the Company entered into an amendment to the Revolving Credit Agreement in order to, among other things, (i) fix the availability of the loan facility at $1.5 million for the remaining term of the facility (in lieu of $2.8 million in availability at December 31, 1997, reducing by $400,000 at the end of each calendar quarter thereafter), (ii) adjust the interest rate applicable to borrowings to the bank's prime rate through February 28, 1998 and thereafter to the bank's prime rate plus 1% per annum and (iii) amend or delete certain financial covenants.

On January 26, 1998, the Company completed a private placement (the "Private Placement") of 5,000 shares of its newly-created Series C Convertible Preferred Stock (the "Preferred Shares") and warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock (the "Warrants") for an aggregate purchase price of $5.0 million. The Company paid a placement agent fee of $250,000 in connection therewith. The Preferred Shares (i) bear no dividends, (ii) have a liquidation preference of $1,150 per share, (iii) may be converted into shares of the Company's Common Stock by the holders thereof, commencing May 27, 1998 (subject to acceleration in certain cases), in any thirty-day period, up to one-third of the number of Preferred Shares purchased, at a conversion price (with the Preferred Shares valued at $1,000 per share) equal to approximately $7.08 per share until July 25, 1998 and (iv) thereafter at a conversion price equal to the lower of $7.08 or 95% of the average closing bid prices of the Company's Common Stock during the ten consecutive trading days immediately prior to conversion (such conversion prices being subject to adjustment if certain events occur), (v) may be redeemed by the Company until May 26, 1998 at a redemption price of $1,150 per Preferred Share and (vi) may be redeemed in certain instances at the option of the holders thereof at a price equal to the higher of $1,150 per Preferred Share or the then closing bid price of the underlying shares of Common Stock. The Warrants are exercisable until July 25, 2001 at an exercise price equal to approximately $7.03 per share, subject to adjustment in certain cases. The Company has also agreed to file, at the Company's expense, a registration statement under the Securities Act of 1933, as amended, covering the potential resale by the investors of the shares of Common Stock issuable upon conversion of the Preferred Shares and exercise of the Warrants. The Company has also agreed to permit, with certain exceptions, the investors to join in other registration statements filed by the Company. The net proceeds from the Private Placement are intended to be used to purchase additional equipment and leasehold improvements to increase the Company's manufacturing capacity to support the contracts discussed above and certain other contracts and for working capital.

Funds anticipated to be generated from operations, together with the proceeds from the Private Placement, and available cash and borrowings under the Company's Revolving Credit Agreement, are considered to be adequate to finance the Company's operational and capital needs over at least the next twelve months.

Forward Looking Statements
--------------------------

In order to keep the Company's stockholders and investors informed of the Company's future plans, this Report contains (and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers may contain) forward-looking statements concerning, among other things, the Company's future plans and objectives that are or may be deemed to be "forward-looking statements." The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements.

These include, but are not limited to, general economic and business conditions; the Company's ability to fulfill its growth strategies; the Company's ability to market its existing, recently developed and new products; potential changes in customer spending and purchasing policies and practices; the risks inherent in new product introductions, such as start-up delays which could result in the loss of the contracts and uncertainty of customer acceptance of deliveries; the Company's ability to realize upon its inventories; dependence on third parties for certain product components and equipment; avoiding the inherent risks of offshore manufacturing; the regulatory environment applicable to the telecommunications industry; competition; potential technological changes and changes in industry standards, including the Company's ability to timely develop new products and adapt its existing products to technological changes; the Company's ability to attract and retain technologically qualified personnel and certain management; the renewal of the Company's lease for its manufacturing facilities in Puerto Rico on satisfactory terms or finding replacement facilities in Puerto Rico; the retention of the tax benefits provided by its Puerto Rico and Dominican Republic operations; the Company's ability to protect its proprietary rights; and the availability of financing on satisfactory terms to support the Company's growth.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on January 21, 1998, the Company's stockholders:

        (a) Elected the following to serve as Class III directors of the Company until the Company's Annual Meeting of Stockholders to be held in the year 2000 and until their respective successors are elected and qualified, by the following votes:


                                           For               Withheld
                                        ---------           ---------
Alfred J. Roach                         6,319,982             230,025
Timothy J. Roach                        6,323,506             226,501

        (b) Approved an amendment to the Company's 1995 Stock Option Plan to increase the number of shares of the Company's Common Stock which may be issued thereunder from 500,000 to 1,250,000 shares, by the following vote:

                 For             Against         Abstain     Non-Votes
              ---------          -------         -------     ---------

              2,556,430          564,509         17,447      3,411,621

            (c) Ratified the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the Company's fiscal year ending June 26, 1998, by the following vote:

                 For            Against          Abstain
              ---------         -------          -------
              6,507,470          25,836           16,701

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

                No.                 Description

                4.1 Certificate of Designation, as filed with the Secretary of State of the State of Delaware on January 26, 1998. Incorporated by reference to
                              Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) January 26, 1998. (File No. 1-8048).

               10.1           The Company's 1995 Stock Option Plan, as amended.

               10.2 Employment Agreement dated as of January 21, 1998 between the Company and James A. Roach.

               11.            Statement re: Computation of Per Share Earnings.

               27.            EDGAR Financial Data Schedule.

               99.1 Form of Warrant issued to the investors in the Company's January 26, 1998 private placement. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) January 26, 1998. (File No. 1-8048).

         (b)      Reports on Form 8-K:

No Reports on Form 8-K were filed during the quarter for which this Report is filed. However, following the end of the quarter, the Company filed the following Reports on Form 8-K dated (date of earliest event reported): (i) January 6, 1998 reporting under Item 5 - Other Events and Item 7 - Financial Statements and Exhibits and (ii) January 28, 1998 reporting under Item 5 - Other Events and Item 7 - Financial Statements and Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 TII INDUSTRIES, INC.


Date:       February 6, 1998                     /s/ Paul G. Sebetic
                                                -----------------------------
                                                 Paul G. Sebetic
                                                 Vice President-Finance and
                                                 Chief Financial Officer