Form 10-Q
period 1998-03-27
TII INDUSTRIES INC
filed 1998-05-11
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended MARCH 27, 1998

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

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 1, 1998 was 7,613,864.

                         PART I. FINANCIAL INFORMATION

                     TII INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, except per share data)

                                                                                     March 27,
                                                                                       1998        June 27, 1997
                                                                                   ------------    ------------
                                                                                   (unaudited)
                                     ASSETS
Current Assets
    Cash and cash equivalents                                                      $      1,847    $        247
    Marketable securities available for sale                                               --             3,552
    Receivables                                                                           7,707           7,388
    Inventories                                                                          18,137          15,574
    Prepaid expenses                                                                        844             402
                                                                                   ------------    ------------
                   Total current assets                                                  28,535          27,163
                                                                                   ------------    ------------
Fixed Assets
    Property, plant and equipment                                                        41,816          37,812
    Less:  Accumulated depreciation and amortization                                    (25,010)        (23,768)
                                                                                   ------------    ------------
                   Net fixed assets                                                      16,806          14,044
                                                                                   ------------    ------------
Other Assets                                                                              1,761           1,616
                                                                                   ------------    ------------

                   TOTAL ASSETS                                                    $     47,102    $     42,823
                                                                                   ============    ============


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities
    Current portion of long-term debt and obligation under capital leases          $      1,888    $        537
    Accounts payable                                                                      5,758           5,833
    Accrued liabilities                                                                   2,097           1,138
                                                                                   ------------    ------------
                   Total current liabilities                                              9,743           7,508
                                                                                   ------------    ------------

Long-term Debt                                                                              828             839
Long-term Obligations Under Capital Leases                                                1,826           1,465
                                                                                   ------------    ------------
                                                                                          2,654           2,304
                                                                                   ------------    ------------
Series C Convertible  Redeemable  Preferred Stock,  5,000 and 0 shares issued at
March 27, 1998 and June 27, 1997, respectively; liquidation preference of
$1,150 per share                                                                          4,475            --
                                                                                   ------------    ------------

Stockholders' Investment
    Preferred Stock, par value $1.00 per share; 1,000,000 authorized; issued
    5,000 shares of Series C Convertible Redeemable Preferred Stock                        --              --
    Common  Stock,  par value  $.01 per  share; 30,000,000 shares authorized;
    7,625,051 and 7,448,473 shares issued at March 27, 1998 and June 27,
    1997, respectively                                                                       76              75
    Warrants outstanding                                                                    159             159
    Capital in excess of par value                                                       30,117          29,052
    Retained earnings                                                                       159           3,999
    Valuation adjustment to record marketable securities available for sale at
    fair value                                                                             --                 7
                                                                                   ------------    ------------
                                                                                         30,511          33,292
    Less - Treasury stock, at cost; 17,637 common shares                                   (281)           (281)
                                                                                   ------------    ------------
                   Total stockholders' investment                                        30,230          33,011
                                                                                   ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS'                                         $     47,102    $     42,823
       INVESTMENT                                                                  ============    ============


                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in Thousands, except per share data)

                                       Three Months Ended       Nine Months Ended
                                              March                   March
                                      27, 1998    28, 1997    27, 1998    28, 1997
                                      --------    --------    --------    --------
Net Sales                             $ 12,332    $ 12,535    $ 35,938    $ 37,532
Cost of sales                           10,571      12,178      31,234      30,638
                                      --------    --------    --------    --------
          Gross profit                   1,761         357       4,704       6,894
                                      --------    --------    --------    --------

Operating expenses
    Selling, general and
    administrative                       2,005       1,906       5,974       5,261
    Research and development               826         842       2,394       2,362
                                      --------    --------    --------    --------
          Total operating expenses       2,831       2,748       8,368       7,623
                                      --------    --------    --------    --------
          Operating loss                (1,070)     (2,391)     (3,664)       (729)

Interest expense                           (50)        (60)       (157)       (229)
Interest income                             28          54         117         324
Other income                                79          41          39          41
                                      --------    --------    --------    --------

          Loss before provision for
          income taxes                  (1,013)     (2,356)     (3,665)       (593)

Provision for income taxes                --           (31)       --            75
                                      --------    --------    --------    --------
          Net loss                      (1,013)     (2,325)     (3,665)       (668)

Preferred stock embedded dividend         (175)       --          (175)       --
                                      --------    --------    --------    --------

          Net loss applicable to
          common shareholders         $ (1,188)   $ (2,325)   $ (3,840)   $   (668)
                                      ========    ========    ========    ========

Net loss per share:
          Basic                       ($  0.16)   ($  0.31)   ($  0.51)   ($  0.09)
                                      ========    ========    ========    ========
          Diluted                     ($  0.16)   ($  0.31)   ($  0.51)   ($  0.09)
                                      ========    ========    ========    ========

Weighted average shares
outstanding:
    Basic                                7,604       7,431       7,558       7,430
                                      ========    ========    ========    ========
    Diluted                              7,604       7,431       7,558       7,430
                                      ========    ========    ========    ========

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
              FOR THE NINE MONTHS ENDED MARCH 27, 1998 (unaudited)
                             (Dollars in Thousands)


                                                                                        Valuation
                                                                                        Adjustment
                                                                                        to record
                                                                                        Marketable
                                                                                        securities
                                                               Capital in              available for
                                      Common    Warrants       excess of   Retained       sale at      Treasury
                                      Stock    Outstanding     par value   Earnings     fair value       Stock
                                     -------  ------------     ----------  --------     -----------    --------
BALANCE, June 27, 1997              $    75      $   159      $29,052      $ 3,999       $     7       $  (281)

Exercise of stock options                 1         --            815         --            --            --
Unrealized loss on marketable
    securities available for sale      --           --           --           --              (7)         --
Issuance of Series C Preferred
    Stock (Note 5)                     --           --            250         --            --            --
Imbedded dividend on Series
    C Preferred Stock                  --           --           --           (175)         --            --
Net loss for the nine months
    ended March 27, 1998               --           --           --         (3,665)         --            --
                                    -------      -------      -------      -------       ---           -------
BALANCE, March 27, 1998             $    76      $   159      $30,117      $   159       $  --         $  (281)
                                    =======      =======      =======      =======       =======       =======







                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 27, 1998
                         AND MARCH 28, 1997 (unaudited)
                             (Dollars in Thousands)

                                                                           1998        1997
                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $ (3,665)   $   (668)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                                     1,242       1,292
          Provisions for inventory allowance, net                             297       2,798
          Amortization for other assets, net                                  177          45
          Changes in assets and liabilities:
             (Increase) decrease in receivables                              (319)         40
             Increase in inventories                                       (2,860)     (4,774)
             Increase in prepaid expenses and other assets                   (771)       (399)
             Increase in accounts payable and accrued liabilities             884         885
                                                                         --------    --------
                   Net cash used in operating activities                   (5,015)       (781)
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (3,275)     (2,827)
    Purchases of marketable securities available for sale                  (3,276)     (8,552)
    Sales and maturities of marketable securities available for sale        6,828      10,759
                                                                         --------    --------
                   Net cash provided by (used in) investing activities        277        (620)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of options and warrants                            816           6
    Net proceeds from short-term borrowings                                 1,500        --
    Net proceeds from issuance of preferred stock                           4,550        --
    Payment of long-term debt and obligation under capital
    leases                                                                   (528)       (282)
                                                                         --------    --------
                   Net cash provided by (used in) financing activities      6,338        (276)
                                                                         --------    --------
                   Net increase (decrease) in cash and cash
                   equivalents                                              1,600      (1,677)

Cash and Cash Equivalents, at beginning of period                             247       2,883
                                                                         --------    --------
Cash and Cash Equivalents, at end of period                              $  1,847    $  1,206
                                                                         ========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
    Capital leases entered into                                          $    729    $    533
                                                                         ========    ========
    Embedded dividend on Series C Preferred Stock                        $    175    $   --
                                                                         ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes                                           $    112    $     42
                                                                         ========    ========
    Cash paid for interest                                               $    177    $    181
                                                                         ========    ========

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company's consolidated financial position at March 27, 1998 and results of operations and cash flows for the nine months ended March 27, 1998 and March 28, 1997. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 27, 1997. The results of operations for the nine months ended March 27, 1998 are not necessarily indicative of the results that may be expected for the full year ending June 26, 1998.

NOTE 2 - EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principal Board Opinion No. 15 with basic earnings per share and diluted earnings per share commencing with periods ending after December 15, 1997. Per share amounts for the quarter and nine months ended March 28, 1997 have been restated to conform to the requirements of SFAS 128. Because the Company experienced a loss in all reported periods, shares issuable upon the exercise of stock options and warrants and upon conversion of the Company's Series C Preferred Stock were not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive. However, the embedded dividend related to such Preferred Shares increased the net loss applicable to common shareholders.

NOTE 3 - INVENTORIES

Inventories, net of allowances, consisted of the following components:


                                                March 27,              June 27,
                                                   1998                  1997
                                               -----------           -----------
          Raw material                         $ 8,328,000           $ 4,996,000
          Work in process                        5,315,000             4,584,000
          Finished goods                         4,494,000             5,994,000
                                               -----------           -----------
                                               $18,137,000           $15,574,000
                                               ===========           ===========

NOTE 4 - NON-RECURRING CHARGE IN THIRD QUARTER OF FISCAL 1997

During the third quarter of fiscal 1997, Access Network Technologies ("ANT"), a joint venture between Lucent Technologies, Inc. ("Lucent") and Raychem Corporation ("Raychem"), was dissolved. The Company had entered into a strategic agreement with ANT in 1995 to develop and manufacture advanced overvoltage surge protectors. The first products introduced by the joint venture combined TII overvoltage surge protectors with a proprietary gel sealing technology from Raychem that makes these products virtually impenetrable by weather. Following such dissolution, the Company increased its allowance for the inventory which was produced for ANT. The Company and Raychem have agreed to continue to manufacture and market the products without the participation of Lucent. In addition, during the third quarter of fiscal 1997, the Company put into effect certain measures to reduce costs and enhance profitability. These measures included a reduction of personnel, the movement of certain production processes to the Company's lower cost facility in the Dominican Republic, the outsourcing of certain manufacturing steps, the realignment of the Company's sales and marketing force and the discontinuance of certain lower margin products. These actions resulted in non-recurring charges of $3.0 million ($2.9 million of which was charged to cost of sales and $50,000 was charged to each of selling, general and administrative expense and research and development expense) in the third quarter of fiscal 1997, consisting of an increase to the allowance for inventory primarily related to the ANT joint venture product line (approximately $2.7 million), as well as severance related costs (approximately $250,000) and costs to close or move certain production processes (approximately $50,000).

NOTE 5 - SERIES C CONVERTIBLE PREFERRED STOCK

On January 26, 1998, the Company completed a private placement of 5,000 shares of its newly created Series C Convertible Preferred Stock ("Preferred Shares") and Warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock ("Warrants") for an aggregate purchase price of $5,000,000. The Company incurred a commission and other issuance costs of $450,000 for net proceeds of $4,550,000. The Preferred Shares were issued along with a beneficial conversion feature approximating $250,000 which has been measured and recognized as additional paid in capital. The amortization of both the issuance costs of $450,000 and the beneficial conversion feature of $250,000 over the period to earliest conversion (eight months) has been recognized as a non-cash preferred stock imbedded dividend and has increased the net loss applicable to common shareholders and has been applied to the preferred share balance. The Preferred Shares bear no dividends, are convertible into shares of the Company's Common Stock commencing on May 27, 1998, and are convertible at a conversion price equal to approximately $7.08 per share until July 25, 1998 and thereafter at a conversion price equal to the lower of $7.08 or 95% of the average of the closing bid prices of the Company's Common Stock during the ten consecutive trading days immediately preceding the conversion date of the Preferred Shares. The Preferred Shares are redeemable at the option of the holders at a price equal to $1,150 per share in the event of certain business combinations of the Company, the sale of substantially all of the Company's assets and in certain other cases, including the failure of the Company to obtain effectiveness of the registration statement filed for the Common Stock underlying the Preferred Shares and Warrants, to maintain the effectiveness of such registration statement, to maintain the listing of the Company's Common Stock on the Nasdaq National Market or the Company's failure to convert the Preferred Shares.

Additionally, because the Preferred Shares have conditions for redemption that are not solely within the control of the Company, they have been classified outside of stockholders investment in the accompanying consolidated balance sheets.

NOTE 6 - SERIES D JUNIOR PARTICIPATING PREFERRED STOCK

On May 7, 1998, the Company adopted a Stockholder Rights Plan providing for the distribution to the Company's stockholders of one Right (a "Right" and, collectively with all other Rights to be issued, the "Rights") for each share of the Company's Common Stock issued and outstanding at the opening of business on May 21, 1998 (the "Distribution Date") and each subsequent share of Common Stock issued. Each Right entitles the registered holder of a share of Common Stock to purchase from the Company 1/1000 of a share of Series D Junior Participating Preferred Stock, par value $1.00 per share, of the Company (the "Preferred
Stock") at a price of $30 per Right (the "Purchase Price"), subject to adjustment. The Rights have a term of ten years, have no voting power or rights to dividends, and are not detachable and not separately transferable from the Company's Common Stock until they become exercisable. In general, the Rights become exercisable following an announcement that a person or group of affiliated or associated persons (an "Acquiring Person"), or the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning at least 20% of the Company's outstanding Common Stock. If any person becomes an Acquiring Person by acquiring beneficial ownership of at least 20% of the Company's Common Stock, each outstanding Right (other than those owned by an Acquiring Person) will "flip in" and become a right to buy, at the Purchase Price, that number of shares of Common Stock of the Company that will have a market value of two times the Purchase Price. After a person becomes an Acquiring Person (but before such Acquiring Person owns 50% or more of the outstanding Common Stock), the Company may permit each Right (other than those owned by an Acquiring Person) to be exchanged, without payment of the Purchase Price, for one share of Common Stock. If (i) the Company is acquired in a merger or other business combination transaction and the Company does not survive or the Company merges, consolidates or engages in a share exchange with another person and does survive but all or part of its stock is changed, or (ii) at least 50% of the Company's assets or earning power is sold or transferred, then each outstanding Right will "flip over" and become a right to buy, at the Purchase Price, that number of shares of Common Stock of the acquiring company that will have a market value of two times the Purchase Price.

The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time prior to the time a person acquires beneficial ownership of at least 20% of the Company's Common Stock and, if certain conditions are met, within ten days following the time a person has acquired 20% or more of the Common Stock.

NOTE 7 - NEW REVOLVING CREDIT FACILITY

On April 30, 1998, the Company and certain of its subsidiaries entered into Revolving Credit, Term Loan and Security Agreements with BNY Financial Corporation, an affiliate of The Bank of New York, which establish three related credit facilities in an aggregate principal amount of $12.5 million. These facilities replaced the Company's then existing revolving credit loan facility and equipment lease facility, in which the Company was not in compliance with certain financial covenants, which facilities were repaid and terminated. Certain long-term obligations under capital leases in the accompanying March 27, 1998 balance sheet, under the replaced equipment lease facility, have been classified as long term, even though the Company was not in compliance with its terms, as the Company followed the provisions of its new loan facility.

The new loan facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of the eligible accounts receivable and 50% of the eligible inventory, subject to certain reserves. The new facility also provides for loans for the purpose of acquiring eligible equipment or financing or refinancing eligible equipment previously acquired. The aggregate principal amount of all such loans may not exceed $6.5 million, limited by a borrowing base not exceeding 75% of the equipment purchase price of new equipment or the orderly liquidation value of eligible equipment already owned. Any portion of the aggregate $6.5 million commitment for capital expenditure loans not borrowed by December 31, 1998 is extinguished. Capital expenditure loans are to be repaid through March 31, 2003, subject to mandatory prepayments from disposition proceeds and insurance proceeds in certain circumstances. The final scheduled maturity date of the revolving credit loans is April 30, 2003. The maturity dates of capital expenditure borrowings and revolving credit loans may be extended in certain instances.

Outstanding  revolving  credit loans bear interest at a rate per annum based on:
(a) a floating rate (in general, equal to the greater of the bank's prime rate and 0.50% per annum in excess of a specified weighted average of rates on overnight Federal funds transactions), plus, in either case, 0.25% per annum; to the extent selected by the Company, a fixed rate based upon the bank's LIBOR rate for specified loan periods plus 2.50% per annum; and to the extent selected by the Company, a rate equal to the daily average of a published "one-month" LIBOR rate plus 2.50% per annum. Outstanding capital expenditure loans bear interest based at the same rates per annum plus 0.25% per annum. The loan agreements also require the payment by the Company of specified fees.

The loan agreements require, among other things, that: (a) the Company maintain a consolidated tangible net worth of at least $30.0 million (with such minimum amount to be increased each fiscal quarter, commencing June 27, 1998, by an amount equal to 50% of the Company's consolidated net income for such quarter);
(b) capital expenditures of the Company and its subsidiaries not exceed in the aggregate $6.0 million (for the fiscal year ending June 1998), $5.0 million (for the fiscal year ending June 1999), or $5.8 million (for any fiscal year ending thereafter); and (c) no new operating leases be entered into by the Company or its subsidiaries if, after giving effect thereto, the aggregate annual rental payments for all leased property (excluding capital leases) would exceed $750,000 in any one fiscal year. The loan agreements also impose limitations on, among other things, dividends on and redemptions (and repurchases) of equity securities and the incurrence of additional indebtedness.

The Company and each of its subsidiaries has collateralized their respective obligations by a grant of a lien and security interest against substantially all of its respective assets and properties, regardless of whether comprising a part of the borrower's base and pledge of all (or in one case 65%) of each subsidiaries' capital stock.

NOTE 8 - NEW PUERTO RICO FACILITIES LEASE

In April 1998, the Company entered into a new lease to replace its expired lease with Puerto Rico Industrial Development Company covering the Company's manufacturing facilities in Toa Alta, Puerto Rico. The new lease is for a term expiring April 30, 2006 and provides minimum annual rentals of approximately $123,000, $133,000, $143,000, $149,000, $168,000 in fiscal 1998, 1999, 2000,
2001 and 2002, respectively, and $673,000 in the aggregate for fiscal 2003 through the end of the lease term. Among other things, the Company is also responsible for operating expenses, utilities, maintenance, insurance, taxes and most other costs associated with the property and is to employ at least 100 production workers at the facility.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the foregoing consolidated financial statements and notes thereto.

OVERVIEW

TII designs, manufactures and markets overvoltage surge protectors, network interface devices ("NIDS"), station electronics and fiber optic products for use in the communications industry. The Company has been a leading supplier of overvoltage surge protectors to U.S. telephone operating companies ("telcos") for over 25 years.

The Company's results of operations were adversely affected by several factors in the third quarter of fiscal 1997, as well as during the first three quarters (particularly in the second and, to a lesser degree, the third quarters) of fiscal 1998.

During the third quarter of fiscal 1997, Access Network Technologies ("ANT"), a joint venture between Lucent Technologies, Inc. ("Lucent") and Raychem Corporation ("Raychem"), was dissolved. The Company had entered into a strategic agreement with ANT in 1995 to develop and manufacture advanced overvoltage surge protectors. The first products introduced by the joint venture combined TII overvoltage surge protectors with a proprietary gel sealing technology from Raychem that makes these products virtually impenetrable by weather. Following such dissolution, the Company increased its allowance for the inventory which was produced for ANT. In addition, during the third quarter of fiscal 1997, the Company put into effect certain measures to reduce costs and enhance profitability. These measures included a reduction of personnel, the movement of certain production processes to the Company's lower cost facility in the Dominican Republic, the outsourcing of certain manufacturing steps, the realignment of the Company's sales and marketing force and the discontinuance of certain lower margin products. These actions resulted in non-recurring charges of $3.0 million ($2.9 million of which was charged to cost of sales and $50,000 was charged to each of selling, general and administrative expense and research and development expense) in the third quarter of fiscal 1997, consisting of an increase to the allowance for inventory primarily related to the ANT joint venture product line (approximately $2.7 million), as well as severance related costs (approximately $250,000) and costs to close or move certain production processes (approximately $50,000). The Company and Raychem agreed to continue to manufacture and market the products without the participation of Lucent. The Company does not expect to incur any other charges as a result of the effects of the dissolution of the ANT joint venture.

To meet its customers' needs, the Company has introduced a line of broadband NIDS with features and functionality that the Company believes were instrumental in its winning two major contracts in July and September 1997 with a RBOC and an independent telco, respectively, each of which was a pre-existing unaffiliated customer. For strategic purposes, the Company accepted orders under one of these contracts which it believed it could fulfill under an aggressive delivery time schedule that mandated it to seek to accelerate production.

Beginning in the fourth quarter of fiscal 1997 and continuing through the third quarter of fiscal 1998, the Company incurred additional manufacturing expenses in gearing up toward the accelerated production of its new broadband NID product line, compounded, in the second quarter of fiscal 1998, by production disruptions as the Company sought to meet a customer's requested delivery schedules. These additional manufacturing costs included the hiring of temporary personnel during the initial phases of production, the outsourcing of certain production processes, initial purchases of materials in smaller than usual quantities for which volume discounts were not available, lower initial manufacturing yields and additional freight and other expediting costs. Additionally, results were also adversely affected by continuing expenditures relating to the Company's movement of certain production processes to the Company's lower cost facility in the Dominican Republic. The disruptions were primarily caused by the failure of certain vendors to, in turn, meet the Company's delivery requirements for required molds and inventory components, production breakdowns which produced significant delays and yield losses during the initial production process and delays in completing the training of permanent employees for both the Company's Puerto Rico and Dominican Republic facilities, as well as temporary manufacturing employees hired at its Puerto Rico facilities to meet the accelerated production schedule.

As a result, in the second quarter of fiscal 1998, the Company's net sales decreased to $10.1 million (compared to $13.0 million in the comparable period in fiscal 1997), its gross profit margin was $493,000 (compared to $3.4 million in the second quarter of fiscal 1997) and the Company experienced a net loss of $2.5 million (compared to a profit of $905,000 in the second quarter of fiscal
1997). While the Company resolved most of the production issues toward the end of the second quarter, during the third quarter of fiscal 1998 the Company continued to experience certain yield losses, costs associated with outsourcing the production of certain injection molded parts and added costs to air freight products to meet customer delivery requirements.

Therefore, although sales and, with the completion of its relocation program and the commencement of volume deliveries of its broadband NIDS, gross profit increased over second quarter levels, the Company's gross profit percentage remained below levels in effect prior to the third quarter of fiscal 1997. While the Company expects sales and gross profit margins to continue to increase, the Company does not anticipate that its gross profit margins will return to levels in effect prior to the third quarter of fiscal 1997 in the foreseeable future.

The Company also expects that, with some modifications, which should result in some, but minimal disruption, it will be able to gear up effectively for sales of products in its new broadband NID product line pursuant to the second new contract, production for which began during the latter part of the third quarter of fiscal 1998.

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 1998 were $203,000 or 1.6% lower than in the third quarter of fiscal 1997, but increased $2.2 million or 22% from the second quarter of fiscal 1998. The decline from the comparable fiscal 1997 third quarter was primarily due to a reduction in sales of the Company's overvoltage surge protectors. Net sales for the nine months ended March 1998 were $1.6 million or 4.3% lower in the nine months ended March 1997 due principally to the low sales levels in the second quarter of fiscal 1998, which resulted primarily from the production disruptions due to the Company's product line transition discussed above in "Overview". Most of the production problems the Company encountered introducing its new broadband NID product line were resolved during the beginning of the third quarter of fiscal 1998. The Company expects sales in the fourth quarter of fiscal 1998 to exceed the sales level in the fourth quarter of fiscal 1997.

As a result of increased freight costs, increased overtime, the hiring of additional temporary personnel, outsourcing of certain production functions, lower initial manufacturing yields, and other expediting costs to meet customer's desired delivery schedules, gross profit margins in the third quarter of fiscal 1998 were 14.3% of net sales versus 26.0% of net sales for the third quarter of fiscal 1997 (before the non-recurring $2.9 million in the third quarter of fiscal 1997 charged to cost of sales related to the Company's program to reduce costs and to an inventory charge due to the dissolution of ANT discussed above in "Overview"). These factors, coupled with accelerated production startup of the Company's new Broadband NID product line, as well as, to a lesser extent, moving costs related to relocating production processes from the Company's Puerto Rico to its lower cost Dominican Republic facility incurred in the first quarter of fiscal 1998, were the primary factors in the Company's gross profit margin for the first nine months of fiscal 1998 decreasing to 13.1% of net sales from 18.4% in the first nine months of fiscal 1997 (exclusive of the non-recurring charges in the third quarter of fiscal 1997). As noted above, while the Company expects gross profit margins to continue to increase somewhat, it does not anticipate gross profit margins to return to levels in effect prior to the third quarter of fiscal 1997 in the foreseeable future.

Selling, general and administrative expenses for the third quarter of fiscal 1998 increased by $149,000 (8.0%) over the third quarter of fiscal 1997 (exclusive of a non-recurring charge of $50,000 in the third quarter of fiscal 1997 resulting from severance and other one-time charges relating to the Company's cost reduction program discussed above) due to an increase in personnel and marketing and promotion costs over the prior fiscal year's third quarter. Absent the non-recurring charge in the third quarter of fiscal 1997, selling, general and administrative expenses for the first nine months of fiscal 1998 increased by $763,000 (14.6%) to $5.9 million from $5.2 million for the comparable period in fiscal 1997. The increase resulted primarily from legal, accounting and printing and other expenses incurred in connection with a withdrawn public offering of Common Stock in the second quarter of fiscal 1998 and additional personnel, promotion and other costs associated with the Company's efforts in obtaining new sales contracts.

Research and development expenses increased by $34,000 or 4.3% in the third quarter of fiscal 1998 from the third quarter of fiscal 1997 (exclusive of a non-recurring charge of $50,000 in the third quarter of fiscal 1997 resulting from severance and other one-time charges relating to the Company's cost reduction program discussed above). Absent the non-recurring charge in the third quarter of fiscal 1997, research and development expenses in the first nine months of fiscal 1998 increased by $82,000 or 3.5% in the first nine months of fiscal 1997 due to higher costs associated with product development for expansion of the Company's broadband NID product line.

Interest expense for the third quarter of fiscal 1998 decreased by $10,000 or 16.7% over the third quarter of fiscal 1997. Interest expense for the first nine months of fiscal 1998 was $72,000 lower than in the first nine months of fiscal 1997. Interest expense in fiscal 1997 included amortization of debt origination costs that ceased during the first quarter of fiscal 1997. Subsequent to the end of the third quarter of fiscal 1998, the Company replaced its then existing revolving credit loan facility and equipment lease facility to which the foregoing interest expense pertained, with new loan facilities which enable the Company to have up to $6 million of revolving credit loans outstanding at any one time (limited by certain borrowing bases and lender established reserves) and, provided made before December 31, 1998, capital expenditure loans of up to $6.5 million (also limited by a borrowing base). See Note 7 of the Notes to Consolidated Financial Statements. Interest rates on the new facilities are comparable to those under the replaced facility.

Interest income for the third quarter and first nine months of fiscal 1998 decreased by $24,000 and by $207,000 from the respective comparable periods in fiscal 1997 due to a reduced amount of funds available for investment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities decreased to $1.8 million at the end of the third quarter of fiscal 1998 from $3.8 million at the end of fiscal 1997. Working capital decreased to $18.8 million at the end of the third quarter of fiscal 1998 from $19.7 million at the end of fiscal 1997.

During the first nine months of fiscal 1998, $5.0 million of cash was used by operations. The Company's principal use of cash was to fund the Company's net loss during the period ($2.2 million, net of non-cash depreciation and amortization expenses of $1.4 million). The Company used $2.9 million to increase its inventory balances with the purchase of significant amounts of raw materials to support its new broadband network interface product line launch. Furthermore, an increase in other assets and prepaid expenses used $771,000 and an increase in accounts receivable used $319,000. These were offset, in part, by cash provided by an increase of $884,000 in accounts payable and accrued liabilities.

During the first nine months of fiscal 1998, cash of $277,000 was provided by investing activities. Proceeds from sales and maturities of marketable securities, in excess of amounts reinvested, generated $3.6 million of cash, while capital expenditures used $3.3 million. During the first nine months of fiscal 1998, financing activities provided $6.3 million of cash, with the receipt of net proceeds of $4.6 million from the issuance of Series C Convertible Preferred Stock and $816,000 from the exercise of stock options and warrants being partially offset by the payment of $528,000 of long-term debt and obligations under capital leases.

See Note 7 of the Notes to Consolidated Financial Statements for information concerning the Revolving Credit, Term Loan and Securities Agreements entered into by the Company and certain of its subsidiaries with BNY Financial Corporation, an affiliate of The Bank of New York, which established three related credit facilities in an aggregate principal amount of $12.5 million and replaced the Company's then existing revolving credit loan facility and equipment lease facility, which were repaid and terminated.

Funds anticipated to be generated from operations, together with available cash and borrowings available under the Company's and certain of its subsidiaries' new Revolving Credit, Term Loan and Securities Agreements are considered to be adequate to finance the Company's operational and capital needs over the foreseeable future.

YEAR 2000 COMPLIANCE

The Company recently implemented a new enterprise resource planning system, including new hardware and software, which is capable of processing transactions in the year 2000 and beyond. Additionally, the Company has updated its EDI software application and hardware for year 2000 compliance, and has acquired, and continues to acquire, new personal computers which are also year 2000 compliant. Furthermore, the Company has participated in reviews initiated by its largest customers and has begun a review of the year 2000 capabilities of its largest vendors and finance organizations. Several applications have been identified for upgrade and plans are being prepared now to ensure year 2000 capabilities. The Company believes the costs to be incurred to upgrade the remaining systems will not exceed $250,000 and will be expensed or capitalized, as appropriate, under its existing accounting policies. However, there can be no assurance that this estimate will be achieved and actual results could differ materially from those planned.

FORWARD LOOKING STATEMENTS

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

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On April 30, 1998, the Company and certain of its subsidiaries entered into Revolving Credit, Term Loan and Security Agreements (the "Loan Agreements") with BNY Financial Corporation ("Lender"), an affiliate of The Bank of New York. The Loan Agreements establish three related credit facilities in an aggregate principal amount of $12.5 million. The following is a summary of certain provisions contained in the Loan Agreements and related guarantees and collateral agreements, copies of which are filed as exhibits to this Report. This summary does not purport to be complete and is qualified in its entirety by reference to such exhibits.

Pursuant to the Loan Agreements, the Company and such subsidiaries may borrow, repay and reborrow from time to time revolving credit loans up to an aggregate principal amount outstanding at any one time of $6.0 million. The actual amount permitted to be borrowed by a particular borrower also is limited by a borrowing base, which is calculated as an amount equal to 85% of the eligible accounts receivable (as defined) and 50% of the eligible inventory (as defined) of that particular borrower (or on a combined basis in the case of the Company and its wholly-owned subsidiary, TII Corporation). Those percentages may be varied by the Lender in the exercise of its reasonable discretion. The borrowing base is subject to certain reserves established by the Lender in accordance with the Loan Agreements. The Loan Agreements specify the criteria for eligibility of accounts receivable and inventory and, among other things, exclude inventory located in the Dominican Republic and all work-in-process (wherever located). The Loan Agreements also allow for up to an aggregate of $1.0 million in availability under the revolving credit facility to be used for letters of credit.

The Loan Agreements also provide for capital expenditure loans ("cap/ex loans") to be made to the borrowers for the purpose of purchasing or acquiring eligible equipment or for financing or refinancing eligible equipment previously acquired. The aggregate principal amount of all such cap/ex loans may not exceed $6.5 million. The actual amount of cap/ex loans permitted to be borrowed by a particular borrower also is limited by a borrowing base, which is calculated as an amount not exceeding 75% of the equipment purchase price (as defined), in the case of eligible equipment which at the time of acquisition is new equipment, plus an amount not exceeding 75% of the orderly liquidation value (as defined) of eligible equipment already owned by such borrower. Lender, in its discretion, may determine the increment to the cap/ex loan borrowing base to be attributed to eligible equipment which, at the time of acquisition, is used equipment. The borrowing base for cap/ex loans is calculated on a combined basis in the case of the Company and TII Corporation. The Loan Agreements specify the criteria for eligibility of equipment and, among other things, excludes equipment located in the Dominican Republic.

Revolving credit loans may be borrowed in accordance with the Loan Agreements at any time prior to April 30, 2003 (subject to extension as described below). Cap/ex loans may be borrowed in accordance with the Loan Agreements at any time up to December 31, 1998. Any portion of the aggregate $6.5 million commitment for cap/ex loans not borrowed by December 31, 1998 is extinguished. The aggregate principal amount of all cap/ex loans made on or before June 30, 1998 are to be repaid in six consecutive monthly principal installments through December 31, 1998 (with each such installment to be based on an 84-month amortization). The principal amount of such pre-June 30th cap/ex loans still outstanding on December 31, 1998 are to be combined with the aggregate principal amount then outstanding of all post-June 30th cap/ex loans and would then be repaid in 51 consecutive monthly installments of principal commencing January 31, 1999 (of which the first 50 installments shall be in equal amounts based upon an 84-month amortization, and the 51st installment shall be in an amount equal to the entire principal amount then outstanding). In addition, the Loan Agreements require additional mandatory prepayments of the cap/ex loans (i) with respect to proceeds resulting from dispositions of equipment, (ii) out of insurance proceeds relating to equipment and (iii) in an aggregate amount equal to 50% of the consolidated positive cash flow (calculated as provided in the Loan Agreements) of the Company and its subsidiaries for each fiscal year (commencing with the fiscal year ending June 1999). Mandatory prepayments from disposition proceeds and insurance proceeds are subject to certain rights, set forth in the Loan Agreements, in favor of the borrowers to use such proceeds instead to effect the repair, replacement or restoration of such equipment. All such mandatory prepayments are to be applied against the unpaid principal of the cap/ex loan in the inverse order of maturity. The final scheduled maturity date of the revolving credit loans is April 30, 2003 and of the cap/ex loans is March 31, 2003; however, the Loan Agreements provide for up to two successive renewal periods of one year each unless the term of the Loan Agreements has been previously terminated in accordance with the terms thereof or unless the Lender or any borrower gives the other requisite notice to the contrary prior to any such renewal. Any such renewal also would extend the period during which additional revolving credit borrowings would be permitted. The Loan Agreements require the payment of an early termination fee in connection with any voluntary termination of the Loan Agreements by the borrowers (unless effected within 15 days prior to or after a scheduled termination date).

Outstanding  revolving  credit loans bear interest at a rate per annum based on:
(a) a floating rate (in general, equal to the greater of (i) The Bank of New York's prime rate, and (ii) a rate 0.50% per annum in excess of a specified weighted average of rates on overnight Federal funds transactions), plus, in either case, 0.25% per annum; (b) to the extent selected by a borrower, a fixed rate based upon The Bank of New York's LIBOR rate for specified loan periods plus 2.50% per annum; and (c) to the extent selected by borrower, a rate equal to the daily average of the "one-month" LIBOR rate as published in The Wall Street Journal averaged on a monthly basis plus 2.50% per annum. Outstanding cap/ex loans bear interest based on the same rates per annum, except that in each case, the applicable margin is 0.25% per annum higher. The Loan Agreements also permit the Lender, in its discretion, to allow revolving credit loans in an aggregate principal amount that exceeds the calculated revolving credit borrowing base; in which event, the specified interest rate margin may increase by an additional 0.50% per annum. The Loan Agreements also provide for an additional 2.00% per annum default rate of interest that would accrue during events of default.

The Loan Agreements also require the payment by the borrowers of specified fees, including: (a) fees relating to the issuance of letters of credit; (b) a one-time closing fee of $75,000; (c) $1,500 monthly collateral monitoring fee;
(d) a commitment fee (regarding the revolving credit commitment) equal to 0.125% of the unused portion of Lender's $6.0 million aggregate revolving credit commitment; and (e) a commitment fee (regarding the cap/ex line commitment) equal to 0.125% of the unused portion of the Lender's $6.5 million aggregate cap/ex loan commitment. The cap/ex line commitment fee ceases to accrue as of January 1, 1999 (contemporaneously with the termination of the Lender's commitment to make any new cap/ex loans).

At the Lender's request, the aggregate credit facility has been structured as three related loan facilities, under three separate but related loan agreements:
(1) one in favor of the Company and TII Corporation (jointly and severally); (2) one in favor of the Company's 99% owned subsidiary, TII-Ditel, Inc. ("Ditel"); and (3) one in favor of the Company's Puerto Rico wholly-owned subsidiary, Crown Tool & Die Company, Inc. ("Crown"). The payment of the obligations of the Company and TII Corporation to the Lender under their loan agreement is jointly and severally guaranteed by Ditel and each of the Company's other subsidiaries (other than TII Corporation, which is a principal obligor, and other than Crown). The payment of the obligations of Ditel to the Lender under Ditel's loan agreement is jointly and severally guaranteed by the Company and each of its other subsidiaries (other than Crown). The payment of the obligations of Crown to the Lender under Crown's loan agreement is jointly and severally guaranteed by the Company and each of its other subsidiaries. In addition, and consistent with the requirements necessary to preserve the continued favorable tax treatment accorded to Crown, certain payment and other obligations under the BNY Loan Agreements do not apply to Crown.

On April 30, 1998,  an aggregate  principal  amount of  $1,652,000  in revolving credit loans and $1,111,000 in cap/ex loans was borrowed under the Loan Agreements and was used to (among other things) repay in full all amounts then outstanding under the Company's then existing revolving credit loan facility and equipment lease facility. Contemporaneously with such repayments, those facilities were terminated.

The Loan Agreements require, among other things, that: (a) the Company maintain a consolidated tangible net worth of at least $30.0 million (with such minimum amount to be increased each fiscal quarter, commencing June 27, 1998, by an amount equal to 50% of the Company's consolidated net income, if any, for such quarter); (b) capital expenditures of the Company and its subsidiaries not exceed in the aggregate $6.0 million (for the fiscal year ending June 1998), $5.0 million (for the fiscal year ending June 1999), or $5.8 million (for any fiscal year ending thereafter); and (c) no new operating leases be entered into by the Company or its subsidiaries if, after giving effect thereto, the aggregate annual rental payments for all leased property (excluding capital leases) would exceed $750,000 in any one fiscal year. In addition, the Loan Agreements and related documentation also impose limitations on, among other things, (i) mergers, consolidations, acquisitions and dispositions, (ii) liens,
(iii) guarantees, (iv) investments, (v) loans, (vi) dividends on and redemptions (and repurchases) of equity securities, (vii) indebtedness, (viii) transactions with affiliates and (ix) the relocation of collateral. In addition, any purchase, redemption or acquisition by the Company or any of its subsidiaries of any shares of the Company's Series C Convertible Preferred Stock, or of any shares of common stock that may be issued by the Company in favor of Overseas Private Investment Corporation, would constitute an event of default under the Loan Agreements unless certain conditions are satisfied.

The Company and each of its subsidiaries (including Crown) has collateralized its respective obligations by a grant of a lien and security interest against substantially all of its respective assets and properties, regardless of whether comprising a part of any borrowing base, and by a pledge of each subsidiaries' capital stock (limited, in the case of the capital stock of Crown, to 65% thereof).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  4(a)     (i)      Revolving  Credit,  Term  Loan and  Security
                                    Agreement among Company, TII Corporation and
                                    BNY Financial Corporation ("Lender")

                  4(a)     (ii)     Revolving  Credit,  Term  Loan and  Security
                                    Agreement  between Crown Tool & Die Company,
                                    Inc. and Lender

                  4(b)     (i)      Guaranty of Company to Lender

                  4(b)     (ii)     Guaranty  of  TII  International,   Inc.  to
                                    Lender

                  4(b)     (iii)    Guaranty of  Telecommunications  Industries,
                                    Inc. to Lender

                  4(b)     (iv)     Guaranty of TII Dominicana, Inc. to Lender

                  4(b)     (v)      Guaranty of TII Corporation to Lender

                  4(b)     (vi)     Guaranty of TII-Ditel, Inc. to Lender

                  4(c)     (i)      General     Security      Agreement     from
                                    Telecommunications Industries, Inc. in favor of Lender

                  4(c)     (ii)     General   Security    Agreement   from   TII
                                    International, Inc. in favor of Lender

                  4(c)     (iii)    General   Security    Agreement   from   TII
                                    Dominicana, Inc. in favor of Lender

                  4(d)     (i)      Stock  Pledge and  Security  Agreement  from
                                    Company in favor of Lender

                  4(d)     (ii)     Stock Pledge and Security Agreement from TII
                                    Corporation in favor of Lender

                  4(d)     (iii)    Stock Pledge and Security Agreement from TII
                                    International, Inc. in favor of Lender

                  4(e)     (i)      Patent  Collateral  Assignment  and Security
                                    Agreement between Company and Lender

                  4(e)     (ii)     Trademark Collateral Assignment and Security
                                    Agreement between Company and Lender

                 10(a)              Lease  Contract dated April 27, 1998 between
                                    the  Company  and  Puerto  Rico   Industrial
                                    Development Company.

                 11                 Statement  re:   Computation  of  Per  Share
                                    Earnings

                 27                 EDGAR Data Schedule

         (b)      Reports on Form 8-K:

                  The only Reports on Form 8-K filed by the Company during the quarter for which this Report is filed are Reports on Form 8-K dated (date of earliest event reported): (i) January 6, 1998 reporting under Item 5 - Other Events and Item 7 - Financial Statements and Exhibits and (ii) January 26, 1998 reporting under Item 5 - Other Events and Item 7 - Financial Statements and Exhibits.

                                   SIGNATURES
                                   ----------

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  TII INDUSTRIES, INC.
                                                     (Registrant)

Dated:  May 11, 1998                              By:  /s/ Paul G. Sebetic
                                                     ---------------------------
                                                     Paul G. Sebetic
                                                     Vice President-Finance and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                  Description

4(a)     (i)      Revolving  Credit,  Term  Loan and  Security  Agreement  among
                  Company,   TII  Corporation  and  BNY  Financial   Corporation
                  ("Lender")

4(a)     (ii)     Revolving  Credit,  Term Loan and Security  Agreement  between
                  Crown Tool & Die Company, Inc. and Lender

4(b)     (i)      Guaranty of Company to Lender

4(b)     (ii)     Guaranty of TII International, Inc. to Lender

4(b)     (iii)    Guaranty of Telecommunications Industries, Inc. to Lender

4(b)     (iv)     Guaranty of TII Dominicana, Inc. to Lender

4(b)     (v)      Guaranty of TII Corporation to Lender

4(b)     (vi)     Guaranty of TII-Ditel, Inc. to Lender

4(c)     (i)      General Security Agreement from Telecommunications Industries,
                  Inc. in favor of Lender

4(c)     (ii)     General  Security  Agreement from TII  International,  Inc. in favor of Lender

4(c)     (iii)    General Security Agreement from TII Dominicana,  Inc. in favor of Lender

4(d)     (i)      Stock Pledge and Security  Agreement  from Company in favor of
                  Lender

4(d)     (ii)     Stock Pledge and Security  Agreement  from TII  Corporation in favor of Lender

4(d)     (iii)    Stock Pledge and Security  Agreement  from TII  International,
                  Inc. in favor of Lender

4(e)     (i)      Patent  Collateral  Assignment and Security  Agreement between
                  Company and Lender

4(e)     (ii)     Trademark Collateral Assignment and Security Agreement between
                  Company and Lender

10(a) Lease Contract dated April 27, 1998 between the Company and Puerto Rico Industrial Development Company.

11                Statement Re: Computation of Per Share Earnings

27                EDGAR Data Schedule