Form 10-K/A
period 1997-06-27
TII INDUSTRIES INC
filed 1998-05-14
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

            The following customers accounted for more than 10% of the Company's consolidated revenues during one or more of the years presented below:


                                        For Year Ended
                            ----------------------------------
                            June 30,     June 28,     June 27,
                              1995         1996         1997
                            ----------------------------------
Siecor Corporation(1)         30%          26%          20%
NYNEX Corporation(2)          13%          15%          18%
Keptel, Inc.(1)                *           12%          11%
---------------
*     Asterisk denotes less than 10% for the period presented.

(1) Siecor Corporation and Keptel, Inc. are original equipment manufacturers that supply NIDs to RBOCs. Several RBOCs have standardized on TII overvoltage station protectors and require Siecor Corporation and Keptel, Inc. to purchase TII overvoltage surge protectors for inclusion into their NIDs. Such purchases are made on open purchase order bases without minimum purchase requirements.

(2) Subsequent to June 27, 1997, NYNEX Corporation merged into Bell Atlantic Corporation.

            The Company has several master supply contracts with Bell Atlantic Corporation and other RBOCs. Certain of such contracts permit the customer to terminate the contract due to the availability of more advanced technology or the Company's inability to deliver a product that meets the specifications on time and certain supply contracts provide that the customer may terminate the contract at any time upon notice.

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

            Developing  coaxial  overvoltage  protectors  for the  cable  TV and broadband communication markets.

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

            In the overvoltage surge (station) protector market, the Company competes principally with Siecor Corporation and with Joslyn, Inc., a subsidiary of Danaher Corporation. In the NID market, the Company's principal competitors are Siecor Corporation and Keptel, Inc., a subsidiary of Antec Corporation (see "- Marketing and Customers").

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

                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The  Company's  Common  Stock  trades on the Nasdaq  Stock  Market -
National Market System under the symbol "TIII". The following table sets forth, for each quarter during fiscal 1997 and fiscal 1996, the high and low sales prices of the Company's Common Stock, as reported by Nasdaq. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 1997                                           High           Low
                                                      ----           ---
            First Quarter Ended September 27, 1996    7 1/8          41/2
            Second Quarter Ended December 27, 1996    7 1/8          5 1/4
            Third Quarter Ended March 28, 1997        7              4 1/8
            Fourth Quarter Ended June 27, 1997        5 7/8          4 5/16

Fiscal 1996                                           High           Low
                                                      ----           ---
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

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  TII INDUSTRIES, INC.
                                                     (Registrant)

Dated:  May 14, 1998                              By:   /s/ Paul G. Sebetic
                                                     ----------------------
                                                     Paul G. Sebetic,
                                                     Vice President-Finance and
                                                     Chief Financial Officer