Form 10-K
period 1998-06-30
TII INDUSTRIES INC
filed 1998-10-07
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 26, 1998
Commission file number 1-8048

                              TII INDUSTRIES, INC.
             (Exact Name of registrant as specified in its charter)

State of incorporation: DELAWARE   I.R.S. Employer Identification No. 66-0328885

                   1385 Akron Street, Copiague, New York 11726
                                 (516) 789-5000

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.01 par value
Series D Junior Participating Preferred Stock
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant outstanding as of September 11, 1998 held by non-affiliates of the registrant was approximately $19,073,000. While such market value excludes the market value of shares which may be deemed beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

The number of shares of the Common Stock of the registrant outstanding as of September 11, 1998 was 7,667,269.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                     PART I

Item 1.   Business

General

TII designs, manufactures and markets overvoltage surge protectors, network interface devices ("NIDs"), station electronics and fiber optic products for use in the communications industry. The Company sells its products to United States telephone operating companies ("Telcos"), original equipment manufactures ("OEMs"), cable TV ("CATV") providers and competitive access providers ("CAPs") of communications services. The Company believes that the performance of its products, together with its commitment to quality and service, has fostered strong customer loyalty, leading four of the five regional bell operating companies ("RBOCs") and most of the 1,300 independent Telcos to specify one or more of the Company's overvoltage surge protectors for use at their subscriber station locations.

TII  has  been a  leading  supplier  of  subscriber  station  overvoltage  surge protectors to U.S. Telcos for over 25 years. The Company believes that its proprietary overvoltage surge protectors offer superior, cost-effective performance features and characteristics, including high reliability, long life cycles and advanced protection against adverse environmental conditions. Overvoltage surge protectors are mandated in the United States by the national electric code ("NEC") to be installed on subscriber telephone lines to prevent injury to users and damage to their equipment due to surges caused by lightning and other hazardous overvoltages. While similar requirements exist in most other developed countries, a significant portion of the world's communications networks remains unprotected from the effects of overvoltage surges.

The Company also markets a complete line of NIDs tailored to customer specifications. NIDs house the FCC mandated demarcation point between Telco-owned and subscriber-owned property. NIDs typically also enclose overvoltage surge protectors and various station electronic products, which, among other things, allow a Telco to remotely test the integrity of its lines, thereby minimizing costly maintenance dispatches. To address the demand for voice, high-speed data and interactive video services, Telcos and other communications providers are expanding and upgrading their networks to accommodate the higher bandwidth necessary to transmit these services. To meet its customers' needs, TII has introduced an innovative broadband NID product line specifically designed to house the Telcos' technology of choice, whether traditional twisted pair lines or high-bandwidth coaxial cable or fiber optic lines.

As an integral part of the Company's broadband NID product line, the Company recently developed a high-performance patented coaxial overvoltage surge protector to safeguard coaxial cable lines. While providing overvoltage surge protection, the Company's in-line coaxial overvoltage surge protector is virtually transparent to the network, permitting high-bandwidth signals to be transmitted without adversely affecting the signal. The Company also markets its coaxial overvoltage surge protector to CATV providers of interactive services. Proposed revisions to the NEC, currently anticipated to take effect in 1999, would require overvoltage surge protection on all new or existing CATV lines intended to carry voice, data or interactive video services.

Through its subsidiary, TII-Ditel, Inc. ("TII-Ditel"), the Company also produces and sells a line of fiber optic products, including interconnect hardware components, high performance cable assemblies, a line of enclosures, both wall-mount and rack-mount, and two unique cable management systems used to route sensitive fiber optic cable throughout a facility, LIGHTRAX(TM) and FiberTray. LIGHTRAX(TM) is a proprietary system, while FiberTray is offered under a private label agreement. These products are used used connect the Telcos' local and long distance network to their central offices, as well as to route fiber optic lines throughout subscriber locations.

The Company's strategy for participating in the rapid growth of the communications industry includes: (i) growing its core business by capitalizing on its reputation as a manufacturer of quality, high-performance products; (ii) introducing new and innovative products that are complementary to its current products; and (iii) expanding into new markets, including CATV, international and wireless markets.

The Company is a Delaware corporation organized in 1971. Unless the context otherwise requires, the term "Company" or "TII" as used herein refers to TII Industries, Inc. and its subsidiaries. The Company's principal executive office is located at 1385 Akron Street, Copiague, New York 11726 (telephone number
(516) 789-5000) and its principal operations office is located at Rd. 165, Kilometer 1.6, Toa Alta, Puerto Rico 00953 (telephone number (787) 870-2700).

Forward-looking Statements

In order to keep the Company's stockholders and investors informed of the Company's future plans, this Report contains (and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers contain) forward-looking statements concerning, among other things, the Company's future plans and objectives that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders and potential investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to, general economic and business conditions, including the regulatory environment applicable to the telecommunications industry; weather and similar conditions (including the effects of hurricanes in the Caribbean where the Company's principal manufacturing facilities are located); competition (see "Competition"); potential technological changes (see "Research and Development"), including the Company's ability to timely develop new products and adapt its existing products to technological changes (see "Products" and "Research and Development"); potential changes in customer spending and purchasing policies and practices, as well as the Company's ability to market its existing, recently developed and new products (see "Marketing and Customers"); the risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance; dependence on third parties for its product components (see

"Raw Materials"); the Company's ability to attract and retain technologically qualified personnel (see "Employees"); the retention of the tax benefits provided by its Puerto Rico and Dominican Republic operations (see "Certain Tax Attributes" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Income Taxes"); the Company's ability to fulfill its growth strategies (see "Research and Development"); the availability of financing on satisfactory terms to support the Company's growth (see "Management's Discussion and Analysis of Financial Condition and Results of
Operations-Liquidity and Capital Resources"); and other factors discussed elsewhere in this Report and in other Company reports hereafter filed with the Securities and Exchange Commission.

Products

Overvoltage Surge Protectors. The Company designs, manufactures and markets overvoltage surge protectors primarily for use by Telcos on their subscribers' home or business telephone lines. Surge protectors: (i) protect the subscribers and their equipment; (ii) reduce the subscribers' loss of service; (iii) reduce the Telcos' loss of revenue due to subscriber outages; and (iv) reduce the Telco costs to replace or repair damaged Telco-owned equipment. Overvoltage surge protectors differ in power capacity, application, configuration and price to meet varying needs.

In the United States, overvoltage surge protectors are required by the NEC to be installed on the subscriber's telephone lines. While similar requirements exist in most other developed countries, a significant portion of the world's communications networks remains unprotected from the effects of overvoltage surges.

         Gas Tube Protectors: The Company's gas tubes represent the foundation upon which most of the Company's current overvoltage surge protector products are based. The principal component of the Company's overvoltage surge protector is a proprietary two or three electrode gas tube. Overvoltage surge protection is provided when the voltage on a telephone line elevates to a level preset in the gas tube, at which time the gases in the tube instantly ionize, momentarily disconnecting the phone or other equipment from the circuit while safely conducting the hazardous surge into the ground. When the voltage on the Telco's line drops to a safe level, the gases in the tube return to their normal state, returning the phone and other connected equipment to service. The Company's gas tubes have been designed to withstand multiple high energy overvoltage surges while continuing to operate over a long service life with minimal failure rates.

         Modular Station Protectors: One of the Company's most advanced overvoltage surge protectors, marketed under the trademark Totel Failsafe (R) ("TFS"), combines the Company's three electrode gas tube with a thermally operated failsafe mechanism. The three electrode gas tube is designed to protect equipment from hazardous overvoltage surges and the failsafe mechanism is designed to insure that, under sustained overvoltage conditions, the protector will become permanently grounded. The TFS module's protector element is environmentally sealed to prevent damage to the protector from severe moisture and industrial pollution. Another advanced overvoltage surge protector, jointly manufactured with Raychem Corporation ("Raychem"), combines the Company's TFS protection element with Raychem's proprietary gel technology making this modular surge protector virtually impervious to environmental contamination while providing advanced overvoltage surge protection.

         Coaxial Protectors: In October 1996, TII was granted a U.S. patent for its new coaxial transmission line surge protector. The patent provides broad coverage for its in-line overvoltage surge protection on coaxial cable, an alternate method of providing high-bandwidth signals. TII's gas tube coaxial surge protector is an in-line protector that provides superior overvoltage surge protection for the connected equipment while remaining virtually transparent to the signal on the network. This permits high-bandwidth signals to be transmitted without adversely affecting the signal. The coaxial overvoltage surge protector is also marketed to CATV providers and to the rapidly expanding wireless communications market, including, cellular, microwave, satellite and digital personal communications systems.

         Solid State and Hybrid Overvoltage Surge Protectors: Using purchased solid state components, the Company has developed a line of solid state overvoltage surge protectors. While solid state overvoltage surge protectors are faster than gas tube overvoltage surge protectors at reacting to surges, a feature that some Telcos believe important in protecting certain of their sensitive equipment, they have lower energy handling capability than gas tubes. When an overvoltage surge exceeds the energy handling capacity of the solid state protector, it fails in a shorted mode causing the telephone to cease operating. Therefore, the Company principally targets customers for its solid state surge protectors in regions where there is a low incidence of lightning, the source of the highest voltage surges on a communications line. As communications equipment becomes more complex, a protector's reaction speed to a surge may be perceived to be more critical than its energy handling capabilities. In response, the Company is also combining solid state protectors with the Company's gas tubes in hybrid overvoltage surge protectors. While generally more expensive and complex than gas tube surge protectors, the hybrid surge protector can provide the speed of solid state protectors with the energy handling capability of a gas tube surge protector.

         AC Powerline Protectors: TII's powerline surge protectors utilize the Company's gas tubes and solid state surge protection technology and are principally used by Telcos at their central office locations. These devices protect the connected communication equipment against damage or destruction caused when overvoltage surges enter equipment through the powerline.

Overvoltage   surge   protectors   sold   separately  from  NIDs  accounted  for
approximately 65%, 65% and 55% of the Company's net sales during the Company's fiscal years 1996, 1997 and 1998, respectively.

Network Interface Devices. The Company designs, molds, assembles and markets various NIDs. The Company's NIDs house the FCC mandated demarcation point between Telco-owned and subscriber-owned property. The Company's NIDs typically also enclose its overvoltage surge protectors and various station electronic products, which, among other things, allow Telcos to remotely test the integrity of their lines, thereby minimizing costly maintenance dispatches.

To address the demand for voice, high-speed data and interactive video services, Telcos and other communications providers are expanding and upgrading their networks to accommodate the higher bandwidth necessary to transmit these services. In response, TII has recently developed a line of patented broadband NIDs designed to enclose the Telcos' technology of choice needed to accommodate higher bandwidth signals, whether traditional twisted pair lines or high-bandwidth coaxial cable or fiber optic lines. The Company's broadband NID product line is modular in design and thus facilitates expansion to accommodate additional access lines subscribers may request in the future. For use in various markets, the NID product line currently consists of enclosures which will accommodate up to two, four, six or twelve access lines and the Company is presently developing enclosures which will accommodate up to twenty-five access lines. Designed with future technologies in mind, the Company's broadband NIDs also accommodates TII's patented coaxial overvoltage surge protector, as well as high-performance fiber optic cable assemblies, produced by, among others, the Company's subsidiary, TII-Ditel.

NID sales represented approximately 21%, 23% and 30% of the Company's net sales during fiscal 1996, 1997 and 1998, respectively.

Station Electronics and Other Products. The Company designs, manufactures and markets station electronic products. Most subscriber electronic devices are designed to be installed with an overvoltage surge protector, typically in a NID. The Company's station electronics products include maintenance termination units designed to interface with the Telco's central office test equipment, offering the Telco remote testing capabilities. With this product installed at the subscriber's home or business, a Telco can determine whether a defect or fault is in Telco-owned or subscriber-owned equipment before dispatching a costly maintenance vehicle. Another product automatically identifies the calling party on a party line (located primarily in rural areas of the United States and Canada) without operator assistance. The Company also designs, manufactures and markets other products, including plastic housings, wire terminals, enclosures, cabinets and various hardware products principally for use by the Telco industry.

Station electronics and other products sold separately from NIDs accounted for approximately 11%, 6% and 7% of the Company's net sales in fiscal 1996, 1997 and 1998, respectively.

Fiber Optic Products. The Company's fiber optic product lines, sold and marketed primarily to the RBOCs, OEMs and long distance companies under the name TII-Ditel, include enclosures, splice trays, high performance cable assemblies, and LIGHTRAX and FiberTray, unique fiber management systems used to route sensitive fiber optic lines throughout a facility in which the fiber optic cable is being installed. LIGHTRAX(TM) is a proprietary system while FiberTray is offered under a private label agreement. The Company integrates these products with purchased fiber optic components to design and produce customized fiber optic cable assemblies for the various interconnection points which join and extend fiber optic lines.

TII-Ditel develops markets for its products by encouraging its technical personnel to work closely with the engineering staffs of its customers to provide applications assistance and formulate unique solutions to consumer needs.

Sales of fiber optic products represented approximately 3%, 6% and 8% of the Company's net sales during fiscal 1996, 1997 and 1998, respectively.

Research and Development

As the Telcos and other communications providers upgrade and expand their networks to provide advanced telecommunications services, new product opportunities continue to arise for the Company. Currently, the Company's research and development ("R&D") and related marketing efforts are focused on several major projects including:

               Expanding the broadband NID product line to address anticipated future requirements of the Telcos and other competitive access providers.

               Further developing coaxial cable overvoltage surge protectors for Telcos, CATV providers and wireless broadband communications markets.

               Expanding the Company's fiber optic product line of enclosures and fiber optic cable management systems to meet the growing needs of existing and potential customers.

               Designing custom overvoltage surge protectors for OEMs for installation throughout Telco and other communications networks.

               Designing gas tube, solid state and hybrid overvoltage surge protectors for the varying specifications of the worldwide communications markets.

The Company's R&D department currently consists of 30 persons skilled and experienced in various technical disciplines, including physics, electrical and mechanical engineering, with specialization in such fields as electronics, metallurgy, plastics and fiber optics. The Company maintains computer aided design equipment and laboratory facilities in order to develop and test its existing and current products.

The Company's R&D expense was $2.8 million, $3.1 million and $3.3 million during fiscal 1996, 1997 and 1998, respectively. All of such R&D was Company sponsored.

Marketing and Sales

Prior to selling its products to an RBOC or other Telco, the Company must undergo a potentially lengthy product qualification process. Thereafter, the Company continually submits successive generations of current products, as well as new products, to such customers for qualification. The Company believes that its 25 years as a leading supplier of overvoltage surge protectors, its current designation as a supplier to four of the five RBOCs of subscriber overvoltage surge protectors and its strategy for developing products by working closely with its customers provide a strong position from which it can market its current and new products.

The Company sells to Telcos primarily through its direct sales force, as well as through a network of distributors. TII also sells to long distance carriers, CATV providers and OEMs, including other NID suppliers, which incorporate the Company's overvoltage surge protectors into their products for resale to Telcos.

The  following   customers   accounted  for  more  than  10%  of  the  Company's
consolidated revenues during one or more of the years presented below:

                                                      YEAR ENDED
                                            ----------------------------
                                            June 28,  June 27,  June 26,
                                             1996      1997       1998
                                            ------    -------   -------

Bell Atlantic Corporation                      15%     18%         24%
Siecor Corporation (1)                         26%     20%         14%
GTE Communications Systems Corporation          4%      5%         12%
Keptel, Inc. (1)                               12%     11%          6%

(1)  Siecor  Corporation  and Keptel,  Inc.  are OEMs that supply NIDs to RBOCs.
     Siecor Corporation and Keptel, Inc. are required by certain RBOCs to purchase TII overvoltage surge protectors for inclusion into their NIDs.

Purchases of the Company's products are generally based on individual customer purchase orders for delivery within thirty days under general supply contracts. The Company, therefore, has no material firm backlog of orders.

The Company's international sales equaled approximately $2.6 million in fiscal 1998 (5% of net sales), $1.3 million in fiscal 1997 (3% of net sales), and $1.6 million in fiscal 1996 (4% of net sales). International sales have been made primarily to countries in the Caribbean, South and Central America, Canada and Western Europe. Additionally, the Company believes that certain of its products which are sold to distributors and OEMs are embodied in products which are sold abroad. The Company requires foreign sales to be paid for in U.S. currency, and generally requires such payments to be made in advance, by letter of credit or by U.S. affiliates of the customer.

International sales are affected by such factors as exchange rates, changes in protective tariffs and foreign government import controls. The Company believes international markets offer substantial opportunities. While the Company intends to devote additional sales and marketing efforts toward increasing its international sales, there can be no assurance that these efforts will be effective or that the Company will achieve significant international sales.

Manufacturing

The Company produces its overvoltage surge protectors, NIDs and station electronics at its facilities in Puerto Rico and the Dominican Republic. The Company's facilities in Puerto Rico and the Dominican Republic have been ISO 9002 accredited since October 1994 and June 1995, respectively. The ISO establishes global standards for manufacturing and quality. The Company manufactures its fiber optic products at its facility in North Carolina.

The Company believes that the vertical integration of its manufacturing processes provide both cost and delivery advantages. The manufacture of the Company's gas tubes requires vacuum ovens, specialized test equipment and various processes developed by the Company. TII produces a substantial portion of its NIDs and other plastic enclosures in its thermoplastic molding facility in Puerto Rico. Many of the Company's products contain numerous metal components produced with the Company's metal stamping and forming equipment.

As a result of the award of new contracts, including contracts for the Company's broadband NIDs, in fiscal years 1997 and 1998, the Company expanded its manufacturing facilities to increase its gas tube overvoltage surge protector and thermoplastic molding capacities, and purchased the molds, test equipment and other equipment to meet the needs under these contracts.

The Company's fiber optic products are assembled principally from outside purchased components and plastic parts molded at its facility in North Carolina.

On September 21 and 22, 1998 the Company's principal operating facilities in Toa Ata, Puerto Rico and San Pedro De Macoris, Dominican Republic sustained business interruption and significant inventory, equipment and facility damages as a result of Hurricane Georges. Management and the Company's insurance advisors are assessing the full extent of the damages. Management and the Company's insurance advisors believe that the majority of the loss will be covered by insurance.

TII uses a statistical process control method within its manufacturing and engineering operations to establish quality standards, qualify vendors, inspect incoming components, maintain in-process inspection and perform final testing of finished goods.

Raw Materials

The Company uses stamped, drawn and formed parts made out of a variety of commonly available metals, ceramics and plastics as the primary components of its gas tubes, overvoltage surge protectors, NIDs, other molded plastic housings and fiber optic products. In manufacturing certain overvoltage surge protectors and station electronic products, the Company purchases commonly available solid state components, printed circuit boards and standard electrical components, such as resistors, diodes and capacitors. In jointly manufacturing the modular surge protector product with Raychem, the Company utilizes a proprietary gel which is supplied exclusively by Raychem. While the Company has no contracts with suppliers of the components utilized in the manufacture of its products which extend for more than one year, the Company believes that the raw materials it uses will continue to be available in sufficient supply at competitive prices.

Competition

The Company faces significant competition across all of its product lines. In the overvoltage surge (station) protector market, the Company competes principally with Siecor Corporation and AMP Incorporated. In the NID and station electronic markets, the Company's principal competitors are Siecor Corporation and Keptel, Inc., a subsidiary of Antec Corporation (see "Marketing and Sales").

The Company's gas tube overvoltage surge protectors not only compete with other companies' gas tube overvoltage surge protectors, but also with solid state overvoltage surge protectors. While solid state surge protectors react faster to surges, gas tube overvoltage surge protectors have generally remained the subscriber overvoltage surge protection technology of choice by virtually all Telcos because of the gas tube's ability to repeatedly withstand significantly higher energy surges than solid state surge protectors. This enables gas tubes to survive longer in the field than solid state surge protectors, reducing loss of service and costs in dispatching a maintenance vehicle to replace the failed surge protector. Solid state overvoltage surge protectors are used principally in Telcos' central office switching centers where speed is perceived to be more critical than energy handling capabilities and in regions where there is a low incidence of lightning. While the Company believes that, for the foreseeable future, both gas tube and solid state protectors will continue to be used as overvoltage surge protectors within the telecommunication market, solid state surge protectors may gain market share from gas tube surge protectors, especially where high speed response is critical. Solid state and gas tube protectors are produced from different raw materials, manufacturing processes and equipment. The Company has begun developing and marketing overvoltage surge protectors incorporating purchased solid state protectors on a limited basis.

The fiber optic market is characterized by innovation, rapidly changing technology and new product development. The Company's success in this area depends upon its ability to identify customer needs, develop new products and keep pace with continuing changes in technology and customer preferences.

Principal competitive factors include price, technology, delivery, quality and reliability. Most of the Company's competitors have substantially greater assets and financial resources, as well as larger sales, manufacturing and research and development resources than the Company. The Company believes that its sales, marketing and R&D departments, its high quality, low-cost production facilities and its overvoltage surge protection technology enable it to maintain its competitive position.

Patents and Trademarks

The Company owns or has applied for a number of patents relating to certain of its products or components thereof and owns a number of registered trademarks which are considered to be of value principally in identifying the Company and its products. However, to maintain its industry position, the Company relies primarily on technical leadership, trade secrets and nondisclosure agreements of its proprietary rights. While the Company considers its patents and trademarks to be important, especially in the early stages of product marketing, it believes that, because of technological advances in its industry, its success depends primarily upon its sales, engineering and manufacturing skills.

The Company has entered into a license agreement with Citel S.A. pursuant to which the Company is the sole licensee of a patent for a coaxial overvoltage surge protector. This license supplements the Company's use of its own coaxial surge protector patent. Pursuant to this agreement the Company paid a one-time payment and will remit a royalty based on net revenues, subject to minimum annual payments. The term of the licensing agreement continues until the expiration of the patent under the license in 2004 and may be terminated earlier according to the provisions therein. TII, Ditel, LIGHTRAX and Totel Failsafe are registered trademarks of the Company.

Government Regulation

The telecommunications industry is subject to regulation in the United States and in other countries. In the United States, the FCC and various state public service or utility commissions regulate most of the Telcos and other communications access providers who use the Company's products. While such regulations do not typically apply directly to the Company, the effects of such regulations, which are under continuous review and subject to change, could adversely affect the Company's customers and, therefore, the Company.

The NEC requires that an overvoltage surge protector listed by Underwriters Laboratories or another qualified electrical testing laboratory be installed on virtually all subscriber telephone lines. Listing by Underwriters Laboratories has been obtained by the Company where required.

Compliance with applicable federal, state and local environmental regulations has not had, and the Company does not believe that compliance in the future will have, a material adverse effect on its earnings, capital expenditures or competitive position.

Certain Tax Attributes

The Company is incorporated in Delaware with its principal operations office located in the Commonwealth of Puerto Rico. The Company has elected the application of Section 936 of the U.S. Internal Revenue Code ("Code"), and presently intends to continue to operate in a fashion that will enable it to qualify for the Section 936 election. Under that section, as long as the Company (on a non-consolidated basis) has cumulatively derived, in its current and two preceding tax years, at least 80% of its gross income from sources within Puerto Rico and at least 75% of its gross income from the active conduct of a trade or business within Puerto Rico, as defined in the Code, the Company is entitled to a U.S. federal income tax credit in an amount equal to the lesser of the United States federal tax attributable to its taxable income arising from the active conduct of its business within Puerto Rico or the economic activity based credit limitation. To the extent the Company has taxable income arising from United States sources (e.g., income from investment or operating activity in the U.S.), the Company is entitled to offset the related tax on such income with the
Section 936 tax credit.

The  economic  activity  limitation  on the amount of  allowable  credits  under
Section 936 is based upon qualified wages paid for services performed in Puerto Rico, fringe benefits, depreciation deductions and taxes in Puerto Rico. Based on fiscal 1998 levels of qualified wages, fringe benefits, depreciation and taxes in Puerto Rico, the Company's economic activity based credit limitation is approximately $3,383,000 per annum.

Although the Section 936 credit has generally been repealed, the Company continues to be eligible to claim a Section 936 credit until the year ended June 2006 under a special grandfather rule. If, however, the Company adds a substantial new line of business (or has a new line of business that becomes substantial), the Company would cease to be eligible to claim the Section 936 credit beginning with the taxable year in which such new line of business is added. Because the Company uses the economic activity limitation, possession income eligible for the Section 936 credit in any tax year beginning after December 31, 2001 and before January 1, 2006 is subject to an additional limitation calculated for the Company to be $4,520,000 of taxable income. The Company's Section 936 credit for each year during the grandfather period would continue to be subject to the economic activity limitation (as discussed above). Based on the Company's current level of possession income and business plans, the Company believes that it will be eligible to claim a Section 936 credit under the grandfather rule discussed above.

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

The Company also has exemptions under Puerto Rico's Industrial Incentive Act of 1963 until June 2009 for income tax and property tax purposes. In each case, the level of exemption is 90%. The Company also has substantial net operating loss carryforwards available through fiscal 2005 to offset any remaining Puerto Rico taxable income. There are no limitations on the Company's ability to utilize such net operating loss carryforwards to reduce its Puerto Rico income tax. Furthermore, the Company's subsidiary operating in the Dominican Republic is exempt from taxation in that country.

Employees

On September 11, 1998, the Company had approximately 1,472 full-time employees, of whom 1,361 were engaged in manufacturing, 53 in engineering and new product development and 58 in executive, sales and administrative positions. Of these employees, approximately 260 are employed at the Company's Puerto Rico facilities and approximately 1,140 are employed at its Dominican Republic facilities. The Company has not experienced any work stoppage as a result of labor difficulties and believes it has satisfactory employee relations. The Company is not a party to any collective bargaining agreements.

Item 2.  Properties

The Company manufactures its non-fiber optic products in its facilities in Puerto Rico and the Dominican Republic. The Company's facility in Puerto Rico is in Toa Alta, approximately 20 miles southwest of San Juan, in a single story building which, together with several smaller buildings, contain an aggregate of approximately 43,000 square feet of space. These facilities also contain certain of the Company's warehousing facilities and certain of its administrative, research and development, quality assurance, sales and executive offices. These buildings are leased under an agreement with the Puerto Rico Industrial Development Company ("PRIDCO") which expires in April 2006.

The Company also leases a building consisting of approximately 73,000 square feet, in San Pedro De Macoris, Dominican Republic under a lease which expires in April 2000. This facility houses certain of the Company's manufacturing activities.

The Company leases a single story, 10,000 square foot facility in Hickory, North Carolina under a lease expiring December 1998, which houses its fiber optic manufacturing facilities as well as certain research and development and administrative offices. The Company believes it will be able to extend the lease on terms substantially similar to those contained within the existing lease or find suitable space on terms not materially different from the existing lease.

In addition, the Company occupies a single story building and a portion of another building, consisting of an aggregate of approximately 14,000 square feet in Copiague, New York under a lease which expires in July 1999. These facilities house the Company's principal research and development activities and certain of its marketing, administrative and executive offices, as well as a warehouse for customer products.

The Company believes that its facilities and equipment are well maintained and adequate to meet its current requirements.

Item 3.  Legal Proceedings

The Company is not a party to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock trades on the Nasdaq Stock Market - National Market System under the symbol "TIII". The following table sets forth, for each quarter during fiscal 1998 and fiscal 1997, the high and low sales prices of the Company's Common Stock, as reported by Nasdaq. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

Fiscal 1998                                           High             Low
                                                      ----             ---

         First Quarter Ended September 26, 1997     9 1/2             5 1/8
         Second Quarter Ended December 26, 1997     8 5/16            4 1/4
         Third Quarter Ended March 27, 1998         6 1/8             4 1/4
         Fourth Quarter Ended June 26, 1998         6 11/16           3 7/8

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
         Fourth Quarter Ended June 27, 1997         5 7/8             4 5/16


As of September 11, 1998, the Company had approximately 584 holders of record of its Common Stock, exclusive of stockholders whose shares were held by brokerage firms, depositories or other institutional firms in street name for their customers.

To date, the Company has paid no cash dividends. For the foreseeable future, the Company intends to retain all earnings generated from operations for use in the Company's business. Additionally, the Company's borrowing arrangements prohibit the payment of dividends until such indebtedness has been repaid in full.

Item 6.  Selected Financial Data

The following Selected Financial Data has been derived from the Company's consolidated financial statements for the five years in the period ended June 26, 1998 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the related notes thereto.

                             Selected Financial Data
                  (Dollars in thousands, except per share data)

                                                   June 24,      June 30,       June 28,      June 27,      June 26,
                                                     1994          1995           1996          1997          1998
                                                 ------------- -------------- ------------- ------------- --------------
Statements of Operations Data
----------------------------------------------
Net sales                                             $40,147        $43,830       $44,513       $50,675        $50,548
Operating income (loss)                                $3,066         $3,602        $3,856         ($892)       ($4,542)
Net income (loss) applicable
  to common stockholders                               $2,389         $2,942        $3,737         ($856)       ($5,142)
Net income (loss) per share - diluted                   $0.42          $0.52         $0.47        ($0.12)        ($0.68)

Balance Sheet Data
----------------------------------------------
Working capital                                        $6,734        $15,947       $23,801       $19,655        $15,994
Total assets                                          $29,378        $34,414       $42,823       $42,823        $47,564
Debt and capital leases                                $7,552         $2,767        $2,739        $2,841         $5,729
Redeemable preferred stock                                  -              -             -             -         $4,738
Stockholders' investment                              $15,137        $25,183       $33,862       $33,011        $28,973

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

The Company's results of operations were affected by several factors in the 1997 and 1998 fiscal years.

During the third quarter of fiscal 1997, Access Network Technologies ("ANT"), a joint venture between Lucent Technologies, Inc. ("Lucent") and Raychem Corporation ("Raychem"), was dissolved. The Company had entered into a strategic agreement with ANT in 1995 to develop and manufacture advanced overvoltage surge protectors. The products developed by the joint venture combined TII overvoltage surge protectors with a proprietary gel sealing technology from Raychem that makes these products virtually impenetrable by weather. Following such dissolution, the Company increased its allowance for the inventory that was produced for ANT. In addition, during the third quarter of fiscal 1997, the Company put into effect certain measures to reduce costs. These measures included a reduction of personnel, the movement of certain production processes to the Company's lower cost facility in the Dominican Republic, the outsourcing of certain manufacturing steps, the realignment of the Company's sales and marketing force and the discontinuance of certain lower margin products. These actions resulted in non-recurring charges of $3.0 million ($2.9 million of which was charged to cost of sales, $50,000 to selling, general and administrative expense and $50,000 to research and development expense) in the third quarter of fiscal 1997, consisting of an increase to the allowance for inventory primarily related to the ANT joint venture product line (approximately $2.7 million), as well as severance related costs (approximately $250,000) and costs to close or move certain production processes (approximately $50,000). The Company and Raychem agreed to continue to manufacture and market the products without the participation of Lucent. The Company does not expect to incur any other charges as a result of the effects of the dissolution of the ANT joint venture.

To meet its customers' needs, the Company introduced a line of broadband NIDS with features and functionality that the Company believes were instrumental in its winning two major contracts in July and September of 1997 with an RBOC and an independent Telco, respectively, each of which was a pre-existing unaffiliated customer. For strategic purposes, the Company accepted orders under one of these contracts which it believed it could fulfill under an aggressive delivery time schedule that mandated it to seek to accelerate production.

Beginning in the fourth quarter of fiscal 1997 and continuing through fiscal 1998, the Company incurred additional manufacturing expenses in gearing up toward the accelerated production of its new broadband NID product line, compounded, in the second quarter of fiscal 1998, by production disruptions as the Company sought to meet a customer's requested delivery schedules. These additional manufacturing costs included the hiring of temporary personnel during the initial phases of production, the outsourcing of certain production processes, initial purchases of materials in smaller than usual quantities for which volume discounts were not available, lower initial manufacturing yields and additional freight and other expediting costs. Additionally, results were also adversely affected by continuing expenditures relating to the Company's movement of certain production processes to the Company's lower cost facility in the Dominican Republic. The disruptions were primarily caused by the failure of certain vendors to, in turn, meet the Company's delivery requirements for required molds and inventory components, production breakdowns which produced significant delays and yield losses during the initial production process and delays in completing the training of permanent employees for both the Company's Puerto Rico and Dominican Republic facilities, as well as temporary manufacturing employees hired at its Puerto Rico facilities to meet the accelerated production schedule.

As a result, in the second quarter of fiscal 1998, the Company's net sales decreased to $10.1 million (compared to $13.0 million in the comparable period in fiscal 1997), its gross profit margin was $493,000 (compared to $3.4 million in the second quarter of fiscal 1997) and the Company experienced a net loss of $2.5 million (compared to net income of $905,000 in the second quarter of fiscal 1997). While the Company resolved most of the production disruption issues toward the end of the second quarter, during the third and fourth quarters of fiscal 1998 the Company continued to experience certain yield losses, costs associated with outsourcing the production of certain injection molded parts and added costs to air freight products to meet customer delivery requirements.

Therefore, in fiscal 1997 and 1998 the Company's gross profit percentage was below levels in effect prior to fiscal 1997. While the Company expects sales and gross profit margins to increase from fiscal 1998 levels, the Company does not anticipate that its gross profit margins will return to levels in effect prior to fiscal 1997 in the foreseeable future.

Fiscal Years Ended June 26, 1998, June 27, 1997 and June 28, 1996

Net sales for fiscal 1998 decreased by $127,000 or .3% to $50.5 million from $50.7 million in fiscal 1997. The decline relates primarily to a decrease in product shipped due to the Company's production disruptions in the second and, to a significantly lesser degree, third quarters of fiscal 1998, partially offset by an increase in sales of its fiber optic product line. Net sales for fiscal 1997 increased by $6.2 million or 13.8% to $50.7 million from $44.5 million in fiscal 1996. The Company experienced growth in its overvoltage surge protector, NID and fiber optic product lines.

As a result of increased freight costs, increased overtime, the hiring of additional temporary personnel, outsourcing certain production functions, lower initial manufacturing yields, and other expediting costs to meet customers' desired delivery schedules, gross profit margins in fiscal 1998 were 13.9% of net sales versus 24.0% of net sales for fiscal 1997 (before the non-recurring $2.9 million in fiscal 1997 charged to cost of sales related to the Company's program to reduce costs and to an inventory charge due to the dissolution of ANT discussed above in "Overview"). Gross profit margins decreased for fiscal 1997 to 24.0% (before non-recurring charges of $2.9 million) from 28.2% for fiscal 1996. Excluding the $875,000 shortfall payment received from AT&T Corp. during fiscal 1996, the Company's fiscal 1996 gross margin would have been 26.2%. The Company's fiscal 1997 gross profit margin was impacted by higher raw material and manufacturing costs and, during the fourth quarter of fiscal 1997, by costs associated with the accelerated production startup of several new products, including the Company's new broadband NIDs, and expenditures relating to the movement of certain production processes to the Company's lower cost facility in the Dominican Republic.

Selling, general and administrative expenses for fiscal 1998 increased $1.2 million or 17.4% to $8.3 million, or 16.4% of sales, from $7.1 million in fiscal 1997. The increase resulted primarily from legal, accounting, printing and other expenses incurred in connection with a withdrawn public offering of Common Stock in the second quarter of fiscal 1998 and additional personnel, promotion and other costs associated with the Company's efforts to obtain and fulfill new sales contracts. During fiscal 1997, selling, general and administrative expenses increased to $7.1 million, or 13.9% of sales, from $5.9 million, or 13.2% of sales, during fiscal year 1996. The increase resulted primarily from legal costs of an action in which the Company was a plaintiff and from personnel, promotion and other costs associated with the Company's increased efforts to win supply contracts for its new broadband NID product line.

Absent the $50,000 non-recurring charge in the third quarter of fiscal 1997, research and development expenses for fiscal 1998 increased by $261,000 or 8.5% to $3.3 million, due primarily to higher costs associated with product development for the expansion of the Company's broadband NID product line. Research and development expenses for fiscal 1997 increased by $265,000 or 9.4%, to $3.1 million from $2.8 million in fiscal 1996. The increase relates to $50,000 of non-recurring charges in fiscal 1997 and costs associated with the development of the broadband NID product line and new overvoltage surge protectors.

Interest expense in fiscal 1998 was $47,000 lower than in fiscal 1997. Interest expense in fiscal 1997 included amortization of debt origination costs that ceased during the first quarter of fiscal 1997. Interest expense for fiscal 1997 declined by $129,000 to $287,000 from $416,000 in fiscal 1996 due to reduced debt levels and the absence of amortization of debt origination costs that ceased in the first quarter of fiscal 1997.

The Company accrued a tax provision for fiscal 1997 for the settlement of an audit performed by the Internal Revenue Service, resulting in a net provision of $63,000 for the year.

Income Taxes

Due to its election to operate under Section 936 of the Internal Revenue Code and the availability of certain net operating loss carryforwards and exemptions from income taxes in Puerto Rico and in the Dominican Republic, the Company has not been required to pay any United States federal, Puerto Rico or Dominican Republic taxes on most of its income. The Company calculates its Section 936 credit utilizing the economic activity based credit. Based on fiscal 1998 levels of qualified wages, fringe benefits and depreciation in Puerto Rico, the Company's economic activity based credit limitation is approximately $3,383,000 per annum.

Although the Section 936 credit has generally been repealed, the Company continues to be eligible to claim a Section 936 credit until the year ended June 2006 under a special grandfather rule subject to limitation calculated to be $4,520,000 of taxable income. If, however, the Company adds a substantial new line of business (or has a new line of business that becomes substantial), it would cease to be eligible to claim the Section 936 credit beginning with the taxable year in which such new line of business is added. Based on the Company's current level of possession income and business plans, the Company believes that it will be eligible to claim a Section 936 credit under the grandfather rule discussed above. See Note 9 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The Company's cash, cash equivalents and marketable securities decreased to $377,000 at the end of fiscal 1998 from $3.8 million at the end of fiscal 1997. Working capital decreased to $16.0 million at the end of fiscal 1998 from $19.7 million at the end of fiscal 1997.

During fiscal 1998, $6.1 million of cash was used in operations, primarily to fund an increase in inventories of $3.3 million and a net loss of $4.7 million. Such net loss included non-cash charges of $1.8 million for depreciation and amortization.

Cash of $1.3 million was used in investing activities for capital expenditures ($4.9 million) offset, in part, by $3.6 million in proceeds from sales and maturities of marketable securities in excess of amounts reinvested.

Financing activities provided $7.6 million of cash, with $4.6 million being raised through the sale of Series C Convertible Preferred Stock, $2.2 million being provided by a net increase in debt and obligations under capital leases, and $861,000 being provided by the exercise of stock options.

The Company has no commitments for capital expenditures, but expects to purchase new equipment and incur leasehold improvements in the normal course of business, subject to the maximum amounts permitted under its revolving credit facility.

In April 1998, the Company established credit facilities with BNY Financial Corporation, an affiliate of the Bank of New York, in an aggregate principal amount of $12.5 million (the "Credit Facility"). The credit Facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain reserves. In addition, the Company may also borrow up to $6.5 million, limited by a borrowing base not exceeding 75% of the purchase price of new equipment or the orderly liquidation value of eligible equipment already owned. Any portion of the aggregate $6.5 million commitment for capital expenditure loans not borrowed by December 31, 1998 will then be extinguished. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is April 30, 2003, while capital expenditure loans are to be repaid through March 31, 2003, subject to mandatory repayments from disposition proceeds and insurance proceeds in certain circumstances.

The Credit Facility requires that the Company maintain tangible net worth (as defined) of $30.0 million. As of June 26, 1998, the Company's tangible net worth (as defined) was approximately $32.1 million. The Company believes it incurred operating losses during the quarter ended September 25, 1998. If the operating losses were to continue, or events occurred causing additional losses, the Company may cease to be in compliance with this convenant. If the Company is unable to obtain a waiver or amendment of this provision, it may be unable to borrow under, and the lender would be able to accelerate payment of outstanding borrowings under the Credit Facility. Management believes, however, that the Company would be able to secure alternate sources of financing. The Company's ability to obtain such financing will be affected by such factors as its results of operations, financial condition, business prospects and restrictions contained in credit facilities. There can be no assurances that the Company will be able to, or the terms on which it may be able to, obtain any such financing.

Impact of Inflation

The Company does not believe its business is affected by inflation to a greater extent than the general economy. The Company monitors the impact of inflation and attempts to adjust prices where market conditions permit. Inflation has not had a significant effect on the Company's operations during any of the reported periods.

Year 2000

In fiscal 1997 the Company commenced, and in fiscal 1998, continued a program to assess and address in a timely manner all its information systems, including customer service, production, distribution and financial systems in conjunction with the year 2000. A significant portion of the Company's year 2000 program has been implemented as part of its program to upgrade its information systems, which the Company had committed to do regardless of the year 2000 issue. In addition, the Company was assesed the impact of the year 2000 on non-information technology systems. The Company has spent approximately $800,000 on computer hardware, software and related support for this information systems upgrade program and expects to spend approximately $250,000 complete its year 2000 compliance program. If it becomes necessary to dedicate additional financial and other resources to complete the Company's information systems upgrade program and to complete the conversion of non-information technology equipment to year 2000 compliant by the end of fiscal year 1999 (the Company's estimated year 2000 program completion date), of shortly thereafter, the Company will do so.

The Company is also communicating with its suppliers, customers, distributors, and others with whom it conducts business to coordinate year 2000 compliance and to identify alternative sources of supply for materials if necessary. The implementation of these plans is not expected to have a material adverse effect on the results of operations or the financial condition of the Company. The Company presently believes alternative sources of supply will be available in the event of unforeseen year 2000 compliance issues that affect suppliers' abilities to fulfill requirements. If production and other plans need to be modified because of unforeseen year 2000 issues at vendors, distributors and others with whom the Company conducts business, the Company will do so when the need for such modification becomes apparent.

If the Company or its suppliers, distributors or others with whom it conducts business are unable to identify and address the system issues related to the year 2000 risk on a timely basis, there could be a material adverse effect on its results of operations, liquidity and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to market risks, including changes in U.S. dollar interest rates. The interest payable in the Company's credit agreement is principally between 250 and 275 basis points above the London Interbank Offered Rate ("LIBOR") and therefore affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to the consolidated operating results of the Company.

The Company requires foriegn sales to be paid in U.S. currency and generally requires such payments to be made in advance by letter of credit or by United States affiliates of the customer.

Item 8.  Financial Statements and Supplemental Data


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TII Industries, Inc.:

We have audited the accompanying consolidated balance sheets of TII Industries, Inc. and subsidiaries as of June 27, 1997 and June 26, 1998, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended June 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TII Industries, Inc. and subsidiaries as of June 27, 1997 and June 26, 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 26, 1998, in conformity with generally accepted accounting principles.


Arthur Andersen LLP




San Juan, Puerto Rico
September 25, 1998.

Stamp No. 1532784 of the
Puerto Rico Society of
Certified Public Accountants
has been affixed to the
original copy of this report.

                     TII INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      AS OF JUNE 27, 1997 AND JUNE 26, 1998
                             (Dollars in Thousands)

                                                                             June 27,         June 26,
                                                                               1997             1998
                                                                           --------------   -------------
                                  ASSETS

Current Assets
    Cash and cash equivalents                                                      $ 247           $ 377
    Marketable securities available for sale                                       3,552               -
    Receivables                                                                    7,388           8,110
    Inventories                                                                   15,574          18,619
    Prepaid expenses                                                                 402             375
                                                                           --------------   -------------
              Total current assets                                                27,163          27,481
                                                                            --------------   -------------
Fixed Assets
    Property, plant and equipment                                                 37,812          43,430
    Less: Accumulated depreciation and amortization                              (23,768)        (25,398)
                                                                           --------------   -------------
              Net fixed assets                                                    14,044          18,032
                                                                           --------------   -------------

Other Assets                                                                       1,616           2,051
                                                                           --------------   -------------

              TOTAL ASSETS                                                      $ 42,823        $ 47,564
                                                                           ==============   =============

                 LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities
    Current portion of long-term debt and obligations under capital leases         $ 537         $ 3,363
    Accounts payable                                                               5,833           6,528
    Accrued liabilities                                                            1,138           1,596
                                                                           --------------   -------------
              Total  current liabilities                                           7,508          11,487
                                                                           --------------   -------------

Long-Term Debt                                                                       839           1,855
Long-Term Obligations Under Capital Leases                                         1,465             511
                                                                           --------------   -------------
                                                                                   2,304           2,366
                                                                           --------------   -------------
Series C Convertible  Redeemable  Preferred  Stock, no shares issued at June 27, 1997 and 5,000 shares issued at June 26, 1998, respectively;
    liquidation preference of $1,150 per share                                         -           4,738
                                                                           --------------   -------------

Commitments and Contingencies (Note 13)
Stockholders' Investment
    Preferred Stock, par value $1.00 per share;  1,000,000 authorized;
           Series C Convertible Redeemable, no shares issued at
              June 27, 1997 and 5,000 shares issued at June 26, 1998                   -               -
           Series D Junior Participating, no shares issued (Note 11)                   -               -
    Common Stock, par value $.01 per share; 30,000,000 shares authorized;
        7,448,473 and 7,631,801 shares issued at June 27, 1997 and
        June 26, 1998, respectively (Note 10)                                         75              76
    Warrants outstanding                                                             159             159
    Capital in excess of par value                                                29,052          30,162
    Retained earnings (deficit)                                                    3,999          (1,143)
    Valuation adjustment to record marketable securities available
        for sale at fair value                                                         7               -
                                                                           --------------   -------------
                                                                                  33,292          29,254
    Less - Treasury stock, at cost; 17,637 common shares                            (281)           (281)
                                                                           --------------   -------------
              Total stockholders' investment                                      33,011          28,973
                                                                           --------------   -------------

              TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                    $ 42,823        $ 47,564
                                                                           ==============   =============

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE YEARS IN THE PERIOD ENDED JUNE 26, 1998
                      (In Thousands, except per share data)



                                                                      June             June              June
                                                                    28, 1996         27, 1997          26, 1998
                                                                  --------------   --------------    --------------

Net sales                                                              $ 44,513      $    50,675        $   50,548
Cost of sales                                                            31,956           41,421            43,504
                                                                  --------------   --------------    --------------

        Gross profit                                                     12,557            9,254             7,044
                                                                  --------------   --------------    --------------

Operating expenses
     Selling, general and administrative                                  5,881            7,061             8,290
     Research and development                                             2,820            3,085             3,296
                                                                  --------------   --------------    --------------
        Total operating expenses                                          8,701           10,146            11,586
                                                                  --------------   --------------    --------------

        Operating income (loss)                                           3,856             (892)           (4,542)

Interest expense                                                           (416)            (287)             (240)
Interest income                                                             191              314               122
Other income (expense)                                                      106               72               (44)
                                                                  --------------   --------------    --------------

        Income (loss) before provision for income taxes                   3,737             (793)           (4,704)

Provision for income taxes                                                    -               63                 -
                                                                  --------------   --------------    --------------

        Net income (loss)                                                 3,737             (856)           (4,704)

Preferred stock embedded dividend                                             -                -              (438)
                                                                  --------------   --------------    --------------

        Net income (loss) applicable
        to common stockholders                                          $ 3,737           $ (856)         $ (5,142)
                                                                  ==============   ==============    ==============

Net income (loss) per share:
        Basic                                                             $0.53           ($0.12)           ($0.68)
                                                                  ==============   ==============    ==============

        Diluted                                                           $0.47           ($0.12)           ($0.68)
                                                                  ==============   ==============    ==============

Weighted average shares outstanding:
        Basic                                                             7,111            7,430             7,572
                                                                  ==============   ==============    ==============
        Diluted                                                           8,179            7,430             7,572
                                                                  ==============   ==============    ==============


                 See notes to consolidated financial statements

TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
              FOR THE THREE YEARS IN THE PERIOD ENDED JUNE 26, 1998
                             (Dollars in thousands)

                                                                                                              Valuation
                                                                                                              Adjustment
                                                                                                               to record
                                                                                                              Marketable
                                                                                     Capital                  Securities
                                                              Class B               in excess     Retained   available for
                                     Preferred     Common      Common     Warrants    of par      Earnings      sale at    Treasury
                                       Stock       Stock       Stock    Outstanding   value      (Deficit)    fair value    Stock
                                     ----------- ----------- ----------- --------- --------     ----------- -------------- ---------

BALANCE, June 30, 1995                   $2,763         $55          $4      $120      $21,394       $1,118            $10    ($281)

  Exercise of private placement
    Warrants and Unit Purchase
    Options net of $128 of expenses           -          12           -         -       5,421            -              -        -
  Conversion of Class B Common
    Stock                                     -           4          (4)        -           -            -              -        -
  Redemption of Series A Preferred
    Stock                                (2,763)          -           -         -           -            -              -        -
  Exercise of stock options                   -           4           -         -       2,231            -              -        -
  Unrealized gain on marketable
    securities available for sale             -           -           -         -           -            -             37        -
  Net income for the year                     -           -           -         -           -        3,737              -        -
                                     ----------- ----------- ----------- --------- -----------  ----------- -------------- --------
BALANCE, June 28, 1996                        -          75           -       120      29,046        4,855             47     (281)

  Exercise of stock options                   -           -           -         -           6            -              -        -
  Warrants issued for financial
    advisory services                         -           -           -        39           -            -              -        -
  Unrealized loss on marketable
    securities available for sale             -           -           -         -           -            -            (40)       -
  Net loss for the year                       -           -           -         -           -         (856)             -        -
                                     ----------- ----------- ----------- --------- -----------  ----------- -------------- --------
BALANCE, June 27, 1997                        -          75           -       159      29,052        3,999              7     (281)

  Exercise of stock options                   -           1           -         -         860            -              -        -
  Issuance of Series C Preferred
    Stock (Note 11)                           -           -           -         -         250            -              -        -
  Embedded dividend on Series
    C Preferred Stock                         -           -           -         -           -         (438)             -        -
  Unrealized loss on marketable
    securities available for sale             -           -           -         -           -            -             (7)       -
  Net loss for the year                       -           -           -         -           -       (4,704)             -        -
                                     ----------- ----------- ----------- --------- -----------  ----------- -------------- --------

BALANCE, June 26, 1998                       $-         $76          $-      $159     $ 30,162     ($1,143)            $-    ($281)
                                     =========== =========== =========== ========= ===========  =========== ============== ========


                 See notes to consolidated financial statements
                                       23

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE YEARS IN THE PERIOD ENDED JUNE 26, 1998
                             (Dollars in thousands)


                                                                          June 28,    June 27,     June 26,
                                                                            1996        1997         1998
                                                                         ----------- -----------  -----------



Cash Flows from Operating Activities:
    Net income (loss)                                                        $3,737       ($856)     ($4,704)
                                                                         ----------- -----------  -----------

    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                                        1,727       1,745        1,631
         Provision for inventory allowance, net                                 568       2,896          206
         Amortization of other assets, net                                      278         180          194
         Changes in assets and liabilities
            Increase in receivables                                            (951)       (304)        (722)
            Increase in inventories                                          (2,322)     (4,438)      (3,251)
            Decrease (increase) in prepaid expenses and other assets            257        (362)        (602)
            (Decrease) increase in accounts payable and accrued liabilities    (242)        787        1,153
                                                                         ----------- -----------  -----------
                  Net cash provided by (used in) operating activities         3,052        (352)      (6,095)
                                                                         ----------- -----------  -----------

Cash Flows from Investing Activities:
    Capital expenditures                                                       (549)     (4,267)      (4,890)
    Purchases of marketable securities available for sale                    (6,533)    (24,488)      (3,572)
    Proceeds from sales and maturities of marketable securities
      available for sale                                                      1,645      26,895        7,124
                                                                         ----------- -----------  -----------
         Net cash used in investing activities                               (5,437)     (1,860)      (1,338)
                                                                         ----------- -----------  -----------

Cash Flows from Financing Activities:
    Proceeds from exercise of options and warrants                            7,656           6          861
    Net proceeds from short-term borrowings                                       -           -        3,912
    Net proceeds from issuance of preferred stock                                 -           -        4,550
    Payment of long-term debt and obligations under capital leases           (1,969)       (430)      (1,760)
    Redemption of Preferred Stock                                            (2,763)          -            -
                                                                         ----------- -----------  -----------
         Net cash provided by (used in) financing activities                  2,924        (424)       7,563
                                                                         ----------- -----------  -----------

         Net increase (decrease) in cash and cash equivalents                   539      (2,636)         130

Cash and cash equivalents, at beginning of year                               2,344       2,883          247
                                                                         ----------- -----------  -----------

Cash and cash equivalents, at end of year                                    $2,883        $247         $377
                                                                         =========== ===========  ===========

Supplemental disclosure of non-cash transactions:
    Capital leases entered into                                              $1,938        $533         $729
                                                                         =========== ===========  ===========
    Embedded dividend on Series C Preferred Stock                                 -           -         $438
                                                                         =========== ===========  ===========
    Valuation adjustment to record marketable securities
      available for sale at fair value                                          $37        ($40)         ($7)
                                                                         =========== ===========  ===========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                   $0         $42         $112
                                                                         =========== ===========  ===========
    Cash paid for interest                                                     $174        $241         $212
                                                                         =========== ===========  ===========



                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies

Business: TII Industries, Inc. and subsidiaries (the "Company") are engaged in the design, manufacture and sale of overvoltage surge protectors, network interface devices, station electronics and fiber optic enclosure products. The majority of the Company's consolidated sales for each of the three years ended June 26, 1998 resulted from sales of overvoltage protector products, which are primarily manufactured in the Company's plants in Puerto Rico and the Dominican Republic.

Fiscal Year: The Company reports on a 52-53 week year ending on the last Friday in June.

Consolidation: The consolidated financial statements include the accounts of TII Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Marketable Securities: The Company categorizes its marketable security investments as available-for-sale securities, reported at fair value. Unrealized gains and losses of available-for-sale securities are reported as a separate component of stockholders' investment. At June 27, 1997, the portfolio consisted of federal backed agency bonds and notes and other liquid investment grade investments with maturities ranging from three months to one year. The primary investment goal is near-term liquidity and safety of principal.

Inventories: Inventories are stated at the lower of cost (materials, direct labor and applicable overhead expenses on the first-in, first-out basis) or market.

Property and Equipment: Depreciation of property and equipment is recorded on the straight-line method over the estimated useful life of the related property and equipment (generally between 5 and 10 years). Leasehold improvements are amortized on a straight-line basis over the term of the respective leases, or over their estimated useful lives, whichever is shorter.

Revenue Recognition: Sales are recorded as products are shipped and title passes.

Other Assets: The Company follows the policy of deferring certain patent costs which are amortized on a straight-line basis over the lesser of the life of the product or the patent. Included within other assets is the cash surrender value of approximately $259,000 relating to key-man life insurance policies with a face amount in excess of $2,000,000.

Net Income (Loss) per Common Share: In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

Pending Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The Company is required to adopt SFAS No. 130 in the first quarter of fiscal 1999. Reclassification of comparative financial statements provided for earlier periods will be required. The Company believes that the display of comprehensive income will not differ materially from the currently reported net income (loss) attributable to common stockholders.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Reporting About Segments of an Enterprise and Related Information". This statement requires disclosure related to each segment of an enterprise's operations similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. The Company is required to adopt SFAS No. 131 for the fiscal year ending June 25, 1999.

Statements of Cash Flows: All highly liquid instruments with an original maturity of three months or less are considered cash equivalents. The Company had cash equivalents of approximately $84,000 at June 26, 1998 and June 27, 1997.

Fair Value of Financial Instruments: The carrying amounts of cash, receivables, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these items. The carrying amount of the long-term debt approximates fair value because the interest rate this instrument bears is equivalent to the current rates offered for debt of similar nature and maturity.

(2) Non-recurring Charge in Fiscal 1997

During the third quarter of fiscal 1997, Access Network Technologies ("ANT"), a joint venture between Lucent Technologies, Inc. ("Lucent") and Raychem Corporation ("Raychem"), was dissolved. The Company had entered into a strategic agreement with ANT in 1995 to develop and manufacture advanced overvoltage surge protectors. The first products introduced by the joint venture combined TII overvoltage surge protectors with a proprietary gel sealing technology from Raychem that makes these products virtually impenetrable by weather. Following such dissolution, the Company increased its allowance for the inventory which was produced for ANT. The Company and Raychem have agreed to continue to manufacture and market the products without the participation of Lucent. In addition, during the third quarter of fiscal 1997, the Company put into effect certain measures to reduce costs and enhance profitability. These measures included a reduction of personnel, the movement of certain production processes to the Company's lower cost facility in the Dominican Republic, the outsourcing of certain manufacturing steps, the re-alignment of the Company's sales and marketing force and the discontinuance of certain lower margin products. These actions resulted in non-recurring charges of $3.0 million ($2.9 million of which was charged to cost of sales and $50,000 was charged to each of selling, general and administrative expense and research and development expense) in the third quarter of fiscal 1997, consisting of an increase to the allowance for inventory primarily related to the ANT joint venture product line (approximately $2.7 million), as well as severance related costs (approximately $250,000) and costs to close or move certain production processes (approximately $50,000).

(3) Receivables. Receivables consist of the following:


                                         June 27,             June 26,
                                             1997                 1998
                                      -------------------   ------------------
Trade receivables                             $6,897,000           $7,923,000
Other receivables                                544,000              249,000
                                      -------------------   ------------------
                                               7,441,000            8,172,000
Less: allowance for doubtful accounts            (53,000)             (62,000)
                                      -------------------   ------------------
                                              $7,388,000           $8,110,000
                                      ===================   ==================


(4) Inventories. Inventories consist of the following:

                                            June 27,             June 26,
                                              1997                 1998
                                      -------------------   ------------------
Raw materials                                 $7,426,000          $11,880,000
Work in process                                4,584,000            5,586,000
Finished goods                                 5,994,000            3,789,000
                                      -------------------   ------------------
                                              18,004,000           21,255,000
Less: allowance for inventory                 (2,430,000)          (2,636,000)
                                      -------------------   ------------------
                                             $15,574,000          $18,619,000
                                      ===================   ==================

(5) Fixed Assets: Fixed Assets consists of property, plant and equipment as follows:
                                            June 27,             June 26,
                                              1997                 1998
                                       -------------------   ------------------

Machinery and equipment                  $  20,478              $  23,983
Tools, dies and molds                        8,038                  9,919
Leashold improvements                        6,166                  6,241
Office fixtures, equipment and other         3,130                  3,287
                                       -------------------   ------------------
   Total Property plant and equip.          37,812                 43,430
Less: Accumulated depreciation             (23,768)               (25,398)
   Property, plant and equipment, net    $  14,044              $  18,032
                                       ===================   ==================


During fiscal year 1998, the Company refinanced some of its machinery and equipment under a sale/lease back arrangement. The machinery and equipment was sold for approximately $729,000. The transaction was accounted for as a financing, wherein the machinery and equipment remains on the books of the Company and continues to be depreciated. A finacing obligation representing the proceeds was recorded, and is reduced based on payments under the loan. The payments are reflected in the minimum lease payments of the Company's obligations under capital leases (Note 8).

(6)  Accrued Liabilities: Accrued liabilities consist of the following:

                                           June 27,             June 26,
                                             1997                 1998
                                      -------------------   ------------------
Payroll, incentive and vacation                 $672,000             $924,000
Accrued payroll taxes                             91,000              129,000
Legal and professional fees                      135,000              457,000
Accrued rent                                     100,000                    -
Other                                            140,000               86,000
                                      -------------------   ------------------
                                              $1,138,000           $1,596,000
                                      ===================   ==================

(7) Long-term Debt. The composition of long-term debt is as follows:

                                                                                   June 27,       June 26,
                                                                                     1997           1998
                                                                                  ------------- --------------

Revolving credit loan, bearing interest at a rate described below (8.75% at
  June 26, 1998)                                                                  $          -  $   2,801,000
Term loan, bearing interest at a rate described below (9% at June 26, 1998)                  -      1,111,000
Unsecured subordinated note payable on July 19, 2001, bearing interest at 10%
  convertible into common stock at a conversion price of $2.50 per share.              750,000        750,000
Installment notes payable through 2004, bearing interest ranging from 8.0% to 9.5%
  secured by  assets with a net book value of approximately $285,000                   103,000         89,000
                                                                                  ------------- --------------
                                                                                       853,000      4,751,000
Less current portion                                                                   (14,000)    (2,896,000)
                                                                                  ============= ==============
Long-term debt                                                                    $    839,000  $   1,855,000
                                                                                  ============= ==============


On April 30, 1998, the Company and certain of its subsidiaries entered into a Revolving Credit, Term Loan and Security Agreements with BNY Financial Corporation, an affiliate of The Bank of New York, which established three related credit facilities in an aggregate principal amount of $12.5 million ("Credit Facility"). The Credit Facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of the eligible accounts receivable and 50% of the eligible inventory, subject to certain reserves. The Credit Facility also provides for loans for the purpose of acquiring eligible equipment or financing or refinancing eligible equipment previously acquired. The aggregate principal amount of all such loans may not exceed $6.5 million, limited by a borrowing base not exceeding 75% of the purchase price of new equipment or the orderly liquidation value of eligible equipment already owned. Any portion of the aggregate $6.5 million commitment for capital expenditure loans not borrowed by December 31, 1998 will then be extinguished.

The final scheduled maturity date of the revolving credit loans is April 30, 2003. Capital expenditure loans are to be repaid through March 31, 2003, subject to mandatory prepayments from disposition proceeds and insurance proceeds in certain circumstances. The maturity dates of revolving credit loans and capital expenditure borrowings may be extended in certain instances.

Outstanding  revolving  credit loans bear interest at a rate per annum based on:
(a) a floating rate (in general, equal to the greater of the bank's prime rate and 0.50% per annum in excess of a specified weighted average of rates on overnight Federal funds transactions), plus, in either case, 0.25% per annum;
(b) to the extent selected by the Company, a fixed rate based upon the bank's LIBOR rate for specified loan periods plus 2.50% per annum; and (c) to the extent selected by the Company, a rate equal to the daily average of a published "one-month" LIBOR rate plus 2.50% per annum. Outstanding capital expenditure loans bear interest based at the same rates per annum plus 0.25% per annum. The loan agreements also require the payment by the Company of specified fees.

The loan agreements require, among other things, that: (a) the Company maintain a consolidated tangible net worth, which includes the Series C Redeemable Preferred Stock, of at least $30.0 million (with such minimum amount to be increased each fiscal quarter, commencing June 27, 1998, by an amount equal to 50% of the Company's consolidated net income for such quarter); (b) capital expenditures of the Company and its subsidiaries not to exceed in the aggregate $6.0 million for the fiscal year ending June 1998, $5.0 million for the fiscal year ending June 1999 or $5.8 million for any fiscal year ending thereafter; and (c) no new operating leases be entered into by the Company or its subsidiaries if, after giving effect thereto, the aggregate annual rental payments for all leased property (excluding capital leases) would exceed $750,000 in any one fiscal year. The loan agreements also impose limitations on, among other things, dividends on and redemptions (and repurchases) of equity securities and the incurrence of additional indebtedness. The Company believes it incurred operating losses during the quarter ended September 25, 1998. If the operating losses were to continue, or an event occurred causing additional losses, the Company may cease to be in compliance with this tangible net worth convenant.

The Company and each of its subsidiaries has collateralized their respective obligations by a grant of a lien and security interest against substantially all of their respective assets and properties, regardless of whether comprising a part of the borrowing base and pledge of all (or in one case 65%) of each subsidiaries' capital stock.




Future payments for long term debt are as follows:


Fiscal year                     Amount
-----------------------   -------------------
1999                              $2,896,000
2000                                 175,000
2001                                 927,000
2002                                 198,000
2003                                 555,000
                          -------------------
Total payments                     4,751,000
Less: current portion             (2,896,000)
                          -------------------
                                 $ 1,855,000
                          ===================

(8) Obligation under capital leases: The Company leases equipment and vehicles for its operations. These leases have been capitalized using interest rates ranging from 7.9% to 14.9%. Future minimum payments under these leases are as follows:

Fiscal year                                  Amount
-----------------------                -------------------
1999                                         $    495,000
2000                                              397,000
2001                                              123,000
2002                                                2,000
                                       -------------------
Total minimum lease payments                    1,017,000
Less: amount representing interest                (39,000)
                                       -------------------
                                                  978,000
Less: current portion                            (467,000)
                                       -------------------
                                             $    511,000
                                       ===================

(9) Income Taxes: The Company's policy is to provide for income taxes based on reported income, adjusted for differences that are not expected to ever enter into the computation of taxes under applicable tax laws.

The Company has elected the application of Section 936 of the U.S. Internal Revenue Code (Code), and presently intends to continue to operate in a fashion that will enable it to qualify for the Section 936 election. Under that section, as long as the Company (on a non-consolidated basis) has cumulatively derived, in its current and two preceding tax years, at least 80% of its gross income from sources within Puerto Rico and at least 75% of its gross income from the active conduct of a trade or business within Puerto Rico, as defined in the Code, the Company is entitled to a federal tax credit in an amount equal to the lesser of the United States federal tax attributable to its taxable income arising from the active conduct of its business within Puerto Rico or the economic activity based credit limitation. To the extent the Company has taxable income arising from United States sources (e.g., income from investment or operating activity in the U.S.), the Company would not be entitled to offset the related tax on such income with the Section 936 tax credit.

The  economic  activity  limitation  on the amount of  allowable  credits  under
Section 936 is based upon qualified wages paid for services performed in Puerto Rico, fringe benefits, depreciation deductions and taxes in Puerto Rico. Based on fiscal 1998 levels of qualified wages, fringe benefits, depreciation and taxes in Puerto Rico, the Company's economic activity based credit limitation is approximately $3,383,000 per annum.

Although the Section 936 credit was generally repealed, the Company continues to be eligible to claim a Section 936 credit until the year ended June 2006 under a special grandfather rule. If, however, the Company adds a substantial new line of business (or has a new line of business that becomes substantial), the Company would cease to be eligible to claim the Section 936 credit beginning with the taxable year in which such new line of business is added. Because the Company uses the economic activity limitation, possession income eligible for the Section 936 credit in any tax year beginning after December 31, 2001 and before January 1, 2006 is subject to an additional limitation calculated to be $4,520,000 of taxable income. The Company's Section 936 credit for each year during the grandfather period would continue to be subject to the economic activity limitation (as discussed above). Based on the Company's current level of
                                       30
possession income and business plans, the Company believes that it will be eligible to claim a Section 936 credit under the grandfather rule discussed above.

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

The Company has exemptions until June 2009 for Puerto Rico income tax and Puerto Rico property tax purposes. The level of exemption is 90% for all purposes. The Company also has net operating loss carryforwards available through fiscal 2005 to offset any remaining Puerto Rico taxable income. There are no limitations on the Company's ability to utilize such net operating loss carryforwards to reduce its Puerto Rico income tax. Furthermore, the Company's United States based subsidiary operating in the Dominican Republic is exempt from taxation in that country.

In each of the years in the three-year period ended June 26, 1998, the Company's U.S. based subsidiaries either generated operating losses or had net operating loss carryforwards available to offset taxable income; therefore, for each of these years there is no U.S. federal income tax provision.

At June 26, 1998, for U.S. federal income tax purposes, the Company had net operating loss carryforwards aggregating approximately $20,058,000 which expire periodically through 2013, and along with its subsidiaries had consolidated net operating loss carryforwards aggregating approximately $28,315,000 which expire periodically through 2013 and general business tax credit carryforward of approximately $466,000 which expire periodically through 2012. As a result of a private placement in fiscal 1993 there was an ownership change within the meaning of Section 382 of the Code, which limits the ability of the Company and its subsidiaries to utilize their net operating losses and tax credit carryforwards. The maximum amount of net operating loss and tax credit equivalent carryforwards which may be utilized in any year (and which is utilized to offset income prior to the utilization of a credit available under
Section 936 of the Code) is approximately $334,000 per year for the possessions corporation and approximately $377,000 per year for the United States subsidiaries. The effect of the ownership change is somewhat mitigated with respect to the Company as a result of its Section 936 election since United States federal income tax is payable only to the extent such tax exceeds the Company's Section 936 credit. In addition, net operating losses generated subsequent to the ownership change are not subject to limitations and may therefore be fully utilized. As of June 26, 1998, the Company's United States subsidiaries have approximately $2,487,000 of net operating losses that were generated subsequent to the ownership change and remain available for use through 2012. In addition, the Company's United States subsidiaries have available approximately $1,074,000 in unused Section 382 annual net operating loss limitation carryforwards.

Temporary differences between income tax and financial reporting assets and liabilities (primarily inventory valuation allowances, property and equipment and accrued employee benefits) and net operating loss carryforwards give rise to deferred tax assets in the amount of approximately $5,981,000 for which a full (100%) offsetting valuation allowance has been provided due to the uncertainty of realizing any benefit in the future.

(10) Common Stock: The Company is authorized to issue 30,000,000 shares of Common Stock.

Stock Option Plans: The Company's 1995 Stock Option Plan (the "1995 Plan") permits the Compensation Committee of the Board of Directors to grant, until September 2005, options to employees (including officers and directors who are employees) and consultants covering 1,250,000 shares of Common Stock. Option terms (not to exceed 10 years), exercise prices (at least 100% of the fair market value of the Company's Common Stock on the date of grant) and exercise dates are determined by the Board of Directors or the Compensation Committee of the Board. Options are also outstanding under the Company's 1983 Stock Option Incentive Plan and 1986 Stock Option Plan, although no further options may be granted under those plans.

The 1994 Non-Employee Director Stock Option Plan covers an aggregate of 200,000 shares of Common Stock and provides that (i) non-employee Directors are granted options to purchase 10,000 shares of Common Stock upon their initial election to the Board and annually upon their re-election to the Board; (ii) all options granted vest in full immediately following their grant; (iii) the term of options granted are for a term of ten years; and (iv) the period following termination of service during which a non-employee Director may exercise an option shall be twelve months, except that an option shall automatically terminate upon cessation of service as a non-employee Director for cause.

Certain information relating to the employee stock option plans and the 1994 Non-Employee Director Stock Option Plan for the years ended June 28, 1996, June 27, 1997 and June 26, 1998 follows:

                                           June 28, 1996               June 27, 1997               June 26, 1998
                                      -------------------------   -------------------------  --------------------------
                                                     Weighted                    Weighted                    Weighted
                                                      Average                    Average                     Average
                                        Number       Exercise       Number       Exercise      Number        Exercise
                                       of Shares       Price       of Shares      Price       of Shares       Price
                                      ------------   ----------   ------------  -----------  ------------   -----------
Outstanding at beginning of period      1,289,387        $5.63      1,313,207        $5.06     1,661,207         $4.98
Granted                                   168,200         7.34        433,000         4.81       855,500          4.61
Exercised                                 (80,380)        3.89         (1,500)        3.92      (168,828)         4.31
Canceled or expired                       (64,000)        5.00        (83,500)        5.44       (41,503)         4.87
                                      ------------   ----------   ------------  -----------  ------------   -----------
Outstanding at end of period            1,313,207        $5.06      1,661,207        $4.98     2,306,376         $4.89
                                      ============   ==========   ============  ===========  ============   ===========

Options exercisable at end of period      576,454                     773,344                    949,356
Shares available for future grant
 at end of period                         594,000                     187,500                    103,500
Exercise price per share for options
 exercised during period               $2.50-6.09                  $2.50-4.63                 $2.50-6.75
Exercise price per share for options
 outstanding at end of period          $2.50-9.69                  $2.50-9.38                 $2.50-9.38


The weighted average remaining contractual life of options outstanding as of June 26, 1998 is 7.5 years.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans as Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for stock options plans is followed. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) would have been reduced (increased) to the pro forma amounts indicated in the table below.

                                                                 Fiscal Year Ended June
                                               ---------------------------------------------------------
                                                   28, 1996              27, 1997        26, 1998
                                               ------------------  -----------------  --------------------
Net income (loss) applicable to common shareholders:
  As reported                                         $3,737,000      ($856,000)    ($5,142,000)
  Pro forma                                           $3,629,000    ($1,161,000)    ($5,817,000)
Net Income (loss) per share - diluted:
  As reported                                              $0.48         ($0.12)         ($0.68)
  Pro forma                                                $0.46         ($0.16)         ($0.77)

The fair value of stock options granted during fiscal years 1996, 1997 and 1998 were determined by using the Black Scholes option-pricing model which values options based on the stock price at the date of grant, the expected life of the option, the estimated volatility of the stock, expected dividend payments, and the risk free interest rate over the expected life of the option. The following assumptions were used in the pricing model: risk free interest rate of 5.6%; expected dividend yield of 0%; expected option life of seven years and expected volatility of 35.2%. The weighted average fair value of options granted during fiscal 1998, 1997 and 1996 were $2.24, $2.34 and $3.56, respectively.

Other Options And Warrants Outstanding: The holder of the Company's unsecured subordinated note (see Note 7) has an option to purchase up to 100,000 shares of Common Stock on or before July 18, 2001 at $2.50 per share.

The Company has, in addition to the placed warrants described in Note 11, warrants outstanding which allow the holders to purchase 60,000 shares of Common Stock at an exercise price of $6.56 per share, which expire in August 1998; and 20,000 shares of Common Stock at an exercise price of $6.15 per share, which expire in July 2001.

All earnings per share amounts for
all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

                                                                              Fiscal year ended
                                                                 ---------------------------------------------
                                                                  June 28,         June 27,         June 26,
                                                                    1996             1997             1998
                                                                 -----------      -----------      -----------
                                                                   (In thousands, except per share amounts)

Net income (loss) per share basic - calculation:
Net income (loss) applicable to common stockholders                  $3,737            ($856)         ($5,142)
                                                                 ===========      ===========      ===========
Weighted average shares outstanding                                   7,111            7,430            7,572
                                                                 ===========      ===========      ===========
Net income (loss) per share - basic                                   $0.53           ($0.12)          ($0.68)
                                                                 ===========      ===========      ===========

Net income (loss) per share diluted - calculation:
Weighted average shares outstanding                                   7,111            7,430            7,572
Incremental shares from options and warrants                            689                -                -
Incremental shares from convertible note payable to
  Overseas Private Investment Corporation                               300                -                -
Incremental shares from Preferred Stock conversion                       79                -                -
                                                                 ===========      ===========      ===========
Weighted average shares outstanding - diluted                         8,179            7,430            7,572
                                                                 ===========      ===========      ===========

Net income (loss)                                                    $3,737            ($856)         ($5,142)
Add: Effects of treasury stock method calculation
         Reduction of interest expense from
          convertible note payable to Overseas
          Private Investment Corporation                                 75                -                -
                                                                 -----------      -----------      -----------
Adjusted net income (loss)                                           $3,812            ($856)         ($5,142)
                                                                 ===========      ===========      ===========

Net income (loss) per share - diluted                                 $0.47           ($0.12)          ($0.68)
                                                                 ===========      ===========      ===========

The incremental shares from assumed conversions are not included in computing the diluted shares amounts in the fiscal years ended June 27, 1997 and June 26, 1998 because the Company had a net loss and their inclusion would have been antidilutive. The following table summarizes the outstanding convertible securities:

                                         June 27, 1997          June 26, 1998
                                       ------------------    -------------------
                                                 Exercise             Exercise
                                       Quantity   Price     Quantity    Price

         Options
Stock Option Plans (a)                 1,661,207  $ 4.98    2,306,376   $ 4.89
Options                                  150,000  $ 7.50        -          -
Options                                  100,000  $ 2.50      100,00    $ 2.50
         Warrants
Warrants                                    -        -        200,000   $ 7.03
Warrants                                  60,000  $ 6.56       60,000   $ 6.56
Warrants                                  20,000  $ 6.15       20,000   $ 6.15
      Other Convertible Securities
Unsecured Convertible Debt               300,000  $ 2.50      300,000   $ 2.50
Convertible Preferred Stock(b)              -        -      1,196,172   $ 4.18
                                       ---------           ----------
                                       2,291,207            4,182,548
                                       =========           ==========

(a) Weighted average exercise price of outstanding stock options at year end.
(b) Asssuming conversion of the 5,000 Series C Preferred Shares at 95% of the average of the closing bids of the prices of the Company's Comon Stock during the ten consecutive trading days immediately preceding fiscal year end.

(11) Preferred Stock: The Company is authorized to issue up to 1,000,000 shares of Preferred Stock in series, with each series having such powers, rights, preferences, qualifications and restrictions as determined by the Board of Directors.

Series C Convertible Preferred Stock and Placed Warrants: On January 26, 1998, the Company completed a private placement of 5,000 shares of its Series C Convertible Preferred

Stock ("Preferred Shares") and Warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock at an exercise price of $7.03 per share, which expire in January 2001 ("Placed Warrants") for an aggregate purchase price of $5,000,000. The Company incurred a commission and other issuance costs of approximately $450,000 for net proceeds of approximately $4,550,000. The Preferred Shares were issued with a beneficial conversion feature which has been valued at $250,000 and recognized as additional paid in capital. The amortization of both the issuance costs of $450,000 and the beneficial conversion feature of $250,000 over the period to earliest conversion (eight months) has been recognized as a non-cash preferred stock embedded dividend, has increased the net loss applicable to common stockholders and has been added to the Preferred Share Balance. The Preferred Shares bear no dividends, are convertible into shares of the Company's Common Stock at a conversion price equal to approximately $7.08 per share until July 25, 1998 and thereafter at a conversion price equal to the lower of $7.08 or 95% of the average of the closing bid prices of the Company's Common Stock during the ten consecutive trading days immediately preceding the conversion date of the Preferred Shares. The Preferred Shares are redeemable at the option of the holders at a price equal to $1,150 per share in the event of certain business combinations of the Company, the sale of substantially all of the Company's assets and in certain other cases, including the failure of the Company to maintain the effectiveness of a registration statement covering the resale of the Company's Common Stock underlying both the Preferred Stock and Placed Warrants, to maintain the listing of the Company's Common Stock on the Nasdaq National Market or the Company's failure to convert the Preferred Stock. Because the Preferred Stock has conditions for redemption that are not solely within the control of the Company, they have been classified outside of stockholders investment in the accompanying consolidated balance sheet.

Series D Junior Participating Preferred Stock: On May 7, 1998, the Company adopted a Stockholder Rights Plan providing for the distribution to the Company's stockholders of one Right (a "Right" and, collectively with all other Rights to be issued, the "Rights") for each share of the Company's Common Stock issued and outstanding at the opening of business on May 21, 1998 (the "Distribution Date") and each subsequent share of Common Stock issued. Each Right entitles the registered holder of a share of Common Stock to purchase from the Company 1/1000 of a share of Series D Junior Participating Preferred Stock of the Company, par value $1.00 per share, (the "Series D Preferred Stock") at a price of $30 per Right (the "Purchase Price"), subject to adjustment. The Rights have a term of ten years, have no voting power or rights to dividends, and are not detachable and not separately transferable from the Company's Common Stock until they become exercisable. In general, the Rights become exercisable following an announcement that a person or group of affiliated or associated persons (an "Acquiring Person") owns, or the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning, at least 20% of the Company's outstanding Common Stock. If any person becomes an Acquiring Person by acquiring beneficial ownership of at least 20% of the Company's Common Stock, each outstanding Right (other than those owned by an Acquiring Person) will "flip in" and become a right to buy, at the Purchase Price, that number of shares of Common Stock of the Company that will have a market value of two times the Purchase Price. After a person becomes an Acquiring Person (but before such Acquiring Person owns 50% or more of the outstanding Common Stock), the Company may permit each Right (other than those owned by an Acquiring Person) to be exchanged, without payment of the Purchase Price, for one share of Common Stock. If (i) the Company is acquired in a merger or other business combination transaction and the Company does not survive or the Company merges, consolidates or engages in a share exchange with another person and does survive but all or part of its stock is changed or (ii) at least 50% of the Company's assets or earning power is sold or transferred, then each outstanding Right will "flip over" and become a right to buy, at the Purchase Price, that number of shares of Common Stock of the acquiring company that will have a market value of two times the Purchase Price. The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time prior to the time a person acquires beneficial ownership of at least 20% of the Company's Common Stock and, if certain conditions are met, within ten days following the time a person has acquired 20% or more of the Common Stock.

(12) Significant Customers, Export Sales and Geograhical Segments:

Significant Customers: The following customers accounted for more than 10% of the Company's consolidated revenues during one or more of the years presented below:
                                                   YEAR ENDED
                                            ----------------------------
                                            June 28,  June 27,  June 26,
                                             1996      1997       1998
                                            ------     ------   -------

Bell Atlantic Corporation                      15%     18%         24%
Siecor Corporation (1)                         26%     20%         14%
GTE Communications Systems Corporation          4%      5%         12%
Keptel, Inc. (1)                               12%     11%          6%

(1) Siecor Corporation and Keptel, Inc. are telecommunication equipment companies that supply Network Interface Devices to Regional Bell Operating Companies. Several Regional Bell Operating Companies have standardized on TII station protectors and require Siecor and Keptel to purchase TII station protectors for inclusion into their Network Interface Devices.

Export Sales: For each of the three years ended June 26, 1998 export sales were less than 10% of consolidated net sales.

Geograhical Segments: The Company's manuafacturing operations are divided into four plant sites segregated into two geographical segments. The first geographical segment includes the U.S. and Puerto Rico operations in which most of the research and development is performed and the capital intensive products are manufactured. The Dominican Republic operations are considered as the second geographical segment. This segment manufactures labor intensive products and/ or parts that are all transferred to the Puerto Rico faciity at an agreed to transfer price. Although all inventory at the Dominican Republic plant is held on consignment for the Puerto Rico plant, and therefore accounted for in the Puerto Rico segment, the following table segregates the inventory balances as it relates to its physical location.


                                               Geographical Segments
                                   ------------------------------------------
                                     U.S.           Dominican
                                   Puerto Rico      Republic    Consolidated
                                   -----------    ----------    ------------
As of June 26, 1998
   Current assets                 $17,959,000    $9,522,000    $27,481,000
   Property, plant & equipment     14,153,000     3,879,000     18,032,000
   Other assets                     1,944,000       107,000      2,051,000
                                  -----------    ----------    -----------
   Total assets                   $34,056,000   $13,508,000    $47,564,000
                                  ===========    ==========    ===========

   Total liabilities              $13,754,000    $   99,000    $13,853,000
                                  ===========    ==========    ===========

As of June 27, 1997
   Current assets                $21,675,000     $5,488,000    $27,163,000
   Property, plant & equipment    11,204,000      2,840,000     14,044,000
   Other assets                    1,373,000        243,000      1,616,000
                                 -----------     ----------    -----------
   Total assets                  $34,252,000     $8,571,000    $42,823,000
                                 ===========     ===========   ===========

   Total liabilities             $ 9,398,000     $  414,000    $ 9,812,000
                                 ===========     ===========   ===========

(13) Commitments, Contingencies And Related Party Transactions: The Company leases real property and equipment with terms expiring through April 2006. Substantially all of the real property leases contain escalation clauses related to increases in property taxes. The leases require minimum annual rentals, exclusive of real property taxes, of approximately $206,000, $140,000, $145,000, $161,000, $161,000, and $456,000 in fiscal years 1999, 2000, 2001, 2002, 2003 and thereafter, respectively.

Since fiscal year 1982, the Company has leased equipment from PRC Leasing, Inc. ("PRC"), a corporation owned by the Chairman of the Board of the Company. As required by a loan restructuring in July 1991, all leases with PRC were replaced by an agreement to lease certain equipment as a group at the rate of $200,000 per year. The lease was amended in February 1993 to extend its term until July 17, 1999 and provide for an extension until July 17, 2001 unless canceled by either party upon notice prior to the scheduled renewal period. At June 26, 1998, there was no accrued rent owed under this agreement. Although neither the Company nor PRC is obligated to renew the equipment lease, it is the Company's intention to seek renewals of the equipment lease until at least July 2001.

The equipment under lease from PRC was purchased by PRC at various times since 1982 when the Company began leasing equipment from PRC. The Company is advised that PRC employs a depreciation schedule that fully depreciates assets over a maximum of 10 years or the asset's useful life, whichever is shorter, and that the original cost of assets under lease to the Company at June 26, 1998 was approximately $2,803,000, with a current appraised fair market value of $2,255,000 and a current net book value of approximately $106,000. All equipment under lease has been of good quality and most, if not all, equipment is expected to remain usable by the Company for at least four more years. From time to time, new purchases of equipment by PRC may replace or be added to the equipment under lease. It is both the Company's and PRC's intention that these purchases will be to maintain the level of performance of the equipment and not increase the rentals paid by the Company.

Rental expense, including property taxes, for fiscal 1998, 1997 and 1996 was approximately $634,000, $682,000 and $636,000, respectively, including $200,000 each year relating to the equipment leases with PRC.

(14) Profit Sharing Plan: During fiscal 1997, the Company established a defined contribution pension plan through a 401(k) profit sharing plan. The plan covers substantially all employees and requires the Company to match employees' contributions up to specified limitations and subject to certain vesting schedules.

(15) Subsequent Event: On September 21 and 22, 1998 the Company's principal operating facilities in Toa Alta, Puerto Rico and San Pedro De Macoris, Dominican Republic sustained business interruption and significant inventory, equipment and facility damages as a result of Hurricane Georges. Management and the Company's insurance advisors are continuing to assess the full extent of the damages. Management and the Company's insurance advisors believe that the majority of the above loss will be covered by insurance.

(16) Quarterly Results (Unaudited): The following table reflects the unaudited quarterly results of the Company for the fiscal years ended June 27, 1997 and June 26, 1998:

                                                                                          Net Income
                                                                                            (Loss)           Diluted
                                                                        Operating         Applicable        Net Income
                                                       Gross             Income            to Common          (Loss)
       Quarter Ended              Net Sales            Profit            (Loss)          Shareholders       Per Share
----------------------------  ------------------  ----------------- ------------------ ------------------ ---------------
1997 Fiscal Year
September 27, 1996          $12,040,000         $3,184,000           $806,000           $752,000              $0.10
December 27, 1996            12,957,000          3,353,000            856,000            905,000               0.12
March 28, 1997               12,535,000            357,000         (2,391,000)        (2,325,000)             (0.31)
June 27, 1997                13,143,000          2,360,000           (163,000)          (188,000)             (0.03)
1998 Fiscal Year
September 26, 1997          $13,503,000         $2,450,000          ($180,000)         ($160,000)            ($0.02)
December 26, 1997            10,103,000            493,000         (2,414,000)        (2,492,000)             (0.33)
March 27, 1998               12,332,000          1,761,000         (1,070,000)        (1,188,000)             (0.16)
June 26, 1998                14,610,000          2,340,000           (878,000)        (1,302,000)             (0.17)


Item 9.  Changes in and Disagreements with Accounts on Accounting and Financial
           Disclosures

None.
                                    PART III

The information called for by Part III (Items 10, 11, 12 and 13 of Form10-K) is incorporated herein by reference to such information which will be contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company's 1998 Annual Meeting of Stockholders.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   Report of Independent Accountants......................................  20
         Consolidated Balance Sheets at June 27, 1997 and June 26, 1998.........  21
         Consolidated Statements of Operations for each of the three years in the period ended June 26, 1998.......................................  22
         Consolidated Statements of Stockholders' Investment for each of the three years in the period ended June 26, 1998........................  23
         Consolidated Statements of Cash Flows for each of the three years in the period ended June 26, 1998.......................................  24
         Notes to Consolidated Financial Statements.............................  25

(a)(2)   Report of Independent Public Accountants............................... S-1
         Schedule II - Valuation and Qualifying Accounts........................ S-2


   (3)    Exhibits

Exhibit
Number                                      Description
------                                      -----------

3(a)(1) Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 10, 1996. Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1996 (File No. 1-8048).

3(a)(2)                  Certificate   of   Designation   and   Form  of   Right
                         Certificate, as filed with the Secretary of State of the State of Delaware on January 26, 1998. Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated (date of earliest event reported) January 26, 1998. (File No. 1-8048).

3(a)(3) Certificate of Designation as filed with the Secretary of State of the State of Delaware on May 15, 1998. Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

3(b) By-laws of the Company, as amended. Incorporated by reference to Exhibit 4.02 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 33- 64980).

4(a) Rights Agreement, dated as of May 15, 1998, between the Company and Harris Trust of Chicago. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

4(b)(1)                  Revolving  Credit,  Term  Loan and  Security  Agreement
                         among Company, TII Corporation and BNY Financial Corporation ("Lender"). Incorporated by reference to
                         Exhibit 4(a)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(2) Revolving Credit, Term Loan and Security Agreement between Crown Tool & Die Company, Inc. and Lender. Incorporated by reference to Exhibit 4(a)(ii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(3) Guaranty of Company to Lender. Incorporated by reference to Exhibit 4(b)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4 (b)(4)                 Guaranty   of  TII   International,   Inc.  to  Lender.
                         Incorporated by reference to Exhibit 4(b)(ii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(5) Guaranty of Telecommunications Industries, Inc. to Lender. Incorporated by reference to Exhibit 4(b)(iii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(6)                  Guaranty   of   TII   Dominicana,   Inc.   to   Lender.
                         Incorporated by reference to Exhibit 4(b)(iv) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(7) Guaranty of TII Corporation to Lender. Incorporated by reference to Exhibit 4(b)(v) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(8) Guaranty of TII-Ditel, Inc. to Lender. Incorporated by reference to Exhibit 4(b)(vi) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(9) General Security Agreement from Telecommunications Industries, Inc. in favor of Lender. Incorporated by reference to Exhibit 4(c)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(10)                 General Security Agreement from TII International, Inc.
                         in  favor  of  Lender.  Incorporated  by  reference  to
                         Exhibit 4(c)(ii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(11) General Security Agreement from TII Dominicana, Inc. in favor of Lender. Incorporated by reference to Exhibit 4(c)(iii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(12) Stock Pledge and Security Agreement from Company in favor of Lender. Incorporated by reference to Exhibit 4(d)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(13) Stock Pledge and Security Agreement from TII Corporation in favor of Lender. Incorporated by reference to Exhibit 4(d)(ii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(14) Stock Pledge and Security Agreement from TII International, Inc. in favor of Lender. Incorporated by reference to Exhibit 4(d)(iii) to the Company's
                         Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(15) Patent Collateral Assignment and Security Agreement between Company and Lender. Incorporated by reference to Exhibit 4(e)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(16) Trademark Collateral Assignment and Security Agreement between Company and Lender. Incorporated by reference to Exhibit 4(e)(ii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

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

10(a)(4)+                1995 Stock Option  Plan,  as amended.  Incorporated  by
                         reference  to Exhibit 10.1 to the  Company's  Quarterly
                         Report  on Form  10-Q  for  the  fiscal  quarter  ended
                         December 26, 1997 (File No. 1-8048).

10(b)(1)+                Amended and Restated  Employment  Agreement dated as of
                         August 1, 1997 between the Company and Timothy J Roach.
                         Incorporated by reference to Exhibit 10(b)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (File No. 1-8048).

10(b)(2)+                Amended and Restated  Employment  Agreement dated as of
                         May  1,  1997   between   the   Company   and  Carl  H.
                         Meyerhoefer.   Incorporated  by  reference  to  Exhibit
                         10(b)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (File No.
                         1-8048).

 10(b)(3)(A)+            Employment  Agreement  dated September 23, 1993 between
                         the Company and Dare P. Johnston. Incorporated by reference to Exhibit 10(b)(3)(A) to the Company's
                         Annual  Report on Form 10-K for the  fiscal  year ended
                         June 27, 1997 (File No. 1-8048).

10(b)(3)(B)+             Extension  dated as of June 2,  1997 to the  Employment
                         Agreement dated September 23, 1993 between the Company and Dare P. Johnston. Incorporated by reference to
                         Exhibit  10(b)(3)(B) to the Company's  Annual Report on
                         Form 10-K for the fiscal year ended June 27, 1997 (File
                         No. 1-8048).

10(b)(4)+                Employment  Agreement  dated  as of  January  21,  1998
                         between the Company and James A. Roach. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly
                         Report  on Form  10-Q  for  the  fiscal  quarter  ended
                         December 26, 1997 (File No. 1-8048).

10(b)(5)+                Amended and Restated  Employment  Agreement dated as of
                         May 1, 1997  between the  Company and Paul G.  Sebetic.
                         Incorporated by reference to Exhibit 10(b)(2) to the Company's Registration Statement on Form S-2, No.
                         333-38467.

10(b)(6)+*               Amended and Restated  Employment  Agreement dated as of
                         March  9,  1998  between  the  Company  and  George  S.
                         Katsarakes.

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

10(d)(1) Lease Contract dated April 27, 1998 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

10(d)(2) Consolidated Contract of Lease Renewal and Construction dated February 1, 1994 between TII Dominicana, Inc., a subsidiary of the Company, and The Industrial Development Corporation of the Dominican Republic. Incorporated by reference to Exhibit 10(g)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (File No. 1-8048).

10(e)(1) Form of Warrant issued to the investors in the Company's January 26, 1998 private placement. Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated (date of earliest event reported) January 26, 1998. (File No. 1-8048).

10(e)(2) Securities Purchase Agreement dated as of January 26, 1998 by and among the Company and the investors in the Company's January 26, 1998 private placement. Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K/A dated (date of earliest event reported) January 26, 1998. (File No. 1-8048).

10(e)(3) Registration Rights Agreement dated as of January 26, 1998 by and among the Company and the investors in the Company's January 26, 1998 private placement. Incorporated by reference to Exhibit 99.3 to the Company's Report on Form 8-K/A dated (date of earliest event reported) January 26, 1998. (File No. 1-8048).

21 Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1997.

23*                      Consent of independent public accountants.

27*                      Financial data schedule (filed electronically only).
-----------------
*        Filed herewith.
+        Management contract or compensatory plan or arrangement.

         Reports on Form 8-K

         A Report on Form 8-K dated (date of earliest event reported) May 7, 1998 was filed during the last quarter of the year ended June 26, 1998.




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

                                             TII INDUSTRIES, INC.
                                             (Registrant)

September 25, 1998                           By /s/ Paul G. Sebetic
                                             ------------------------
                                             Paul G. Sebetic,
                                             Vice President-Finance and
                                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 25, 1998                         /s/ Alfred J. Roach
                                               -------------------
                                               Alfred J. Roach, Chairman
                                               of the Board of Directors
                                               and Director

September 25, 1998                        /s/ Timothy J. Roach
                                              ------------------
                                               Timothy J. Roach, President,
                                               Chief Executive Officer and
                                               Director

September 25, 1998                        /s/ Paul G. Sebetic
                                              -------------------
                                              Paul G. Sebetic,
                                              Vice President-Finance and
                                              Chief Financial Officer

September 25, 1998                         /s/ C. Bruce Barksdale
                                               -------------------
                                               C. Bruce Barksdale, Director

September 25, 1998                         /s/ Dorothy Roach
                                               ---------------
                                               Dorothy Roach, Director

September 25, 1998                         /s/ Joseph C. Hogan
                                               ----------------
                                               Joseph C. Hogan, Director

September 25, 1998                         /s/ James R. Grover, Jr.
                                               --------------------
                                               James R. Grover, Jr., Director

September 25, 1998                         /s/ William G. Sharwell
                                              --------------------
                                               William G. Sharwell, Director

                                   SCHEDULE I


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TII Industries, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of TII Industries, Inc. and subsidiaries as of June 26, 1998 and June 27, 1997, and related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended June 26, 1998, included in this Form 10-K and have issued our report thereon dated September ??, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule for the years ended June 26, 1998, June 27, 1997 and June 28, 1996 listed under Item 14(a) of this Form 10-K is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP




San Juan, Puerto Rico
September 25, 1998.

Stamp No. 1532785 of the
Puerto Rico Society of
Certified Public Accountants
has been affixed to the
original copy of this report.


                                   SCHEDULE II
                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             ALLOWANCE FOR INVENTORY


                          Balance at                                                 Balance
                         Beginning of                                               at End of
 Fiscal Year Ended        Year            Additions         Dispositions             Year
---------------------  -----------------  -----------------  ------------------  -----------------



June 28, 1996          $1,466,000            568,000                   -         $2,034,000

June 27, 1997          $2,034,000          2,896,000          (2,500,000)        $2,430,000

June 26, 1998          $2,430,000            206,000                   -         $2,636,000


                                 EXHIBIT INDEX
                                 -------------

Exhibit No.              Description
----------               ------------

3(a)(1) Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 10, 1996. Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1996 (File No. 1-8048).

3(a)(2)                  Certificate   of   Designation   and   Form  of   Right
                         Certificate, as filed with the Secretary of State of the State of Delaware on January 26, 1998. Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated (date of earliest event reported) January 26, 1998. (File No. 1-8048).

3(a)(3) Certificate of Designation as filed with the Secretary of State of the State of Delaware on May 15, 1998. Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

3(b) By-laws of the Company, as amended. Incorporated by reference to Exhibit 4.02 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 33- 64980).

4(a) Rights Agreement, dated as of May 15, 1998, between the Company and Harris Trust of Chicago. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

4(b)(1)                  Revolving  Credit,  Term  Loan and  Security  Agreement
                         among Company, TII Corporation and BNY Financial Corporation ("Lender"). Incorporated by reference to
                         Exhibit 4(a)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(2) Revolving Credit, Term Loan and Security Agreement between Crown Tool & Die Company, Inc. and Lender. Incorporated by reference to Exhibit 4(a)(ii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(3) Guaranty of Company to Lender. Incorporated by reference to Exhibit 4(b)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4 (b)(4)                 Guaranty   of  TII   International,   Inc.  to  Lender.
                         Incorporated by reference to Exhibit 4(b)(ii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(5) Guaranty of Telecommunications Industries, Inc. to Lender. Incorporated by reference to Exhibit 4(b)(iii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(6)                  Guaranty   of   TII   Dominicana,   Inc.   to   Lender.
                         Incorporated by reference to Exhibit 4(b)(iv) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(7) Guaranty of TII Corporation to Lender. Incorporated by reference to Exhibit 4(b)(v) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(8) Guaranty of TII-Ditel, Inc. to Lender. Incorporated by reference to Exhibit 4(b)(vi) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(9) General Security Agreement from Telecommunications Industries, Inc. in favor of Lender. Incorporated by reference to Exhibit 4(c)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(10)                 General Security Agreement from TII International, Inc.
                         in  favor  of  Lender.  Incorporated  by  reference  to
                         Exhibit 4(c)(ii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(11) General Security Agreement from TII Dominicana, Inc. in favor of Lender. Incorporated by reference to Exhibit 4(c)(iii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(12) Stock Pledge and Security Agreement from Company in favor of Lender. Incorporated by reference to Exhibit 4(d)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(13) Stock Pledge and Security Agreement from TII Corporation in favor of Lender. Incorporated by reference to Exhibit 4(d)(ii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(14) Stock Pledge and Security Agreement from TII International, Inc. in favor of Lender. Incorporated by reference to Exhibit 4(d)(iii) to the Company's
                         Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(15) Patent Collateral Assignment and Security Agreement between Company and Lender. Incorporated by reference to Exhibit 4(e)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(16) Trademark Collateral Assignment and Security Agreement between Company and Lender. Incorporated by reference to Exhibit 4(e)(ii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

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

10(a)(4)+                1995 Stock Option  Plan,  as amended.  Incorporated  by
                         reference  to Exhibit 10.1 to the  Company's  Quarterly
                         Report  on Form  10-Q  for  the  fiscal  quarter  ended
                         December 26, 1997 (File No. 1-8048).

10(b)(1)+                Amended and Restated  Employment  Agreement dated as of
                         August 1, 1997 between the Company and Timothy J Roach.
                         Incorporated by reference to Exhibit 10(b)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (File No. 1-8048).

10(b)(2)+                Amended and Restated  Employment  Agreement dated as of
                         May  1,  1997   between   the   Company   and  Carl  H.
                         Meyerhoefer.   Incorporated  by  reference  to  Exhibit
                         10(b)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (File No.
                         1-8048).

 10(b)(3)(A)+            Employment  Agreement  dated September 23, 1993 between
                         the Company and Dare P. Johnston. Incorporated by reference to Exhibit 10(b)(3)(A) to the Company's
                         Annual  Report on Form 10-K for the  fiscal  year ended
                         June 27, 1997 (File No. 1-8048).

10(b)(3)(B)+             Extension  dated as of June 2,  1997 to the  Employment
                         Agreement dated September 23, 1993 between the Company and Dare P. Johnston. Incorporated by reference to
                         Exhibit  10(b)(3)(B) to the Company's  Annual Report on
                         Form 10-K for the fiscal year ended June 27, 1997 (File
                         No. 1-8048).

10(b)(4)+                Employment  Agreement  dated  as of  January  21,  1998
                         between the Company and James A. Roach. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly
                         Report  on Form  10-Q  for  the  fiscal  quarter  ended
                         December 26, 1997 (File No. 1-8048).

10(b)(5)+                Amended and Restated  Employment  Agreement dated as of
                         May 1, 1997  between the  Company and Paul G.  Sebetic.
                         Incorporated by reference to Exhibit 10(b)(2) to the Company's Registration Statement on Form S-2, No.
                         333-38467.

10(b)(6)+*               Amended and Restated  Employment  Agreement dated as of
                         March  9,  1998  between  the  Company  and  George  S.
                         Katsarakes.

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

10(d)(1) Lease Contract dated April 27, 1998 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

10(d)(2) Consolidated Contract of Lease Renewal and Construction dated February 1, 1994 between TII Dominicana, Inc., a subsidiary of the Company, and The Industrial Development Corporation of the Dominican Republic. Incorporated by reference to Exhibit 10(g)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (File No. 1-8048).

10(e)(1) Form of Warrant issued to the investors in the Company's January 26, 1998 private placement. Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated (date of earliest event reported) January 26, 1998. (File No. 1-8048).

10(e)(2) Securities Purchase Agreement dated as of January 26, 1998 by and among the Company and the investors in the Company's January 26, 1998 private placement. Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K/A dated (date of earliest event reported) January 26, 1998. (File No. 1-8048).

10(e)(3) Registration Rights Agreement dated as of January 26, 1998 by and among the Company and the investors in the Company's January 26, 1998 private placement. Incorporated by reference to Exhibit 99.3 to the Company's Report on Form 8-K/A dated (date of earliest event reported) January 26, 1998. (File No. 1-8048).

21 Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1997.

23*                      Consent of independent public accountants.

27*                      Financial data schedule (filed electronically only).


---------------------------
*        Filed herewith.
+        Management contract or compensatory plan or arrangement.