Form 10-K/A
period 1998-06-26
TII INDUSTRIES INC
filed 1998-10-26
CIK 277928

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

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company are as follows:

          Name                                    Positions
          ----                                    ---------

   Alfred J. Roach............     Chairman of the Board and Director

   Timothy J. Roach...........     President and  Chief  Executive Officer, Vice
                                   Chairman of the Board and Director

   George S. Katsarakes.......     Executive Vice President and Chief  Operating
                                   Officer

   C. Bruce Barksdale.........     Senior Vice President and Director

   Paul G. Sebetic............     Vice President - Finance and  Chief Financial
                                   Officer

   Virginia M. Hall...........     Vice President - Administration

   Dare P. Johnston...........     Vice President - Fiber Optic Operations

   James A. Roach.............     Vice President - Marketing and Sales

   Dorothy Roach..............     Secretary and Director

   James R. Grover, Jr. (1)...     Director

   Joseph C. Hogan (1)(2).....     Director

   William G. Sharwell (1)(2).     Director

--------------------
(1)      Member of Audit Committee.
(2)      Member of Compensation Committee

         Alfred J. Roach, 83, has served as Chairman of the Board of Directors and a director of the Company and its predecessor from its founding in 1964, and was Chief Executive Officer of the Company from the Company's founding until January 1995. Since September 1983, Mr. Roach has also served as Chairman of the Board of Directors of American Biogenetic Sciences, Inc. ("ABS"), a biotechnology research company. Mr. Roach devotes a majority of his time to the affairs of ABS.

         Timothy J. Roach, 51, has served the Company in various capacities since December 1973. He has been President of the Company since July 1980, Vice Chairman of the Board since October 1993, Chief Executive Officer since January 1995 and a director since January 1978. Mr. Roach also served as Chief Operating Officer of the Company from May 1987 until January 1998. Mr. Roach was a Captain in the United States Air Force for four years prior to joining the Company and is a graduate of Harvard University's Business School Program for Management Development. Mr. Roach has also served as Treasurer, Secretary and a director of ABS since September 1983. Mr. Roach devotes substantially all of his time to the affairs of the Company.

         George S. Katsarakes, 60, has been Executive Vice President and Chief Operating Officer of the Company since January 1998. From January 1994 until he joined the Company, Mr. Katsarakes held senior-level positions, most recently, Executive Vice President, at Eagle Manufacturing Company, Inc., a manufacturer of high-technology electrical wiring devices. From December 1978 until January 1994, Mr. Katsarakes held several general management and plant management positions with Pratt & Whitney and Otis Elevator Company, subsidiaries of United Technologies Corporation, a provider of a broad range of products to the commercial and defense industries. Mr. Katsarakes holds an industrial/mechanical engineering degree from Northeastern University and a Masters of Business Administration degree from Harvard Business School.

         C. Bruce Barksdale, 67, has been a Vice President of the Company since August 1971, serving as Senior Vice President (responsible for customer and product development) since October 1993, and a director of the Company since 1974. Mr. Barksdale holds a Bachelor of Science degree in Electrical Engineering from the University of South Carolina.

         Paul G. Sebetic, 34, has been Vice President-Finance and Chief Financial Officer of the Company since October 1996. Mr. Sebetic joined the Company in April 1996 as Corporate Controller. From November 1992 until joining the Company, Mr. Sebetic held various financial management positions with V Band Corporation, a telecommunications equipment manufacturer, serving as Controller since August 1995. From February 1991 through August 1992, Mr. Sebetic was the Financial Controller of the European operations of MacDermid Inc., a specialty chemical manufacturer. Mr. Sebetic is a Certified Public Accountant and holds a Masters of Business Administration in Finance from New York University.

         Virginia M. Hall, 45, has served the Company in various capacities since February 1976, serving as Vice President-Administration since December 1993 and Vice President-Contract Administration from September 1990 until December 1993.

         Dare P. Johnston, 57, has been Vice President - Fiber Optic Operations since December 1993. Ms. Johnston joined the Company in September 1993 with the Company's acquisition of Ditel, Inc., now named TII- Ditel, Inc. ("Ditel"), a designer, manufacturer and supplier of fiber optic products. Prior to joining the Company, Ms. Johnston served in various capacities with Ditel, since January 1989, serving as President since September 1990. Prior to joining Ditel, Ms. Johnston was employed by NCNB National Bank of North Carolina since 1973, where she served as Senior Vice President since October 1983. Ms. Johnston holds a Bachelor of Arts degree in English from Duke University.

         James A. Roach, 45, has served the Company in various capacities since January 1982, serving as Vice President-Marketing and Sales since July 1987.

         Dorothy Roach, 75, has been Secretary of the Company since 1971, served as Treasurer of the Company from 1979 to December 1993 and, except for a brief period, has been a director of the Company since 1964.

         James R. Grover, Jr., 79, has been a director of the Company since 1978. Mr. Grover has been engaged in the private practice of law in the State of New York since 1974 and has been General Counsel to the Company for more than the past five years.

         Dr. Joseph C. Hogan, 76, has been a director of the Company since January 1974. Dr. Hogan served as Dean of the College of Engineering of the University of Notre Dame from 1967 to 1981, following which he performed various services for the University of Notre Dame until 1985, where he remains Dean Emeritus. From 1985 until his retirement in 1987, Dr. Hogan was a Director of Engineering Research and Resource Development at Georgia Institute of Technology. He is past President of the American Society of Engineering Education. Dr. Hogan is also a director of ABS.

         William G. Sharwell, 76, has been as a director of the Company since October 1995. Mr. Sharwell was President of Pace University in New York from 1984 until his retirement in 1990. He was Senior Vice President of American Telephone & Telegraph Company (now AT&T Corporation) between 1976 and 1984, and previously served as executive Vice President of Operations of New York Telephone Company (now Bell Atlantic Corporation). Mr. Sharwell serves as an independent general partner of Equitable Capital Partners, L.P. and Equitable Capital Partners (Retirement Fund), L.P., registered investment companies under the Investment Company Act of 1940. He is also a director of ABS.

         Alfred J. Roach and Dorothy Roach are married. Timothy J. Roach is their son and James R. Roach is their nephew. There are no other family relationships among the Company's directors and executive officers.

         The Company's Board of Directors presently consists of seven directors divided into three classes. C. Bruce Barksdale, Dr. Joseph C. Hogan and William
G. Sharwell serve as Class I directors, James R. Grover, Jr. and Dorothy Roach serve as Class II directors and Alfred J. Roach and Timothy J. Roach serve as Class III directors. The term of office of Class I directors continues until the Company's 1998 Annual Meeting of Stockholders, scheduled to be held in December 1998, the term of office of Class II directors continues until the next succeeding annual meeting of stockholders and the term of office of Class III directors continues until the second succeeding annual meeting of stockholders, and, in each case, until their respective successors are elected and qualified. At each annual meeting directors are chosen to succeed those in the class whose term expires at that meeting.

         Officers hold office until their successors are chosen and qualified. Any officer elected or appointed by the Board of Directors may be removed at any time by the Board. See "Executive Compensation - Employment Agreements" in Item 11 of this Report for information concerning the Company's Employment Agreements with Timothy J. Roach, George S. Katsarakes, Dare P. Johnston and James R. Roach.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth, for the Company's three fiscal years ended June 26, 1998, information concerning the compensation paid by the Company to Timothy J. Roach, who served as the Company's Chief Executive Officer during all of fiscal 1998, and each of the four other most highly compensated persons who were serving as executive officers of the Company at the end of fiscal 1998 (the "Named Executive Officers"):


                                                                                      Long-Term
                                                                                     Compensation
                                                          Annual Compensation          Award
                                                          -------------------          ------
Name and                                                                                Stock                    All Other
Principal Position                  Year              Salary               Bonus     Options (#)              Compensation
------------------                  ----              ------               -----     -----------              ------------

Timothy J. Roach                    1998            $243,654             $    --        100,000               $7,877(1)
    Chief Executive                 1997             193,985               6,976         50,000                7,521
    Officer                         1996             171,618                  --             --                7,586

Alfred J. Roach                     1998             150,000                 200 (2)     60,000                   --
   Chairman of the Board            1997             150,000                 200 (2)     50,000                   --
                                    1996             150,000                 200 (2)         --                   --
Dare P. Johnston                    1998             139,000                  --         25,000                   --
   Vice President -                 1997             129,825               4,017             --                   --
   Fiber Optics                     1996             120,779                  --         10,000                   --
   Operations

James A. Roach                      1998             130,738                  --         25,000                   --
   Vice President -                 1997             111,564              44,209 (3)         --                   --
    Marketing and Sales             1996             106,440              24,347 (3)     10,000                   --

George S. Katsarakes                1998 (4)          95,192 (4)          24,000 (4)    100,000                   --
   Executive Vice
   President


(1) Includes (i) $1,264, representing the dollar value to Mr. Roach of the portion of the premium paid by the Company on split dollar life insurance policy with respect to the deemed term life insurance portion of the premiums and (ii) $6,613, representing the annual premium paid by the Company on long-term disability insurance maintained by the Company for the benefit of Mr. Roach.

(2)      Required to be paid under Puerto Rico law.

(3)      Commissions based on sales.

(4) Mr. Katsarakes joined the Company in January 1998. The bonus to Mr. Katsarakes was paid as an inducement to him to join the Company.

Option Grants in Last Fiscal Year

         The following table contains information concerning options granted during the Company's fiscal year ended June 26, 1998 to the Named Executive
Officers:


                                                                                   Potential Realizable
                                                                                    Value at Assumed
                             Number of      Percent of                             Annual Rates of Stock
                             Securities    Total Options                          Price Appreciation For
                             Underlying     Granted to    Exercise                    Option Term (2)
                              Options      Employees in   Price Per   Expiration ----------------------------
Name                          Granted    Fiscal Year (1)   Share        Date            5%             10%
----                       ------------  ---------------  ----------  ----------     -------        --------

Alfred J. Roach                60,000         7.3%        $4.38        12/29/2007      $165,085      $418,357
Timothy J. Roach              100,000        12.1%        $4.38        12/29/2007      $275,141      $697,262
Dare P. Johnston               25,000         3.0%        $4.38        12/29/2007      $ 68,785      $174,316
James A. Roach                 25,000         3.0%        $4.38        12/29/2007      $ 68,785      $174,316
George S. Katsarakes          100,000        12.1%        $5.88         1/20/2008      $369,476      $936,324

         (1) Each option was granted at an exercise price equal to the market value of the Company's Common Stock on the date of grant and is exercisable during a ten year term (subject to early termination in certain instances). The options vest in five equal annual installments commencing one year after the date of grant.

         (2) These are hypothetical values using assumed compound growth rates prescribed by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, in the market price of the Company's Common Stock.

Aggregate Option Exercises and Fiscal Year-End Option Value Table

         The following table contains information with respect to (i) options exercised by the Named Executive Officers during the Company's fiscal year ended June 26, 1998 and (ii) the fiscal year-end value of unexercised options held by such officers:


                                                                                             Value of Unexercised
                                                                         Number of           In-the-Money Options
                                                                    Unexercised Options         Held at Fiscal
                                                                     Held Fiscal Year-            Year-End ($)
                              Shares Acquired         Value         End (#) (Exercisable/        (Exercisable/
Name                          on Exercise (#)     Realized($)(1)       Unexercisable)         Unexercisable) (2)
----                       -------------------  ----------------  ----------------------   -----------------------

Alfred J. Roach                     --              $   --        170,360/180,000           $93,968/$28,820
Timothy J. Roach                   7,725            18,675        162,275/220,000           $56,106/ 41,340
Dare P. Johnston                    --                  --         36,000/ 39,000               756/  8,329
James A. Roach                     5,000            14,695         26,000/ 39,000               756/  8,329
George S. Katsarakes                --                  --             --/100,000               -- /   --

(1) Represents the number of underlying shares of Common Stock multiplied by the closing price per share of Common Stock on the date of exercise of the option less the exercise price of the option.

(2) Represents the number of underlying shares of Common Stock multiplied by the difference between the closing price of the Common Stock at fiscal year-end and the option exercise price.

Remuneration of Directors

         Non-employee directors receive a fee of $1,000 for each meeting of the Board attended in person and members of Committees of the Board receive a fee of $500 for meetings attended of the Committee of the Board on which such director serves. Non-employee directors are also granted options to purchase 10,000 shares of the Company's Common Stock under the Company's 1994 Non-Employee Director Stock Option Plan at the time such person becomes a non-employee director and immediately following each annual meeting of stockholders at which directors are elected. Each option granted is exercisable for period of ten years (subject to earlier termination at specified times following a non-employee director's cessation of service) at an exercise price equal to 100% of the fair market value on the date of grant of the shares subject thereto.

Employment Agreements

         The Company and Timothy J. Roach are parties to an Amended and Restated Employment Agreement, effective as of August 1, 1997, pursuant to which Mr. Roach is serving as the Company's President and Chief Executive Officer. The Agreement replaced Mr. Roach's former Employment Agreement, which expired on July 31, 1997. The Amended and Restated Employment Agreement provides for a five-year term, presently ending July 31, 2003, with automatic one-year extensions on each July 31 during the term unless either party gives notice of termination at least 90 days prior to such July 31. Under the Agreement, Mr. Roach is presently entitled to an annual salary of $250,000 per year, subject to increases and bonuses at the discretion of the Board of Directors. In addition, the Agreement requires the Company to provide Mr. Roach with an allowance, not to exceed 20% of his then salary, to reimburse him for the cost of maintaining a secondary residence in Puerto Rico, where the Company maintains its principal manufacturing facilities. The Company also is to continue to maintain insurance benefits provided Mr. Roach at levels and terms no less favorable than in effect on August 1, 1997. Mr. Roach has agreed, among other things, not to disclose confidential information of the Company and not to directly or indirectly engage, during the term of the agreement and for two years thereafter, in any activity which is competitive with the Company's business. In consideration for such covenant, Mr. Roach is to receive, for each year during the two-year period following termination of his employment, an amount equal to his highest salary rate in effect at any time during the one-year period preceding the date of such termination unless Mr. Roach's employment is terminated by reason of his death, voluntary termination other than for "good reason" (in general, adverse changes in his powers, duties, position or compensation or certain changes in the location where his duties are to be performed), disability or for cause and he is not capable of providing day-to-day services to a competitor. In the event of termination of employment by reason of death or disability, Mr. Roach or his beneficiary is entitled to receive a continuation of his compensation for a period of one year and two years, respectively. In the event Mr. Roach terminates his employment for "good reason," the Company will also be required to pay him a sum equal to three times the amount of his highest annual salary and highest bonus for the current or two preceding fiscal years, subject to reduction as to any amount that would constitute a "parachute payment" under the Internal Revenue Code of 1986, as amended, to the maximum amount that would not constitute such a "parachute payment." In the event of the termination of Mr. Roach's employment other than for cause, all outstanding stock options then held by Mr. Roach shall fully vest.

          George S. Katsarakes is a party to an Employment Agreement, dated March 9, 1998, with the Company under which Mr. Katsarakes is serving as Executive Vice President. The Agreement provides for a term expiring March 8, 2001. Under the Agreement, Mr. Katsarakes's salary is presently $225,000 and is subject to review at the end of each year of employment. In the event of the termination of Mr. Katsarakes's employment by the Company, other than for cause, death, disability or by Mr. Katsarakes following a reduction in rank or authority, Mr. Katsarakes will be entitled to receive all compensation that he would have received for the remaining term of his Agreement, but not less than one year's compensation, in a lump sum, and all outstanding options held by Mr. Katsarakes shall fully vest and be exercisable for the maximum time allowed for the exercise thereof under the terms of the applicable stock option plan but not less than 90 days following such termination. Mr. Katsarakes has agreed not to disclose confidential information of the Company during or after his employment and that, during the term of his employment and, for a period of two years thereafter, not to directly or indirectly engage in certain activities which are competitive to the Company.

         Dare P. Johnston is a party to an Employment Agreement, dated September 23, 1993, with the Company's subsidiary, TII-Ditel Inc., under which Ms. Johnston is to serve as President/General Manager of the Ditel Fiber Optic Division of the Company. The Agreement, as amended, provides for a term expiring April 30, 2000. Under the Agreement, Ms. Johnston's current annual salary is $145,000 per annum, subject to review at the end of each year of employment, with Ms. Johnston to receive a salary increase of up to 10% per year but not less than the percentage increase of a consumer price index. In the event of the termination of Ms. Johnston's employment by the Company other than for cause, death, disability or by Ms. Johnston following a reduction in rank or authority, Ms. Johnston will be entitled to receive all compensation that she would have received for the remaining term of her Agreement, but not less than six months' compensation, in a lump sum, and all outstanding options then held by Ms. Johnston shall fully vest and be exercisable for the maximum time allowed for the exercise thereof under the terms of the applicable stock option plan but not less than 90 days following such termination. Ms. Johnston has agreed not to disclose confidential information of the Company during or after her employment and that, during the term of her employment and, for a period of two years thereafter, not to directly or indirectly engage in certain activities which are competitive to the Company.

         James A. Roach is a party to an Employment Agreement, dated January 21, 1998, with the Company under which Mr. Roach is serving as Vice President-Sales. The Agreement provides for a term expiring January 20, 2001. Under the Agreement, Mr. Roach's salary is presently $131,700 and is subject to review at the end of each year of employment. In addition, the Agreement requires the Company to provide Mr. Roach with an allowance, not to exceed 20% of his then salary to reimburse him for the cost of maintaining a secondary residence in Puerto Rico, where the Company maintains its principal manufacturing facilities. In the event of the termination of Mr. Roach 's employment by the Company, other than for cause, death, disability or by Mr. Roach following a reduction in rank or authority, Mr. Roach will be entitled to receive all compensation that he would have received for the remaining term of his Agreement, but not less than one year's compensation, in a lump sum, and all outstanding options held by Mr. Roach shall fully vest and be exercisable for the maximum time allowed for the exercise thereof under the terms of the applicable stock option plan but not less than 90 days following such termination. Mr. Roach has agreed not to disclose confidential information of the Company during or after his employment and that, during the term of his employment and, for a period of two years thereafter, not to directly or indirectly engage in certain activities which are competitive to the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT

         The following table sets forth information, as of September 30, 1997, with respect to the beneficial ownership of the Company's Common Stock by (i) each person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own more than 5% of the outstanding shares of the Company's Common Stock; (ii) each director of the Company; (iii) each Named Executive Officer; and (iv) all executive officers and directors of the Company as a group. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.


                                                               Percent
                                           Shares                 of
Beneficial Owner                           Owned              Class (1)
----------------                           -----              ---------

Alfred J. Roach                            891,600 (2)            11.4%
Route 2-Kennedy
Avenue, Guaynabo,
Puerto Rico 00657

Dorothy Roach                               60,704 (3)             *
Route 2-Kennedy
Avenue, Guaynabo,
Puerto Rico 00657

Timothy J. Roach                           681,013 (4)             8.7%
1385 Akron Street
Copiague, NY 11726

C. Bruce Barksdale                          31,998 (5)             *

James R. Grover, Jr.                        38,600 (6)             *

Joseph C. Hogan                             44,330 (7)             *

William G. Sharwell                         45,000 (8)             *

George S. Katsarakes                             0                 *

Dare P. Johnston                            40,000 (9)             *

James A. Roach                              50,488 (10)            *

All executive officers and               1,931,733 (11)           23.3 %
directors as a group
(12 persons)
----------------

(1) Asterisk indicates that the percentage is less than one percent. Percent of Class assumes the issuance of the Common Stock issuable upon the exercise of options (to the extent exercisable on or within 60 days after September 30, 1988) held by such person but (except for the calculation of beneficial ownership by all executive officers and directors as a group) by no other person or entity.

(2) Includes 180,360 shares subject to options held under the Company's Stock Option Plans. Excludes the shares owned by Mr. Roach's wife, Dorothy Roach, reflected below in this table, as to which shares Mr. Roach disclaims beneficial ownership.

(3) Includes 8,960 shares subject to options held under the Company's Stock Option Plans. Excludes the shares owned by Mrs. Roach's husband, Alfred
         J. Roach, reflected above in this table, as to which shares Mrs. Roach disclaims beneficial ownership.

(4) Includes 968 shares owned by Mr. Roach's wife (who has sole voting and dispositive power with respect to the shares owned by her and as to which Mr. Roach disclaims beneficial ownership) and 170,000 shares subject to options held under the Company's Stock Option Plans.

(5) Includes 78 shares owned by Mr. Barksdale's children and 24,000 shares subject to options held under the Company's Stock Option Plans.

(6) Includes 35,000 shares subject to options held under the Company's Stock Option Plans.

(7) Includes 44,250 shares subject to options held under the Company's Stock Option Plans.

(8) Includes 44,400 shares subject to options held under the Company's Stock Option Plans.

(9) Represents 40,000 shares subject to options held under the Company's Stock Option Plans.

(10) Includes 1,000 shares owned by Mr. Roach's wife (who has sole voting and dispositive power with respect to the shares owned by her and as to which Mr. Roach disclaims beneficial ownership) and 32,000 shares subject to options held under the Company's Stock Option Plans.

(11)     Includes 621,970 shares subject to options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since fiscal 1982, the Company has leased equipment from PRC Leasing, Inc. ("PRC"), a corporation wholly-owned by Alfred J. Roach, Chairman of the Board of Directors and a director of the Company. On July 18, 1991, as an inducement to the Company's then bank lenders to restructure the Company's long-term bank loan, among other things, the Company acquired certain equipment from PRC and replaced its leases with PRC for other equipment with a new lease with PRC. The equipment lease (as subsequently amended, the "Equipment Lease") has a term expiring July 17, 1999 (subject to an automatic extension until July 17, 2001, unless terminated by either party upon at least ninety days written notice prior to the scheduled renewal period) and provides for rentals at the rate of $200,000 per year. The Company believes that the rentals charged by PRC are comparable to the rentals which would have been charged by unrelated leasing companies for similar equipment.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to timely file initial statements of stock ownership and statements of changes of beneficial ownership with the Securities and Exchange Commission and furnish copies of those statements to the Company. Based solely on a review of the copies of the statements furnished to the Company to date, or written representations that no statements were required, the Company believes that all statements required to be filed by such persons with respect to the Company's fiscal year ended June 26, 1998 were timely filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TII INDUSTRIES, INC.
                                           (Registrant)


October 26, 1998                           By: /s/ Paul G. Sebetic
                                              ----------------------------------
                                                   Paul G. Sebetic,
                                              Vice President-Finance and
                                              Chief Financial Officer