Form 10-Q
period 1998-09-25
TII INDUSTRIES INC
filed 1998-11-09
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 25, 1998

Commission file number 1-8048



                              TII INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



 State of incorporation: Delaware     IRS Employer Identification No: 66-0328885




                   1385 Akron Street, Copiague, New York 11726
              (Address and zip code of principal executive office)



                                 (516) 789-5000
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      --      --

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of October 30, 1998 was 8,026,933.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                                                September 25,       June 26,
                                                                                                    1998              1998
                                                                                               ----------------  ----------------
                               ASSETS                                                          (unaudited)

Current Assets
    Cash and cash equivalents                                                                            $ 390             $ 377
    Receivables                                                                                          6,791             8,110
    Inventories                                                                                         19,656            18,619
    Prepaid expenses                                                                                       395               375
                                                                                               ----------------  ----------------
           Total current assets                                                                         27,232            27,481
                                                                                               ----------------  ----------------
Fixed Assets
    Property, plant and equipment                                                                       43,904            43,430
    Less: Accumulated depreciation and amortization                                                    (25,948)          (25,398)
                                                                                               ----------------  ----------------
           Net fixed assets                                                                             17,956            18,032
                                                                                               ----------------  ----------------

Other Assets                                                                                             1,988             2,051
                                                                                               ----------------  ----------------

                  TOTAL ASSETS                                                                        $ 47,176          $ 47,564
                                                                                               ================  ================

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities
    Current portion of long-term debt and obligation under capital leases                              $ 3,673           $ 3,363
    Accounts payable                                                                                     6,394             6,528
    Accrued liabilities                                                                                  1,756             1,596
                                                                                               ----------------  ----------------
           Total  current liabilities                                                                   11,823            11,487
                                                                                               ----------------  ----------------

Long-Term Debt                                                                                           1,840             1,855
Long-Term Obligation Under Capital Leases                                                                  306               511
                                                                                               ----------------  ----------------
                                                                                                         2,146             2,366
                                                                                               ----------------  ----------------
Series C Convertible Redeemable Preferred Stock, 5,000 shares authorized; 4,900 shares issued at September 25, 1998 and 5,000 shares issued at June 26, 1998, respectively;
    liquidation preference of $1,150 per share                                                           4,900             4,738
                                                                                               ----------------  ----------------

Stockholders' Investment
    Preferred Stock, par value $1.00 per share; 1,000,000 authorized, issuable in series;
      Series C Convertible Redeemable, 5,000 shares authorized; 4,900 shares issued at
        September 25, 1998 and 5,000 shares issued at June 26, 1998                                         -                 -
      Series D Junior Participating, 30,000 shares authorized; no shares issued                             -                 -
    Common Stock, par value $.01 per share; 30,000,000 shares authorized; 7,684,906
      and 7,631,801 shares issued at September 25, 1998 and June 26, 1998, respectively.                    77                76
    Warrants outstanding                                                                                    20               159
    Capital in excess of par value                                                                      30,572            30,162
    Accumulated deficit                                                                                 (2,081)           (1,143)
                                                                                               ----------------  ----------------
                                                                                                        28,588            29,254
    Less - Treasury stock, at cost; 17,637 common shares                                                  (281)             (281)
                                                                                               ----------------  ----------------
           Total stockholders' investment                                                               28,307            28,973
                                                                                               ----------------  ----------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                      $ 47,176          $ 47,564
                                                                                               ================  ================


                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 25, 1998 AND SEPTEMBER 26, 1997
                                   (unaudited)
                  (Dollars in Thousands, except per share data)




                                                             1998               1997
                                                         -------------      --------------

Net sales                                                    $ 14,646            $ 13,503
Cost of sales                                                  12,145              11,053
                                                         -------------      --------------

           Gross profit                                         2,501               2,450
                                                         -------------      --------------

Operating expenses
      Selling, general and administrative                       2,188               1,854
      Research and development                                    889                 776
                                                         -------------      --------------
           Total operating expenses                             3,077               2,630
                                                         -------------      --------------

           Operating loss                                        (576)               (180)

Interest expense                                                 (113)                (54)
Interest income                                                     1                  59
Other income                                                       12                  15
                                                         -------------      --------------

           Net loss                                              (676)               (160)

Preferred stock embedded dividend                                (262)                  -
                                                         -------------      --------------

           Net loss applicable to common stockholders           ($938)              ($160)
                                                         =============      ==============

Net loss per share - basic and diluted                          $(.12)              $(.02)
                                                         =============      ==============

Weighted average shares outstanding - basic and diluted         7,648               7,476
                                                         =============      ==============


                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
         FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 25, 1998 (unaudited)
                             (Dollars in Thousands)



                                                                              Capital
                                                                             in excess
                                                   Common       Warrants       of par       Accumulated     Treasury
                                                   Stock      Outstanding      value          Deficit        Stock
                                                 ----------- --------------- -----------  ---------------- -----------

BALANCE, June 26, 1998                             $ 76           $ 159    $ 30,162          $ (1,143)     $ (281)

   Exercise of stock options                          1               -         109                 -           -
   Exercise of warrants                               -             (19)         81                 -           -
   Conversion of Series C
    Preferred Stock                                   -               -         100                 -           -
   Expiration of warrants                             -            (120)        120                 -           -
   Embedded dividend on Series
    C Preferred Stock                                 -               -           -              (262)          -
   Net loss for the three months
    ended September 25, 1998                          -               -           -              (676)          -
                                             ----------- --------------- -----------  ---------------- -----------

BALANCE, September 25, 1998                        $ 77            $ 20    $ 30,572          $ (2,081)     $ (281)
                                             =========== =============== ===========  ================ ===========


                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 25, 1998 AND SEPTEMBER 26, 1997
                                   (unaudited)
                             (Dollars in Thousands)

                                                                                         1998                1997
                                                                                   -----------------   ------------------

Cash Flows from Operating Activities:
      Net loss                                                                               $ (676)              $ (160)
      Adjustments to reconcile net loss to net
         cash provided by operating activities:
           Depreciation and amortization                                                        550                  309
           Provision for inventory allowance, net                                                99                   99
           Amortization of other assets, net                                                     49                   59
           Changes in assets and liabilities
                 Decrease (increase) in receivables                                           1,319                 (343)
                 (Increase) decrease in inventories                                          (1,136)                 826
                 (Increase) decrease in prepaid expenses and other assets                        (6)                  69
                 Increase (decrease) in accounts payable and accrued liabilities                 26                 (357)
                                                                                   -----------------   ------------------
                       Net cash provided by operating activities                                225                  502
                                                                                   -----------------   ------------------

Cash Flows from Investing Activities:
      Capital expenditures                                                                     (474)              (1,318)
      Purchases of marketable securities available for sale                                       -               (2,108)
      Proceeds from sales and maturities of marketable securities
           available for sale                                                                     -                2,974
                                                                                   -----------------   ------------------
                       Net cash used in investing activities                                   (474)                (452)
                                                                                   -----------------   ------------------

Cash Flows from Financing Activities:
      Proceeds from exercise of options and warrants                                            172                  682
      Net proceeds from short-term borrowings                                                   310                    -
      Payment of long-term debt and obligations under capital leases                           (220)                (123)
                                                                                   -----------------   ------------------
                       Net cash provided by financing activities                                262                  559
                                                                                   -----------------   ------------------

                       Net increase in cash and cash equivalents                                 13                  609

Cash and Cash Equivalents, at beginning of period                                               377                  247
                                                                                   -----------------   ------------------

Cash and Cash Equivalents, at end of period                                                   $ 390                $ 856
                                                                                   =================   ==================


Supplemantal disclosure of non-cash transactions:
      Embedded dividend on Series C Preferred Stock                                           $ 262                  $ -
                                                                                   =================   ==================
      Valuation adjustment to record marketable
             securities available for sale at fair value                                        $ -                  $ 6
                                                                                   =================   ==================

Supplemantal disclosure of cash transactions:
      Cash paid during the period for income taxes                                              $ -                $ 112
                                                                                   =================   ==================
      Cash paid during the period for interest                                                $ 113                 $ 53
                                                                                   =================   ==================


                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 -  Interim financial statements

The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which in the opinion of management, are considered necessary for a fair presentation of financial position at September 25, 1998 and results of operations and cash flows for the three months ended September 25, 1998 and September 26, 1997. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 26, 1998. The results of operations for the three months ended September 25, 1998 are not necessarily indicative of the results that may be expected for the full year ending June 25, 1999.

Note 2 - Net loss per common share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share commencing with periods ending after December 15, 1997. Per share amounts for the quarter ended September 26, 1997 have been restated to conform to the requirements of SFAS
128. Because the Company experienced a loss in all reported periods, shares issuable upon the exercise of stock options and warrants and upon conversion of the Company's Series C Preferred Stock were not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive. However, the embedded dividend related to such Preferred Shares increased the net loss applicable to common shareholders.

Note 3 - Inventories

Inventories, net of allowances, consisted of the following components:

                                         September 25,            June 26,
                                             1998                   1998
                                      --------------------   -------------------

             Raw material                      $9,667,000            $9,244,000
             Work in process                    5,783,000             5,586,000
             Finished goods                     4,206,000             3,789,000
                                      --------------------   -------------------

                                              $19,656,000           $18,619,000
                                      ====================   ===================

Note 4 - Hurricane Georges

On September 21 and 22, 1998 the Company's principal operating facilities in Toa Alta, Puerto Rico and San Pedro De Macoris, Dominican Republic sustained significant inventory, equipment and facility damages as a result of Hurricane Georges. In addition, the Company experienced production stoppage through mid October 1998 as a result of the storm. The accompanying consolidated financial statements do not reflect any inventory, equipment, facilities or business interruption related write-downs or reserves as management and the Company's insurance advisors are assessing the full extent of the damages. Management and the Company's insurance advisors believe the losses will be fully covered by insurance.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis should be read in conjunction with the foregoing consolidated financial statements and notes thereto.

General

As discussed in Note 4 to the consolidated financial statements, the Company experienced production stoppages during the last week of the September 1998 fiscal quarter at both its Puerto Rico and Dominican Republic facilities due to Hurricane Georges. This production stoppage continued through mid October 1998, when both facilities began to ramp up production. Management believes this will reduce sales for the quarter ended December 1998, but any shortfall in gross profit will be recovered from proceeds expected to be received under the Company's business interuption insurance policies.

Results of Operations

Net sales for the first quarter of fiscal 1999 increased $1.1 million or 8.5% to $14.6 million from $13.5 million for the first quarter of fiscal 1998. Sales gains in the Network Interface Device and fiber optic product lines provided the majority of the increase.

Gross profit for the first quarter of fiscal 1999 increased by $51,000 or 2.1% to $2.5 million. Gross profit as a percentage of sales decreased for the first quarter of fiscal 1999 to 17.1% from 18.1% for the first quarter of fiscal 1998. The Company's gross profit margin for the first quarter of fiscal 1999 continued to be impacted by additional material, labor and overhead costs associated with its broadband NID product line.

Selling, general and administrative expenses for the first quarter of fiscal 1999 increased by $334,000 (18.0%) to $2.2 million from $1.9 million for the first quarter of fiscal 1998. As a percentage of sales, selling, general and administrative expenses increased for the first quarter of fiscal 1999 to 14.9% from 13.7% for the first quarter of fiscal 1998. The increase resulted primarily from increased personnel, promotion and other costs associated the Company's efforts to promote its new Coaxial Cable Surge Protector product line and from higher legal and financial advisory fees.

Research and development expenses for the first quarter of fiscal 1999 increased $113,000 (14.6%) to $889,000 from $776,000 for the first quarter of fiscal 1998.
As a percentage of sales, research and development expenses for the first quarter of fiscal 1999 increased to 6.1% from 5.7% for the first quarter of fiscal 1998. The increase relates primarily to higher personnel and other costs associated with product development for expansion of the Company's Broadband Surge Protector product lines.

Interest expense for the first quarter of fiscal 1999 increased by $59,000 to $113,000 from $54,000 in the first quarter of fiscal 1998 due to increased borrowings under the Company's credit facility. Interest income for the first quarter of fiscal 1999 decreased by $58,000 to $1,000 from $59,000 in the first quarter of fiscal 1998 due to a reduced marketable securities balance.

Liquidity and Capital Resources

The Company's working capital balance decreased $585,000 to $15.4 million at the end of the first quarter of fiscal 1999.

During the first quarter of fiscal 1999, $225,000 of cash was provided by operations. While the Company had a net loss of $676,000 for the first quarter of fiscal 1999, such loss included non-cash charges of $698,000, including $550,000 for depreciation and amortization. The remaining cash flow from operations resulted primarily from a $1.3 million decrease in receivables, which was largely offset by an increase in inventory of $1.1 million.

During the first quarter of fiscal 1999, cash of $474,000 was used in investing activities for capital expenditures. Financing activities provided $262,000, with $310,000 of proceeds from short term borrowings and $172,000 realized from the exercise of stock options and warrants being partially offset by the payment of $220,000 of long-term debt and obligations under capital leases.

The Company has credit facilities with BNY Financial Corporation, an affiliate of the Bank of New York, in an aggregate principal amount of $12.5 million (the "Credit Facilities"). The Credit Facilities enable the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain reserves. At September 25, 1998 $3.0 million was outstanding under this faciity. In addition, the Company may also borrow up to $6.5 million, limited by a borrowing base not exceeding 75% of the purchase price of new equipment or the orderly liquidation value of eligible equipment already owned. Any portion of the aggregate $6.5 million commitment for capital expenditure loans not borrowed by December 31, 1998 will then be extinguished. At September 25, 1998 $1.1 million was outstanding under this faciity. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is April 30, 2003, while capital expenditure loans are to be repaid through March 31, 2003, subject to mandatory repayments from disposition proceeds and insurance proceeds in certain circumstances.

The Credit Facilities require that the Company maintain tangible net worth (as defined) of $30.0 million. As of September 25, 1998, the Company's tangible net worth (as defined) was approximately $32.2 million. The Company believes it will reduce the operating loss during the quarter ended December 25, 1998 compared to the September 1998 quarter. However, if the operating losses were to continue or increase, or events occurred causing additional losses, the Company may cease to be in compliance with this covenant. If the Company is unable to obtain a waiver or amendment of this provision, it may be unable to borrow under, and the lender would be able to accelerate payment of outstanding borrowings under, the Credit Facilities. In connection with the damages suffered as a result of Hurricane Georges, the Company has asserted claims under its insurance policies to cover losses sustained from the hurricane, including business interruption, and has already received the first of several expected advance payments from its insurance carriers. To the extent additional expected advance payments are delayed, the Company may find it necessary to further borrow under the Credit Facilities, subject to the borrowing limits thereof. There can be no assurance that such credit limits will be sufficient and, if the lender does not permit borrowings in excess thereof, the Company may require temporary financing from other sources. Management believes that should the Company require additional or replacement financing, the Company would be able to secure alternate sources of financing. The Company's ability to obtain such financing will be affected by such factors as its results of operations, financial condition and business prospects.

There can be no assurances that the Company will be able to, or the terms on which it may be able to, obtain any such financing.

Year 2000

In fiscal 1997 the Company commenced, and in fiscal 1998, continued a program to assess and address in a timely manner all its information systems, including customer service, production, distribution and financial systems in conjunction with the year 2000. A significant portion of the Company's year 2000 program has been implemented as part of its program to upgrade its information systems, which the Company had committed to do regardless of the year 2000 issue. In addition, the Company has assessed the impact of the year 2000 on non-information technology systems. The Company has spent approximately $800,000 on computer hardware, software and related support for this information systems upgrade program and expects to spend approximately $250,000 to complete its year 2000 compliance program. If it becomes necessary to dedicate additional financial and other resources to complete the Company's information systems upgrade program and to complete the conversion of non-information technology equipment to year 2000 compliant by the end of fiscal year 1999 (the Company's estimated year 2000 program completion date), or shortly thereafter, the Company will do so.

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

Forward-looking Statements

In order to keep the Company's stockholders and investors informed of the Company's future plans, this Report contains (and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers contain) forward-looking statements concerning, among other things, the Company's future plans and objectives. The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders and potential investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to, general economic and business conditions, including the regulatory environment applicable to the telecommunications industry; weather and similar conditions (including the effects of hurricanes in the Caribbean where the Company's principal manufacturing facilities are located); competition; potential technological changes, including the Company's ability to timely develop new products and adapt its existing products to technological changes; potential changes in customer spending and purchasing policies and practices, as well as the Company's ability to market its existing, recently developed and new products; the risks inherent in new product introductions, such as startup delays and uncertainty of customer acceptance; the Company's dependence on third parties for product components; the Company's ability to attract and retain technologically qualified personnel; the retention of the tax benefits provided by its Puerto Rico and Dominican Republic operations; the Company's ability to fulfill its growth strategies; the availability of financing on satisfactory terms to support the Company's growth; and other factors discussed elsewhere in this Report and in other Company reports hereafter filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

During the three months ended September 25, 1998, holders of 100 shares of the Company's Series C Convertible Redeemable Preferred Stock converted such Preferred Stock into 22,030 shares of the Company's Common Stock. The Company believes that the exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the " Securities Act"), is applicable to the issuance of such shares, as such issuance involved a security exchanged by the Company with existing securityholders exclusively, where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges.

On July 13, 1998, the Company issued 10,000 shares of its Common Stock, pursuant to the partial exercise of a warrant which entitles the holder thereof to purchase up to 20,000 shares of Common Stock on or before July 15, 2001. The exercise price was $6.15 per share (an aggregate of $61,500). No underwriting discounts or commissions were paid in connection with the issuance of the shares. In connection with the issuance, the holder acknowledged that the shares issued were being acquired for investment and without a view to the distribution thereof and could not be sold or transferred in the absence of registration under the Securities Act or an opinion of counsel that such registration is not required. The Company believes that the exemption afforded by Section 4(2) of the Securities Act was applicable to the issuance of such shares.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

       27.     EDGAR financial data schedule.

(b)   Reports on Form 8-K

      No Reports on Form 8-K were filed during the quarter for which this Report is filed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              TII INDUSTRIES, INC.

Date: November 9, 1998                         /s/ Paul G. Sebetic
                                               ---------------------------------
                                               Paul G. Sebetic
                                               Vice President-Finance and Chief
                                               Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                  Description
----------                   ----------



  27.                       Financial Data Schedule.