Form 10-Q
period 1998-12-25
TII INDUSTRIES INC
filed 1999-02-08
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 25, 1998

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of January 29, 1999 was 8,303,580.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     TII INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                                  December 25,            June 26,
                                                                     1998                   1998
                                                                  -----------             --------
                                                                  (unaudited)
                                     ASSETS

Current Assets
        Cash and cash equivalents                                    $    491            $   377
        Receivables - trade                                             5,412              8,110
        Insurance claim receivable                                      6,675                  -
        Inventories                                                    15,319             18,619
        Prepaid expenses                                                  296                375
                                                                    ---------          ---------
                                Total current assets                   28,193             27,481
                                                                    ---------          ---------
Fixed Assets
        Property, plant and equipment                                  44,469             43,430
        Less: Accumulated depreciation and amortization               (26,498)           (25,398)
                                                                    ---------          ---------
                                Net fixed assets                       17,971             18,032
                                                                    ---------          ---------

Other Assets                                                            1,891              2,051
                                                                    ---------          ---------

                                TOTAL ASSETS                       $   48,055         $   47,564
                                                                    =========          =========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities
        Current portion of long-term debt and obligation
          under capital leases                                      $   2,680         $    3,363
        Accounts payable                                                6,436              6,528
        Accrued liabilities                                             3,714              1,596
                                                                    ---------          ---------
                                Total  current liabilities             12,830             11,487
                                                                    ---------          ---------

Long-Term Debt                                                          2,435              1,855
Long-Term Obligation Under Capital Leases                                 231                511
                                                                    ---------          ---------
                                                                        2,666              2,366
                                                                    ---------          ---------
Series C Convertible Redeemable Preferred Stock, 5,000 shares authorized;
     4,200 shares issued at December 25, 1998 and 5,000 shares issued at June 26, 1998, respectively; liquidation preference of $1,150
     per share                                                         4,200              4,738
                                                                    ---------          ---------

Stockholders' Investment
     Preferred Stock,  par value $1.00 per share;  1,000,000  authorized  and issuable  in  series;  Series C  Convertible  Redeemable,  5,000 shares authorized; 4,200 shares issued at  December 25, 1998 and
       5,000 shares issued at June 26, 1998                                -                  -
           Series D Junior Participating, 30,000 shares authorized;
           no shares issued                                                -                  -
        Common Stock, par value $.01 per share; 30,000,000 shares
            authorized;  8,095,147 and  7,631,801 shares issued at
            December 25, 1998 and June 26, 1998, respectively.            81                 76
        Warrants outstanding                                              20                159
        Capital in excess of par value                                31,268             30,162
        Accumulated deficit                                           (2,729)            (1,143)
                                                                     ---------         ---------
                                                                      28,640             29,254
        Less - Treasury stock, at cost; 17,637 common shares            (281)              (281)
                                                                     ---------         ---------
                                Total stockholders' investment        28,359             28,973
                                                                     ---------         ---------

                TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT      $ 48,055          $  47,564
                                                                     =========         =========

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                  (Dollars in Thousands, except per share data)



                                                 Three Months Ended            Six Months Ended
                                                     December                        December
                                             25, 1998          26, 1997      25, 1998          26, 1997
                                             --------          --------      --------          --------

Net sales                                  $   8,600      $   10,103       $   23,246      $   23,606
Cost of sales                                  7,055           9,610           19,200          20,663

                Gross profit                   1,545             493            4,046           2,943

Operating expenses
        Selling, general and administrative    2,261           2,115            4,449           3,969
        Research and development                 832             792            1,721           1,568
                Total operating expenses       3,093           2,907            6,170           5,537

                Operating loss                (1,548)         (2,414)          (2,124)         (2,594)

Insurance proceeds, net of hurricane loss        969               -              969               -
Interest expense                                (107)            (53)            (220)           (107)
Interest income                                    1              30              2                89
Other income (expense)                            37             (55)            49               (40)

                Net loss                        (648)         (2,492)         (1,324)          (2,652)

Preferred stock embedded dividend                  -               -            (262)               -

    Net loss applicable to common stockholders ($648)        ($2,492)        ($1,586)         ($2,652)

Net loss per share - basic and diluted        ($0.08)         ($0.33)         ($0.20)          ($0.35)

Weighted average shares outstanding -
          basic and diluted                    7,962           7,595           7,805            7,535



                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
             FOR THE SIX MONTHS ENDED DECEMBER 25, 1998 (unaudited)
                             (Dollars in Thousands)



                                                                        Capital
                                                                        in excess
                                        Common          Warrants        of par          Accumulated   Treasury
                                        Stock           Outstanding     value           Deficit         Stock
                                        ------          -----------     ---------       -----------   --------

BALANCE, JUNE 26, 1998                   $76             $159            $30,162        $(1,143)       $(281)

  Exercise of stock options                1                -                109              -            -
  Exercise of warrants                     -              (19)                81              -            -
  Conversion of Series C
          Preferred Stock                  4               -                 796              -            -
  Expiration of warrants                   -             (120)               120              -            -
  Embedded dividend on Series
          C Preferred Stock                -                -                  -           (262)           -
  Net loss for the six months
          ended December 25, 1998          -                -                  -         (1,324)           -
                                      --------        ---------         ---------      ----------     ---------
BALANCE, DECEMBER 25, 1998               $81              $20            $31,268        $(2,729)       $(281)
                                      =========       =========         =========      ==========     =========

                 See notes to consolidated financial statements



                     TII INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE SIX MONTHS ENDED DECEMBER 25, 1998 AND DECEMBER 26, 1997 (unaudited)
                             (Dollars in Thousands)

                                                                                       1998                   1997
                                                                                       ----                   ----

Cash Flows from Operating Activities:
        Net loss                                                                 $   (1,324)             $   (2,652)
        Adjustments to reconcile net loss to net
        cash provided by operating activities:
                Depreciation and amortization                                          1,100                    835
                Provision for inventory allowance, net                                 5,199                    199
                Amortization of other assets, net                                         98                    118
                Changes in assets and liabilities
                        Decrease in receivables - trade                                2,698                  1,194
                        Increase in insurance claim receivable                        (6,675)                     -
                        (Increase) in inventories                                     (1,899)                (3,019)
                        Decrease (increase)  in prepaid expenses and other assets        141                   (413)
                        Increase in accounts payable and accrued liabilities           2,026                  2,542
                                                                                     -------                -------
                                Net cash provided by (used in) operating activities    1,364                 (1,196)
                                                                                     -------                -------

Cash Flows from Investing Activities:
        Capital expenditures                                                          (1,039)                (1,983)
        Purchases of marketable securities available for sale                              -                 (2,108)
        Proceeds from sales and maturities of marketable securities
                available for sale                                                         -                  5,660
                                                                                     -------                -------
                                Net cash (used in) provided by investing activities   (1,039)                 1,569
                                                                                     -------                -------

Cash Flows from Financing Activities:
        Proceeds from exercise of options and warrants                                   172                    797
        Borrowings of long-term debt                                                     580                      -
        Net repayment of short-term borrowings                                          (683)                     -
        Payment of long-term obligations under capital leases                           (280)                  (205)
                                                                                     -------                -------
                                Net cash (used in) provided by financing activities     (211)                   592
                                                                                     -------                -------

                                Net increase in cash and cash equivalents                114                    965

Cash and Cash Equivalents, at beginning of period                                        377                    247
                                                                                      ------                 ------
Cash and Cash Equivalents, at end of period                                          $   491              $   1,212
                                                                                      ======                 ======


Supplemental disclosure of non-cash transactions:
        Embedded dividend on Series C Preferred Stock                                $   262              $       -
                                                                                      ======                 ======

Supplemental disclosure of cash transactions:
        Cash paid during the period for income taxes                                 $    -               $     112
                                                                                      ======                 ======
        Cash paid during the period for interest                                     $   220              $     106
                                                                                      ======                 ======


                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 -  Interim financial statements

The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company's consolidated financial position at December 25, 1998 and results of operations and cash flows for the six months ended December 25, 1998 and December 26, 1997. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 26, 1998. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Hurricane Georges

On September 21 and 22, 1998, the Company's principal operating facilities in Toa Alta, Puerto Rico and San Pedro De Macoris, Dominican Republic, respectively, sustained significant inventory, equipment and facility damages as a result of Hurricane Georges. In addition, as a result of the storm, the Company experienced production stoppages throughout the second quarter of fiscal 1999, during which period, both facilities gradually began to ramp up production. Both facilities are currently almost fully operational and the Company expects to have both facilities fully operational before the end of its third fiscal quarter. During the second quarter of fiscal 1999, the Company received insurance prepayments of $4.0 million and accrued an additional insurance claim receivable of $6.7 million for the receipt of insurance proceeds due to losses experienced from Hurricane Georges. The Company has retained insurance advisors to process these insurance claims. Management, after discussions with the Company's insurance advisors, believes the total settlement will exceed the amount recorded during the second quarter of fiscal 1999. An allowance for damaged inventory, business interruption losses, an accrual for the estimated fee payable to the Company's insurance advisors and other expenses and losses incurred totaled $9.7 million. Accordingly, insurance proceeds, net of hurricane losses, resulted in a gain of $1.0 million which has been reflected in the Consolidated Statement of Operations.

Note 3 - Net loss per common share

The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which requires the reporting of basic and diluted earnings per share. Because the Company incurred losses in all reported periods, shares issuable upon the exercise of stock options and warrants and upon conversion of the Company's Series C Preferred Stock were not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive. However, the embedded dividend related to such Preferred Shares (which were issued in January 1998) increased the net loss applicable to common shareholders during the first quarter of fiscal 1999 by $262,000 or $.03 per share.

Note 4 - Inventories

Inventories, net of allowances, consisted of the following components:

                                      December 25,             June 26,
                                          1998                   1998
                                   --------------------   -------------------

             Raw material                   $8,725,000            $9,244,000
             Work in process                 4,682,000             5,586,000
             Finished goods                  1,912,000             3,789,000
                                   --------------------   -------------------

                                           $15,319,000           $18,619,000
                                   ====================   ===================

Note 5 - Subsequent event

On December 31, 1998, the Company entered into a Stock Purchase Agreement ("Agreement") to acquire all of the outstanding shares of capital stock of PRC Leasing, Inc. ("PRC"), a corporation wholly-owned by Alfred J. Roach, Chairman of the Board of the Company, for $2.2 million of the Company's Common Stock. The only activity of PRC is leasing equipment to the Company. The existing lease, which was entered into in July of 1991, requires annual rental payments of $200,000 and expires in July 2001. In November 1998, the Company obtained an appraisal of the equipment from a certified appraiser who calculated the fair market value of the equipment to be $2.2 million. The closing price of the Company's Common Stock on December 31, 1998 was $1.875 per share and the Company agreed to issue 1,176,213 shares of its Common Stock in exchange for all of the outstanding capital stock of PRC, subject to completion of the transaction which requires, among other things, approval by the Company's stockholders. Rental payments ceased effective December 31, 1998, subject to completion of the transaction. If the transaction is not completed, the original terms of the lease shall again govern, including the requirement to pay all rent that would otherwise have been paid for periods after December 31, 1998.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis should be read in conjunction with the foregoing consolidated financial statements and notes thereto.

General

As discussed in Note 2 to the consolidated financial statements, the Company's principal operating facilities in Toa Alta, Puerto Rico and San Pedro De Macoris, Dominican Republic, respectively, sustained significant inventory, equipment and facility damages as a result of Hurricane Georges. In addition, as a result of the storm, the Company experienced production stoppages throughout the second quarter of fiscal 1999, during which period, both facilities gradually began to ramp up production. Both facilities are currently almost fully operational and the Company expects to have both facilities fully operational before the end of its third fiscal quarter. Accordingly, the consolidated financial statements reflect a reduced sales level in the second quarter of fiscal 1999, the receipt and accrual of insurance proceeds, inventory, equipment and business interruption losses and additional expenditures incurred due to Hurricane Georges.

Results of Operations

Net sales for the second quarter of fiscal 1999 decreased $1.5 million or 14.9% to $8.6 million from $10.1 million for the second quarter of fiscal 1998. The decline in sales relates to the Company's shortfall in production due to production stoppages and damages to the Company's facilities in Puerto Rico and the Dominican Republic caused by Hurricane Georges. The Company continues to expend all efforts to reach full production levels as early as possible in the third quarter of fiscal 1999. Net sales for the six months ended December 1998 decreased only $360,000 or 1.5% to $23.2 million from $23.6 million for the six months ended December 1997 principally as a result of an increase in sales in the first quarter of fiscal 1999 over the first quarter of fiscal 1998 due to gains in sales of the Company's network interface device and fiber optic enclosure product lines.

Gross profit for the second quarter and first six months of fiscal 1999 increased by $1.1 million to $1.5 million and by $1.1 million to $4.0 million, respectively. Gross profit as a percentage of sales increased for the second quarter and first six months of fiscal 1999 to 18.0% and 17.4% from 4.9% and 12.5% for the second quarter and first six months of fiscal 1998, respectively. Gross profit in the second quarter and first six months of fiscal 1998 was adversely affected by production problems encountered ramping up production of the Company's broadband network interface device product line. Gross profit as a percentage of sales in the second quarter of fiscal 1999 increased to 18.0% from 17.1% in the first quarter of fiscal 1999, as the Company realized a reduction in material costs. Furthermore, manufacturing overheads incurred while the
Puerto Rico and Dominican Republic facilities were idle or producing significantly less than normal were aggregated and reclassified to the line item insurance proceeds, net of hurricane losses on the Consolidated Statement of Operations.

Selling, general and administrative expenses for the second quarter of fiscal 1999 increased by $146,000 or 6.9% to $2.3 million from $2.1 million for the second quarter of fiscal 1998. Selling, general and administrative expenses for the first six months of fiscal 1999 increased by $480,000 or 12.1% to $4.5 million from $4.0 million for the first six months of fiscal 1998. The increases during these periods resulted primarily from increased personnel, promotion and other costs associated with the Company's efforts to promote certain new products, including its new Coaxial Cable Surge Protector product line and from higher legal fees associated with protecting the Company's intellectual property rights.

Research and development expenses for the second quarter of fiscal 1999 increased $40,000 or 5.1% to $832,000 from $792,000 for the second quarter of fiscal 1998. Research and development expenses for the first six months of fiscal 1999 increased $153,000 or 9.8% to $1.7 million from $1.6 million for the first six months of fiscal 1998. The increases relate primarily to a greater number of personnel and other costs associated with product development for expansion of the Company's product lines, including its new Coaxial Cable Surge Protector.

During the second quarter of fiscal 1999, the Company received insurance prepayments of $4.0 million and accrued an additional insurance claim receivable of $6.7 million for the receipt of insurance proceeds due to losses experienced from Hurricane Georges. The Company has retained insurance advisors to process these insurance claims. Management, after discussions with the Company's insurance advisors, believes the total settlement will exceed the amount recorded during the second quarter of fiscal 1999. An allowance for damaged inventory, business interruption losses, an accrual for the estimated fee payable to the Company's insurance advisors and other expenses and losses incurred totaled $9.7 million. Accordingly, insurance proceeds, net of hurricane losses resulted in a gain of $1.0 million which has been reflected in the Consolidated Statement of Operations.

Interest expense for the second quarter and first six months of fiscal 1999 increased by $54,000 to $107,000 and by $113,000 to $220,000 from $53,000 and
$107,000 in the second quarter and first six months of fiscal 1998, respectively. The increases are due to increased borrowings under the Company's credit facilities.

Interest income for the second quarter and first six months of fiscal 1999 decreased by $29,000 to $1,000 and by $87,000 to $2,000 from $30,000 and $89,000 in the second quarter and first six months of fiscal 1998, respectively, due to reduced cash and marketable securities balances.

Liquidity and Capital Resources

The Company's working capital balance decreased $631,000 to $15.4 million at the end of the second quarter of fiscal 1999 from the year ended June 1998 balance.

During the first six months of fiscal 1999, $1.4 million of cash was provided by operations. While the Company had a net loss of $1.3 million for the first six months of fiscal 1999, the loss included non-cash charges of $1.2 million for depreciation and amortization and a $5.2 million provision for inventory. Accounts payable and accrued liabilities increased $2.0 million and accounts receivable-trade decreased $2.7 million providing $4.7 million of cash. These sources of cash were partially offset by the insurance claim receivable of $6.7 million and inventory increasing $1.9 million, before deducting the $5.2 million provision for inventory.

During the first six months of fiscal 1999, cash of $1.0 million was used in investing activities for capital expenditures. Financing activities used $211,000, with a net repayment of debt and obligations under capital leases of $383,000 being partially offset by $172,000 realized from the exercise of stock options and warrants.

The Company has credit facilities with BNY Financial Corporation, an affiliate of The Bank of New York, in an aggregate principal amount of $12.5 million (the "Credit Facilities") which was, by its terms, adjusted on December 31, 1998 to $7.7 million. The Credit Facilities enable the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain reserves. At December 25, 1998 $2.5 million was outstanding under this facility. In addition, the Company was also entitled to borrow until December 31, 1998 up to $6.5 million, limited by a borrowing base not exceeding 75% of the purchase price of new equipment or the orderly liquidation value of eligible equipment already owned. At December 25, 1998 and December 31, 1998 $1.7 million was outstanding under this facility. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is April 30, 2003, while capital expenditure loans are to be repaid through March 31, 2003, subject to mandatory repayments from disposition proceeds and insurance proceeds in certain circumstances.

The Credit Facilities require that the Company maintain tangible net worth (as defined) of $30.0 million. As of December 25, 1998, the Company's tangible net worth (as defined) was approximately $31.5 million. The Company believes it will reduce the operating loss during the quarters ended March 26 and June 25, 1999 compared to the September and December 1998 quarters. However, if the operating losses were to continue or increase, or events occurred causing additional losses, the Company may cease to be in compliance with this covenant. If the Company is unable to obtain a waiver or amendment of this provision, it may be unable to borrow under, and the lender would be able to accelerate payment of outstanding borrowings under, the Credit Facilities. In connection with the damages suffered as a result of Hurricane Georges, the Company has asserted claims under its insurance policies to cover losses sustained from the hurricane, including business interruption and has already received several advance payments from its insurance carriers. To the extent expected final payments are delayed, the Company may find it necessary to further borrow under the Credit Facilities, subject to the borrowing limits thereof. There can be no assurance that such credit limits will be sufficient and, if the lender does not permit borrowings in excess thereof, the Company may require temporary financing from other sources. Management believes, however, that should the Company require additional or replacement financing, the Company would be able to secure alternate sources of financing. The Company's ability to obtain such financing will be affected by such factors as its results of operations, financial condition and business prospects. There can be no assurances that the Company will be able to, or the terms on which it may be able to, obtain any such financing.

Year 2000

In fiscal 1997 the Company commenced, and during fiscal 1998 and fiscal 1999 has continued, a program to assess and address in a timely manner all its information systems, including customer service, production, distribution and financial systems to assure that they will properly record and recognize the year 2000 and beyond. A significant portion of the Company's year 2000 program has been implemented as part of its program to upgrade its information systems, which the Company had committed to do regardless of the year 2000 issue. In
addition,   the   Company  has
assessed the impact of the year 2000 on non-information technology systems. The Company has spent approximately $850,000 on computer hardware, software and related support for this information systems upgrade program and expects to spend approximately $200,000 more to complete its year 2000 compliance program. If it becomes necessary to dedicate additional financial and other resources to complete the Company's information systems upgrade program and to complete the conversion of non-information technology equipment for year 2000 compliance by the end of fiscal year 1999 (the Company's estimated year 2000 program completion date), or shortly thereafter, the Company intends to do so.

The Company is also communicating with its suppliers, customers, distributors, and others with whom it conducts business to coordinate year 2000 compliance and to identify alternative sources of supply for materials, if necessary. The implementation of these plans is not expected to have a material adverse effect on the results of operations or the financial condition of the Company. The Company presently believes alternative sources of supply will be available in the event of unforeseen year 2000 compliance issues that affect suppliers' abilities to fulfill requirements. If production and other plans need to be modified because of unforeseen year 2000 issues at vendors, distributors and others with whom the Company conducts business, the Company intends to do so when the need for such modification becomes apparent.

If the Company or its suppliers, distributors or others with whom it conducts business are unable to identify and address the system issues related to the year 2000 risk on a timely basis, there could be a material adverse effect on its results of operations, liquidity and financial condition.

Forward-looking Statements

In order to keep the Company's stockholders and investors informed of the Company's future plans, this Report contains (and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers contain) forward-looking statements concerning, among other things, the Company's future plans and objectives. The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders and potential investors to take advantage of the "safe harbor" provisions of that Act. The forward-looking statements contained in this report (and in other reports filed by the Company, and oral statements made by Management of the Company, from time to time) are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to, the timing and the amount of insurance proceeds to be received on the Company's claim for losses incurred due to Hurricane Georges; the Company's ability to maintain compliance with it Credit Facilities; general economic and business conditions, including the regulatory environment applicable to the telecommunications industry; weather and similar conditions (including the effects of hurricanes in the Caribbean where the Company's principal manufacturing facilities are located); competition; potential technological changes, including the Company's ability to timely develop new products and adapt its existing products to technological changes; potential changes in customer spending and purchasing policies and practices, as well as the Company's ability to market its existing, recently developed and new products; the risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance; the Company's dependence on third parties for product components; the Company's ability to attract and retain technologically qualified personnel; the retention of the tax benefits provided by its Puerto Rico and Dominican Republic operations; the Company's ability to fulfill its growth strategies; the availability of financing on satisfactory terms to support the Company's growth plans; the Company's ability to timely and successfully complete its year 2000 compliance program and its suppliers and customers to timely and successfully complete their year 2000 compliance programs in a manner compatible to the Company's systems: and other factors discussed elsewhere in this Report and in other Company reports hereafter filed with the Securities and Exchange Commission.


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

During the three months ended December 25, 1998, holders of 700 shares of the Company's Series C Convertible Redeemable Preferred Stock converted such Preferred Stock into 410,241 shares of the Company's Common Stock. The Company believes that the exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"), is applicable to the issuance of such shares, as such issuance involved a security exchanged by the Company with existing security holders exclusively, where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on December 8, 1998, the Company's stockholders:

(a) Elected the following to serve as Class I directors of the Company until the Company's Annual Meeting of Stockholders to be held in the year 2001 and until their respective successors are elected and qualified, by the following votes:

                                             For              Withheld
                                             ---              --------

    C. Bruce Barksdale.                   6,393,528           391,337
    Dr. Joseph C. Hogan                   6,393,388           391,477
    William G. Sharwell                   6,393,476           391,389

(b) Approved the Company's 1998 Stock Option Plan:

           For               Against          Abstain          Non-Votes
           ---               -------          -------          ---------
           2,548,105         735,454          54,105           3,447,201


    (c) Approved the issuance, in addition to the 1,520,000 shares of Common Stock which the Company has agreed to issue, of up to all shares of Common Stock which the Company would be entitled to issue upon conversion of the Company's Series C Convertible Preferred Stock, by the following votes:

           For          Against            Abstain        Non-Votes
           ---          -------            -------        ---------
           2,791,905    490,416            55,343         3,447,201

    (d) Ratified the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the Company's fiscal year ending June 25, 1999, by the following votes:

           For              Against            Abstain
           ---              -------            -------
           6,604,922        146,348            33,595


Item 5.  Other Events

On December 31, 1998, the Company entered into a Stock Purchase Agreement ("Agreement") to acquire all of the outstanding shares of capital stock of PRC Leasing, Inc. ("PRC"), a corporation wholly-owned by Alfred J. Roach, Chairman of the Board of the Company, for $2.2 million of the Company's Common Stock. The only activity of PRC is leasing equipment to the Company. The existing lease, which was entered into in July of 1991, requires annual rental payments of $200,000 and expires in July 2001. In November 1998, the Company obtained an appraisal of the equipment from a certified appraiser who calculated the fair market value of the equipment to be $2.2 million. The closing price of the Company's Common Stock on December 31, 1998 was $1.875 per share and the Company agreed to issue 1,176,213 shares of its Common Stock in exchange for all of the outstanding capital stock of PRC, subject to completion of the transaction which requires, among other things, approval by the Company's stockholders. Rental payments ceased effective December 31, 1998, subject to completion of the transaction. If the transaction is not completed, the original terms of the lease shall again govern, including the requirement to pay all rent that would otherwise have been paid for periods after December 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      2. Stock Purchase Agreement dated as of December 31, 1998 between the Company and Alfred J. Roach
     27. EDGAR financial data schedule.

(b)      Reports on Form 8-K

      No Reports of Form 8-K were filed during the quarter for which this Report is filed.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TII INDUSTRIES, INC.


Date: February 5, 1999                        /s/ Paul G. Sebetic
                                              ----------------------------------
                                              Paul G. Sebetic
                                              Vice President-Finance and Chief
                                              Financial Officer