Form 10-Q/A
period 1998-12-25
TII INDUSTRIES INC
filed 1999-02-08
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q/A

                                (AMENDMENT NO. 1)



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

(a)   Exhibits

      2. Stock Purchase Agreement dated as of December 31, 1998 between the Company and Alfred J. Roach
     27. EDGAR financial data schedule.*

-------------------------------
*  Previously filed.


(b)      Reports on Form 8-K

      No Reports of Form 8-K were filed during the quarter for which this Report is filed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TII INDUSTRIES, INC.


Date: February 8, 1999                        /s/ Paul G. Sebetic
                                              ----------------------------------
                                              Paul G. Sebetic
                                              Vice President-Finance and Chief
                                              Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                      Description
----------                       -----------


  2. Stock Purchase Agreement dated as of December 31, 1998 between the Company and Alfred J. Roach.

 27.     EDGAR financial data schedule. *


-------------------------------
*  Previously filed.