Form 10-Q
period 1999-03-26
TII INDUSTRIES INC
filed 1999-05-10
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended MARCH 26, 1999

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of April 30, 1999 was 8,375,132.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                   March 26,         June 26,
                                                                                                    1999              1998
                                                                                               ----------------  ----------------
                                            ASSETS                                               (unaudited)

Current Assets
    Cash and cash equivalents                                                                          $ 3,177             $ 377
    Receivables - trade                                                                                  6,061             8,110
    Insurance claim receivable                                                                           8,694                 -
    Inventories                                                                                         11,878            18,619
    Prepaid expenses                                                                                       211               375
                                                                                               ----------------  ----------------
           Total current assets                                                                         30,021            27,481
                                                                                               ----------------  ----------------
Fixed Assets
    Property, plant and equipment                                                                       43,069            43,430
    Less: Accumulated depreciation and amortization                                                    (26,800)          (25,398)
                                                                                               ----------------  ----------------
           Net fixed assets                                                                             16,269            18,032
                                                                                               ----------------  ----------------

Other Assets                                                                                             1,704             2,051
                                                                                               ----------------  ----------------

                  TOTAL ASSETS                                                                        $ 47,994          $ 47,564
                                                                                               ================  ================

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities
    Current portion of long-term debt and obligation under capital leases                                $ 424           $ 3,363
    Accounts payable                                                                                     5,926             6,528
    Accrued liabilities                                                                                  5,519             1,596
                                                                                                                 ----------------
                                                                                               ----------------
           Total  current liabilities                                                                   11,869            11,487
                                                                                               ----------------  ----------------

Long-Term Debt                                                                                           1,772             1,855
Long-Term Obligation Under Capital Leases                                                                  190               511
                                                                                               ----------------  ----------------
                                                                                                         1,962             2,366
                                                                                               ----------------  ----------------
Series C Convertible Redeemable Preferred Stock, 5,000 shares authorized; 3,650 shares issued at March 26, 1999 and 5,000 shares issued at June 26, 1998,
    respectively; liquidation preference of $1,150 per share                                             3,650             4,738
                                                                                               ----------------  ----------------

Stockholders' Investment
    Preferred Stock, par value $1.00 per share; 1,000,000 authorized and issuable in series; Series C Convertible Redeemable, 5,000 shares authorized; 3,650 shares issued at
        March 26, 1999 and 5,000 shares issued at June 26, 1998                                              -                 -
      Series D Junior Participating, 30,000 shares authorized; no shares issued                              -                 -
    Common Stock, par value $.01 per share; 30,000,000 shares authorized;  8,392,769
      and 7,631,801 shares issued at March 26, 1999 and June 26, 1998, respectively.                        84                76
    Warrants outstanding                                                                                    20               159
    Capital in excess of par value                                                                      31,815            30,162
    Accumulated deficit                                                                                 (1,125)           (1,143)
                                                                                               ----------------  ----------------
                                                                                                        30,794            29,254
    Less - Treasury stock, at cost; 17,637 common shares                                                  (281)             (281)
                                                                                               ----------------  ----------------
           Total stockholders' investment                                                               30,513            28,973
                                                                                               ----------------  ----------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                      $ 47,994          $ 47,564
                                                                                               ================  ================


                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                  (Dollars in Thousands, except per share data)


                                                                      Three Months Ended            Nine Months Ended
                                                                            March                         March
                                                                   26, 1999       27, 1998       26, 1999        27, 1998
                                                                  ------------   ------------   ------------    -----------

Net sales                                                            $ 12,589       $ 12,332       $ 35,835       $ 35,938
Cost of sales                                                          10,355         10,571         29,555         31,234
                                                                  ------------   ------------   ------------    -----------

           Gross profit                                                 2,234          1,761          6,280          4,704
                                                                  ------------   ------------   ------------    -----------

Operating expenses
      Selling, general and administrative                               2,091          2,005          6,540          5,974
      Research and development                                            843            826          2,564          2,394
                                                                  ------------   ------------   ------------    -----------
           Total operating expenses                                     2,934          2,831          9,104          8,368
                                                                  ------------   ------------   ------------    -----------

           Operating loss                                                (700)        (1,070)        (2,824)        (3,664)

Insurance proceeds, net of hurricane loss                                 439              -          1,408              -
Interest expense                                                         (105)           (50)          (325)          (157)
Interest income                                                             -             28              2            117
Other income                                                            1,970             79          2,019             39
                                                                  ------------   ------------   ------------    -----------

           Net income (loss)                                            1,604         (1,013)           280         (3,665)

Preferred stock embedded dividend                                           -           (175)          (262)          (175)
                                                                  ------------   ------------   ------------    -----------

           Net income (loss) applicable to common stockholders         $1,604        ($1,188)           $18        ($3,840)
                                                                  ============   ============   ============    ===========

Net income (loss) per share - basic                                     $0.19         ($0.16)         $0.00         ($0.51)
                                                                  ============   ============   ============    ===========

Weighted average shares outstanding - basic                             8,283          7,604          7,964          7,558
                                                                  ============   ============   ============    ===========

Net income (loss) per share - diluted                                   $0.15         ($0.16)         $0.00         ($0.51)
                                                                  ============   ============   ============    ===========

Weighted average shares outstanding - diluted                          10,773          7,604         10,265          7,558
                                                                  ============   ============   ============    ===========


                 See notes to consolidated financial statements


                      TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
              FOR THE NINE MONTHS ENDED MARCH 26, 1999 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)






                                                                                 Capital
                                                                                in excess
                                                    Common        Warrants        of par        Accumulated       Treasury
                                                    Stock       Outstanding       value           Deficit          Stock
                                                  -----------  ---------------  -----------   ----------------   -----------

BALANCE, June 26, 1998                                  $ 76            $ 159     $ 30,162           $ (1,143)       $ (281)

   Exercise of stock options                               1                -          109                  -             -
   Exercise of warrants                                    -              (19)          81                  -             -
   Conversion of Series C
    Preferred Stock                                        7                -        1,343                  -             -
   Expiration of warrants                                  -             (120)         120                  -             -
   Embedded dividend on Series
    C Preferred Stock                                      -                -            -               (262)            -
   Net income for the nine months
    ended March 26, 1999                                   -                -            -                280             -
                                                  -----------  ---------------  -----------   ----------------   -----------

BALANCE, March 26, 1999                                 $ 84             $ 20     $ 31,815           $ (1,125)       $ (281)
                                                  ===========  ===============  ===========   ================   ===========


                 See notes to consolidated financial statements


                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
     FOR THE NINE MONTHS ENDED MARCH 26, 1999 AND MARCH 27, 1998 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)





                                                                                   1999           1998
                                                                                -----------    -----------


 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                               $ 280       $ (3,665)
     Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
            Depreciation and amortization                                            1,573          1,242
            Provision for inventory allowance, net                                   9,329            297
            Amortization of other assets, net                                          148            177
            Reserve for impaired fixed assets                                          750
            Gain on sale of subsidiary assets                                       (2,168)
            Changes in assets and liabilities excluding effect
                 of sale of subsidiary assets
                 Decrease (increase) in receivables - trade                          1,238           (319)
                 Increase in insurance claim receivable                             (8,694)             -
                 Increase in inventories                                            (3,749)        (2,860)
                 Decrease (increase)  in prepaid expenses and other assets             237           (771)
                 Increase in accounts payable and accrued liabilities                3,656            884
                                                                                -----------    -----------
                      Net cash provided by (used in) operating activities            2,600         (5,015)
                                                                                -----------    -----------


 CASH FLOWS FROM INVESTIGATING ACTIVITIES:
     Capital expenditures                                                           (1,147)        (3,275)
     Purchases of marketable securities available for sale                               -         (3,276)
     Proceeds from sales and maturities of marketable securities
            available for sale                                                           -          6,828
     Net proceeds from sale of subsidiary assets                                     4,757
                                                                                -----------    -----------
                      Net cash provided by investing activities                      3,610            277
                                                                                -----------    -----------


     Proceeds from exercise of options and warrants                                    172            816
     Borrowings of long-term debt                                                      580          1,500
     Repayments of long-term debt                                                   (3,841)         4,550
     Payment of long-term obligations under capital leases                            (321)          (528)
                                                                                -----------    -----------
                      Net cash (used in) provided by financing activities           (3,410)         6,338
                                                                                -----------    -----------

                      Net increase in cash and cash equivalents                      2,800          1,600

                                                                                       377            247
                                                                                -----------    -----------
                                                                                   $ 3,177        $ 1,847
                                                                                ===========    ===========

 SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

     Capital leases entered into                                                       $ -          $ 729
                                                                                ===========    ===========
     Embedded dividend on Series C Preferred Stock                                   $ 262          $ 175
                                                                                ===========    ===========

 SUPPLEMENTAL DISCLOSURE OF CASH TRANSACTIONS

     Cash paid during the period for income taxes                                      $ -          $ 112
                                                                                ===========    ===========
     Cash paid during the period for interest                                        $ 312          $ 177
                                                                                ===========    ===========


                      See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -  INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company's consolidated financial position at March 26, 1999 and results of operations and cash flows for the nine month periods ended March 26, 1999 and March 27, 1998. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1998. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 - HURRICANE GEORGES

On September 21 and 22, 1998, the Company's principal operating facilities in Toa Alta, Puerto Rico and San Pedro De Macoris, Dominican Republic, respectively, sustained significant inventory, equipment and facility damages as a result of Hurricane Georges. In addition, as a result of the storm, the Company experienced production stoppages throughout the second quarter of fiscal 1999 and periods of less than full production during the beginning of the fiscal 1999 third quarter. Both facilities became fully operational during the third fiscal quarter. During the second and third quarters of fiscal 1999, the Company received insurance prepayments of $10.6 million. During the fourth quarter of fiscal 1999, the Company received additional insurance payments of $8.7 million for a total of $19.3 million. An allowance for damaged inventory, business interruption losses, an accrual for the fee payable to the Company's insurance advisors, losses to plant and equipment and other expenses incurred totaled $17.9 million. Accordingly, insurance proceeds, net of hurricane losses and expenses, resulted in a gain of $1.4 million which has been reflected in the Consolidated Statement of Operations.

NOTE 3 - NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the dilutive incremental shares attributed to outstanding options and warrants to purchase common stock and preferred stock and subordinated debt convertible into common stock. Diluted loss per share is based only on the weighted average number of shares outstanding during the period. Incremental common stock equivalent shares of 2.5 million and 2.3 million were used in the calculation of diluted earnings per common share for the quarter and nine month period ended March 26, 1999. Incremental common stock equivalent shares of 1.6 million and 1.1 million were not used in the calculation of diluted loss per common share in the quarter and nine month period ended March 27, 1998, since their inclusion would have been antidilutive due to the net loss for the periods. Stock options to purchase 1.5 million shares and 1.0 million shares of common stock for the quarters, and 1.8 million shares and 0.5 million shares of common stock for the nine-month periods ended March 26, 1999 and March 27, 1998, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

NOTE 4 - INVENTORIES

Inventories, net of allowances, consisted of the following components:

                                         March 26,              June 26,
                                           1999                   1998
                                    --------------------   -------------------

             Raw material                    $5,760,000            $9,244,000
             Work in process                  3,599,000             5,586,000
             Finished goods                   2,519,000             3,789,000
                                    --------------------   -------------------

                                            $11,878,000           $18,619,000
                                    ====================   ===================

NOTE 5 - SALE OF FIBER OPTIC PRODUCT LINE

On March 1, 1999, the Company sold substantially all of the assets of its fiber optic subsidiary, TII-Ditel, Inc. for approximately $5.3 million. Sales of TII-Ditel, Inc. represented approximately 8% of the Company's consolidated sales for the fiscal year, ended June 26, 1998. Gross proceeds of $5.3 million, less the book value of the net assets sold, the estimated post closing purchase price adjustments, and the costs associated with the sale was approximately $2.2 million, which is reflected as a gain on sale of assets and included in other income on the Consolidated Statement of Operations.

NOTE 6 - LEGAL PROCEEDINGS

On April 7, 1999, a Memorandum of Understanding was entered into containing an agreement in principle to settle a purported class action lawsuit instituted against the Company and its eight directors in the Delaware Court of Chancery. The lawsuit relates to (i) a Stock Purchase Agreement under which the Company was to acquire (subject to stockholder approval) from Alfred J. Roach, Chairman of the Board of Directors and a director of the Company, all of the outstanding shares of capital stock of PRC Leasing, Inc., which leases certain equipment to the Company, (ii) the Company's authority to issue more than 1,520,000 shares of Common Stock upon conversion of its Series C Convertible Redeemable Preferred Stock and (iii) options amended under the Company's 1995 Stock Option Plan and options granted pursuant to the

Company's 1998 Stock Option Plan in substitution for other options. The plaintiffs seek various equitable relief, damages and reasonable costs.

         Under the Memorandum of Understanding (i) the Company and Mr. Roach are to rescind the Stock Purchase Agreement and the issuance of the shares of the Company's Common Stock pursuant thereto is not to occur, (ii) the Company agreed to cancel a Special Meeting of Stockholders to consider the Stock Purchase Agreement, (iii) the plaintiffs acknowledged that the Company's issuance of additional shares of Common Stock upon conversion of the Preferred Stock would not violate the Certificate of Designation related to the Preferred Stock and
(iv) options with respect to 10,000 and 50,000 shares of the Company's Common Stock of Alfred J. Roach and Timothy J. Roach under the Company's 1995 Stock Option Plan would be repriced on the date the Memorandum of Understanding was entered into but other modified or exchanged options would not be affected and
(v) the action would be dismissed with prejudice, on the merits and, except for attorneys' fees as may be awarded by the Court to Plaintiffs' counsel, without costs to either party. The defendants have agreed to pay any amount awarded by the Court for attorneys' fees and expenses up to a maximum of $300,000. The Company has been advised that most, if not all, of such maximum amount is covered by insurance. The consummation of the settlement is subject to, among other things, (i) the entering into of a Stipulation of Settlement and other documentation and (ii) final Court approval of the settlement and dismissal of the action with prejudice, on the merits and, except as set forth above, without costs.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion and analysis should be read in conjunction with the foregoing consolidated financial statements and notes thereto.

GENERAL

As discussed in Note 2 to the consolidated financial statements, on September 21 and 22, 1998, the Company's principal operating facilities in Toa Alta, Puerto Rico and San Pedro De Macoris, Dominican Republic, respectively, sustained significant inventory, equipment and facility damages as a result of Hurricane Georges. In addition, as a result of the storm, the Company experienced production stoppages throughout the second quarter of fiscal 1999 and periods of less than full production during the beginning of the fiscal 1999 third quarter. Both facilities became fully operational during the third fiscal quarter. During the second and third quarters of fiscal 1999, the Company received insurance prepayments of $10.6 million. During the fourth quarter of fiscal 1999, the Company received additional insurance payments of $8.7 million for a total of $19.3 million. An allowance for damaged inventory, business interruption losses, an accrual for the fee payable to the Company's insurance advisors, losses to plant and equipment and other expenses incurred totaled $17.9 million. Accordingly, insurance proceeds, net of hurricane losses and expenses, resulted in a gain of $1.4 million which has been reflected in the Consolidated Statement of Operations.

On March 1, 1999, the Company sold substantially all of the assets of its fiber optic products subsidiary, TII-Ditel, Inc. for $5.3 million. The sales of TII-Ditel, Inc. were approximately 8% of the Company's consolidated sales for the fiscal year ended June 1998. Gross proceeds of $5.3 million, less the book value of the net assets sold, the estimated post closing purchase price adjustments, and costs associated with the sale was approximately $2.2 million, which is reflected as a gain on sale of assets and included in other income on the Consolidated Statement of Operations.

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 1999 increased $257,000 or 2.1% to $12.6 million from $12.3 million for the third quarter of fiscal 1998. The increase is due to higher sales of network interface devices, partially offset by the absence of sales of fiber optic products following the sale of this product line on March 1, 1999. Net sales for the nine months ended March 1999 decreased $103,000 or 0.3% to $35.8 million from $35.9 million for the nine months ended March 1998. The decrease is principally a result of a decline in sales in the second quarter of fiscal 1999 versus the second quarter of fiscal 1998 caused by the interruption of operations resulting from Hurricane George, partially offset by higher sales of network interface devices.

Gross profit for the third quarter of fiscal 1999 increased $473,000 to $2.2 million from $1.8 million in the prior year. Gross profit as a percentage of sales for the third quarter of fiscal 1999 increased to 17.8% from 14.3% in the prior year. The improvement in gross profit was due to lower material, overtime and freight costs incurred in the fiscal 1999 third quarter as a result of the Company's efforts to reduce production costs. Gross profit for the first nine months of fiscal 1999 increased $1.6 million to $6.3 million, or 17.5% of sales, from $4.7 million, or 13.1% of sales, in the prior year. The improvement was due to the Company's cost containment efforts and comparability was also effected by the abnormally low gross profit margins in the fiscal 1998 second quarter due to production problems experienced in that quarter.

Selling, general and administrative expenses for the third quarter of fiscal 1999 increased by $86,000 or 4.3% to $2.1 million from $2.0 million for the third quarter of fiscal 1998. Selling, general and administrative expenses for the first nine months of fiscal 1999 increased by $566,000 or 9.5% to $6.5 million from $6.0 million for the first nine months of fiscal 1998. The increases during these periods resulted primarily from increased personnel, promotion and other costs associated with the Company's efforts to promote certain new products, including its new coaxial cable surge protector product line.

Research and development expenses for the third quarter of fiscal 1999 increased $17,000 or 2.1% to $843,000 from $826,000 for the third quarter of fiscal 1998. Research and development expenses for the first nine months of fiscal 1999 increased $170,000 or 7.1% to $2.6 million from $2.4 million for the first nine months of fiscal 1998. The increases related primarily to a greater number of personnel and other costs associated with product development for expansion of the Company's product lines, including its broadband surge protectors, and other costs associated with product development for the Company.

Interest expense for the third quarter and first nine months of fiscal 1999 increased by $55,000 to $105,000 and by $168,000 to $325,000 from $50,000 and
$157,000 in the third quarter and first nine months of fiscal 1998, respectively. The increases were due to increased borrowings under the Company's credit facilities while the Company was awaiting receipt of insurance proceeds as a result of Hurricane Georges. With the receipt of these proceeds, interest expense is expected to be substantially lower in the fourth quarter of fiscal 1999.

Interest income for the third quarter and first nine months of fiscal 1999 decreased by $28,000 and by $115,000 from $28,000 and $117,000 in the third quarter and first nine months of fiscal 1998, respectively, due to reduced cash and marketable securities balances. With the receipt of insurance proceeds from claims as a result of Hurricane Georges, cash balances have risen and interest income is expected to be higher in the fourth quarter of fiscal 1999.

Other income for the third quarter and first nine months of fiscal 1999 increased by $1.9 million and $2.0 million versus the same periods in the prior year due to the gain on the sale of the Company's fiber optic product line.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital balance increased $2.2 million to $18.2 million at the end of the third quarter of fiscal 1999 from the year ended June 1998 balance. During the first nine months of fiscal 1999, $2.6 million of cash was provided by operations. Cash from operations was provided by net income of $280,000, non-cash charges of $1.7 million for depreciation and amortization, and a $9.3 million provision for an inventory allowance related to Hurricane Georges. This allowance was offset, in part, by a related insurance claim receivable of $8.7 million. An increase in accounts payable and accrued liabilities of $3.7 million and a decrease in accounts receivable-trade of $1.2 million provided $4.9 million of cash, while an increase in inventory not subject to the allowance used $3.7 million of cash.

During the first nine months of fiscal 1999 investing activities provided $3.6 million. Cash of $1.1 million was used for capital expenditures and the Company received $4.8 million in net proceeds from the sale of TII-Ditel, Inc.'s assets. Financing activities used $3.4 million, with a net repayment of debt and obligations under capital leases of $3.6 million.

The Company has credit facilities with BNY Financial Corporation, an affiliate of The Bank of New York, in an aggregate principal amount of $7.7 million. The Credit Facilities enable the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain reserves. The Credit Facilities include term loans, of which there were $1.7 million outstanding as of March 26, 1999. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is April 30, 2003, while term loans are to be repaid through March 31, 2003, subject to mandatory repayments from disposition proceeds and insurance proceeds in certain circumstances.

The Credit Facilities require that the Company maintain tangible net worth (as defined) of $30.0 million. As of March 26, 1999, the Company's tangible net worth (as defined) was approximately $33.2 million. The Company believes it will reduce the operating loss during the quarters ending June 25 and September 24, 1999 compared to the March 1999 quarter. However, if the operating losses were to continue or increase, or events occurred causing additional losses, the Company may cease to be in compliance with this covenant. If the Company is unable to obtain a waiver or amendment of this provision, it may be unable to borrow, and the lender would be able to accelerate payment of outstanding borrowings, under the Credit Facilities. Management believes, however, that should the Company require additional or replacement financing, the Company would be able to secure alternate sources of financing. The Company's ability to obtain such financing will be affected by such factors as its results of operations, financial condition and business prospects. There can be no assurances that the Company will be able to, or the terms on which it may be able to, obtain any such financing.

YEAR 2000

In fiscal 1997 the Company commenced, and during fiscal 1998 and fiscal 1999 has continued, a program to assess and address in a timely manner all its information systems, including customer service, production, distribution and financial systems to assure that they will properly record and recognize the year 2000 and beyond. A significant portion of the Company's year 2000 program has been implemented as part of its program to upgrade its information systems, which the Company had committed to do regardless of the year 2000 issue. In addition, the Company has assessed the impact of the year 2000 on non-information technology systems. The Company has spent approximately $850,000 on computer hardware, software and related support for this information systems upgrade program and expects to spend approximately $200,000 to complete its year 2000 compliance program. If it becomes necessary to dedicate additional financial and other resources to complete the Company's information systems upgrade program and to complete the conversion of non-information technology equipment for year 2000 compliance by the end of fiscal year 1999 (the Company's estimated year 2000 program completion date), or shortly thereafter, the Company intends to do so.

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

FORWARD-LOOKING STATEMENTS

In order to keep the Company's stockholders and investors informed of the Company's future plans, this Report contains (and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers contain) forward-looking statements concerning, among other things, the Company's future plans and objectives. The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders and potential investors to take advantage of the "safe harbor" provisions of that Act. The forward-looking statements contained in this report (and in other reports filed by the Company, and oral statements made by Management of the Company, from time to time) are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to, general economic and business conditions, including the regulatory environment applicable to the telecommunications industry; competition; potential technological changes, including the Company's ability to timely develop new products and adapt its existing products to technological changes; potential changes in customer spending and purchasing policies and practices, as well as the Company's ability to market its existing, recently developed and new products; the risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance; the Company's dependence on third parties for product components; the Company's ability to attract and retain technologically qualified personnel; the retention of the tax benefits provided by its Puerto Rico and Dominican Republic operations; the Company's ability to fulfill its growth strategies; the Company's ability to maintain compliance with its Credit Facilities; the availability of financing on satisfactory terms to support the Company's growth plans; weather and similar conditions (including the effects of hurricanes in the Caribbean where the Company's principal manufacturing facilities are located); the Company's ability to timely and successfully complete its year 2000 compliance program and its suppliers and customers to timely and successfully complete their year 2000 compliance programs in a manner compatible to the Company's systems: and other factors discussed elsewhere in this Report and in other Company reports hereafter filed with the Securities and Exchange Commission.


PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 26, 1999, holders of 550 shares of the Company's Series C Convertible Redeemable Preferred Stock converted such Preferred Stock into 297,622 shares of the Company's Common Stock. The Company believes that the exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"), is applicable to the issuance of such shares, as such issuance involved a security exchanged by the

Company with existing security holders exclusively, where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      --------

      27.      EDGAR financial data schedule.

(b)      Reports on Form 8-K
         --------------------

      The Company filed a Current Report on Form 8-K dated February 26, 1999 (date of earliest event reported) reporting under Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits. Subsequent to the end of the third fiscal 1999 quarter, the Company filed a Current Report on Form 8-K dated March 19, 1999 (date of earliest event reported) reporting under Item 5 - Other Events.


SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TII INDUSTRIES, INC.


Date: May  6, 1999                     /s/ Paul G. Sebetic
                                       -----------------------------------------
                                       Paul G. Sebetic
                                       Vice President-Finance and Chief
                                       Financial Officer