Form 10-K
period 1999-06-30
TII INDUSTRIES INC
filed 1999-09-21
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 25, 1999
Commission file number 1-8048

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant outstanding as of September 10, 1999 held by non-affiliates of the registrant was approximately $11.7 million. While such market value excludes the market value of shares which may be deemed beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

The number of shares of the Common Stock of the registrant outstanding as of September 10, 1999 was 8,832,898.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                           FORWARD-LOOKING STATEMENTS

In order to keep the Company's stockholders and investors informed of the Company's future plans, this Report contains (and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers) forward-looking statements concerning, among other things, the Company's future plans and objectives that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders and potential investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to, general economic and business conditions, including the regulatory environment applicable to the communications industry; weather and similar conditions (including the effects of hurricanes in the Caribbean where the Company's principal manufacturing facilities are located); competition (see "Competition"); potential technological changes (see "Research and Development"), including the Company's ability to timely develop new products and adapt its existing products to technological changes (see "Products" and "Research and Development"); potential changes in customer spending and purchasing policies and practices, as well as the Company's ability to market its existing, recently developed and new products (see "Marketing and Customers"); the risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance; dependence on third parties for its products and product components (see "Raw Materials" and "Manufacturing"); the Company's ability to attract and retain technologically qualified personnel (see "Employees"); the retention of the tax benefits provided by its Puerto Rico operations (see "Certain Tax Attributes" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Income Taxes"); the Company's ability to fulfill its growth strategies (see "Research and Development"); the availability of financing on satisfactory terms to support the Company's growth (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources"); the Company's ability to timely and successfully complete its year 2000 compliance program and its suppliers and customers to timely and successfully complete their year 2000 compliance programs in a manner compatible to the Company's systems; and other factors discussed elsewhere in this Report and in other Company reports hereafter filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

TII designs, manufactures and markets lightning and surge protection systems, network interface devices ("NIDs") and station electronics products for use in the communications industry. The Company sells its premier overvoltage surge protectors to United States telephone operating companies ("Telcos"), original equipment manufacturers ("OEMs"), cable TV ("CATV") providers and competitive access providers ("CAPs") of communications services. The Company believes that the superior performance of its products, coupled with responsive customer support, has fostered strong customer loyalty. This has lead to four of the five regional bell operating companies ("RBOCs") and many of the independent Telcos to specify one or more of the Company's overvoltage surge protectors for use at their subscriber station locations.

TII has been a leading supplier of overvoltage surge protectors to Telcos for over 25 years. The Company believes that its proprietary overvoltage surge protectors offer superior, cost-effective performance features and characteristics, including high reliability, long life cycles, ease of installation and optimum protection against adverse environmental conditions. Overvoltage surge protectors are mandated in the United States by the national electric code ("NEC") to be installed on subscriber telephone lines to prevent injury to users and damage to their equipment due to surges caused by lightning and other hazardous overvoltages. While similar requirements exist in most other developed countries, a significant portion of the world's communications networks remains unprotected from the effects of overvoltage surges.

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

As an integral part of the Company's broadband NID product line, the Company developed a high-performance patented coaxial overvoltage surge protector to safeguard coaxial cable lines. While providing overvoltage surge protection, the Company's in-line coaxial overvoltage surge protector is virtually transparent to the network, permitting high-bandwidth signals to be transmitted without adversely affecting the signal. The Company also markets its coaxial overvoltage surge protector to CATV providers of interactive services. Recent revisions to the NEC, that took effect in 1999, require overvoltage surge protection on all powered coaxial networks, which the Company believes will be the favored technology to deliver telephony over coaxial lines.

In order to focus on its core business, the Company sold its fiber optic product line ("TII-Ditel") in March 1999 for $5.3 million. Through TII-Ditel, Inc., the Company produced and sold a line of fiber optic products, including interconnect hardware components, cable assemblies, and a line of enclosures, primarily to the RBOCs, OEMs and long distance companies. Sales of fiber optic products represented approximately 6%, 8% and 6% of the Company's net sales during fiscal 1999, 1998 and 1997, respectively.

During fiscal 1999, the Company initiated a strategic operations re-alignment in an effort to enhance operating efficiencies and reduce costs. These objectives are expected to be achieved through outsourcing a significant portion of the Company's production, closing its Dominican Republic facility, workforce reductions and other cost-saving measures throughout the Company. As a result, during fiscal 1999, the Company recorded a charge of $6.0 million (see "Business
- Manufacturing", "Business - Employees" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

BUSINESS STRATEGY

The Company's strategies for increasing its participation in the rapidly growing worldwide communications industry is based upon focusing on: (i) comprehensive customer relationships tailored to customer specifications, needs, service and support; (ii) growing its core business by capitalizing on its reputation as a manufacturer of quality, high-performance products; (iii) outsourcing certain operations; (iv) establishing collaborative agreements with very select partners for product development; (v) introducing new and innovative products that are complementary to its current products and (vi) continuing its expansion into new markets, including coaxial cable surge protection, international and wireless markets, as well as AC power protection markets.

The Company believes its strategies provide it with several distinct competitive advantages, including significantly reduced capital investment requirements, inventory levels and overhead, enhanced market information and accelerated time-to-market of advanced technology protection products. In addition, close and constant customer contact allows the Company to maintain an updated customer database that, in a rapidly changing technological market, can be used to shape future product offerings and market applications. This approach, combined with the Company's history of constantly improving 'protection expertise', improved operations and effective collaboration allows the Company to bring protection solutions to its customers faster, more effectively and more competitively priced than its competitors.

         CORE COMPETENCIES FOCUS: During fiscal 1999, the Company conducted a strategic review of all operations and evaluated the advantages of utilizing in-house resources versus outsourcing. This evaluation has resulted in the outsourcing of a major portion of its assembly operations, plastic molding and metal fabrication, thereby eliminating the need for the Company's Dominican Republic facility and reducing its support requirements in Puerto Rico. In addition, the Company entered into an agreement with a public warehouse thereby eliminating the need for three separate Company warehouse locations.

         COLLABORATIONS: The Company has successfully developed cooperative working relationships with several of the world's most advanced communications, technology and manufacturing companies. Working with these companies, joint teams are formed to integrate their combined talents and technologies to foster and accelerate new product development, manufacturing and effective sales, marketing and distribution.

         COMPREHENSIVE CUSTOMER RELATIONSHIPS: The Company works closely with its customer base, including major Telcos and select distributors to the independent Telcos. The Company is presently negotiating agreements with partner companies to expand its protection solution systems into the consumer, commercial and industrial markets where the partners have significant and extensive customer relationships.

         CUSTOM TAILORED SURGE PROTECTION SOLUTIONS: The Company's reputation with customers is one of providing swift responses to needs with creative and effective protection solutions with products fully compliant with, and in most cases superior in performance to, the demanding specifications of Telco customers, Bellcore, Underwriters Laboratory and other testing facilities.

PRODUCTS

LIGHTNING AND SURGE PROTECTION PRODUCTS. The Company designs, manufactures and markets overvoltage surge protection systems for the worldwide communications industry for use on their subscribers' home or business telephone lines. Surge protectors: (i) protect the subscribers and their equipment; (ii) reduce the subscribers' loss of service; (iii) reduce the Telcos' loss of revenue due to subscriber outages; and (iv) reduce the Telco's costs to replace or repair damaged Telco-owned equipment. Overvoltage surge protectors differ in power capacity, application, configuration and price to meet varying needs.

In the United States, overvoltage surge protectors are required by the NEC to be installed on the subscriber's telephone lines. While similar requirements exist in most other developed countries, a significant portion of the world's communications networks remains unprotected from the effects of overvoltage surges.

         GAS TUBES: The Company's gas tubes represent the foundation upon which most of the Company's overvoltage surge protector products are based. The principal component of the Company's overvoltage surge protector is a proprietary two or three electrode gas tube. Overvoltage surge protection is provided when the voltage on a telephone line elevates to a level preset in the gas tube, at which time the gases in the tube instantly ionize, momentarily disconnecting the phone or other equipment from the circuit while safely conducting the hazardous surge to ground. When the voltage on the line drops to a safe level, the gases in the tube return to their normal state, returning the phone and other connected equipment to service. The Company's gas tubes are the standard of the industry and have been designed to withstand multiple high-energy overvoltage surges while continuing to operate over a long service life.

         MODULAR STATION PROTECTORS: One of the Company's most advanced overvoltage surge protectors, marketed under the trademark Totel Failsafe (R) ("TFS"), combines the Company's three electrode gas tube with a thermally operated failsafe mechanism. The three-electrode gas tube is designed to protect equipment from hazardous overvoltage surges and the failsafe mechanism is designed to insure that, under sustained overvoltage conditions, the protector will become permanently grounded. The Company combines this TFS protection element with a sealing gel making this modular surge protector virtually impervious to severe moisture or environmental contamination while providing advanced overvoltage surge protection.

         COAXIAL PROTECTORS: TII sells a patented coaxial cable transmission line surge protector, that is the first Bellcore approved in-line coaxial protection system. This gas tube coaxial surge protector is an in-line protector that provides superior overvoltage surge protection for the connected equipment while remaining virtually transparent to the signal on the network. This permits high-bandwidth signals to be transmitted without adversely affecting the signal. The coaxial overvoltage surge protector is marketed to Telcos, CATV providers and to the rapidly expanding wireless communications market, including cellular, microwave, satellite and digital personal communications systems.

         SOLID STATE AND HYBRID OVERVOLTAGE SURGE PROTECTORS: Using solid state components, the Company has developed a line of solid state overvoltage surge protectors. While solid state overvoltage surge protectors are faster than gas tube overvoltage surge protectors at reacting to surges, a feature that some Telcos believe important in protecting certain of their sensitive equipment, they have lower energy handling capability than gas tubes. When an overvoltage surge exceeds the energy handling capacity of the solid state protector, it fails in a shorted mode causing the telephone to cease operating. Therefore, the Company principally targets customers for its solid state surge protectors in regions where there is a low incidence of lightning, the source of the highest voltage surges on a communications line. As communications equipment becomes more complex, a protector's reaction speed to a surge may be perceived to be more critical than its energy handling capabilities. In response, the Company is also combining solid state protectors with the Company's gas tubes in hybrid overvoltage surge protectors. While generally more expensive and complex than gas tube surge protectors, the hybrid surge protector can provide the speed of solid state protectors with the energy handling capability of a gas tube surge protector.

         AC POWERLINE PROTECTORS: TII's powerline surge protectors utilize the Company's gas tubes and solid state surge protection technology and are principally used by Telcos at their central office locations. These devices protect the connected communication equipment against damage or destruction caused when overvoltage surges enter equipment through the powerline.

Overvoltage surge protectors sold separately from NIDs accounted for approximately 49%, 55% and 65% of the Company's net sales during the Company's fiscal years 1999, 1998 and 1997, respectively.

NETWORK INTERFACE DEVICES. The Company designs, molds, assembles and markets various NIDs, which house the FCC mandated demarcation point between Telco-owned and subscriber-owned property. The Company's NIDs typically also enclose its overvoltage surge protectors and various station electronic products, which among other things, allow Telcos to remotely test the integrity of their lines, thereby minimizing costly maintenance dispatches.

To address the demand for voice, high-speed data and interactive video services, Telcos and other communications providers are expanding and upgrading their networks to accommodate the higher bandwidth necessary to transmit these services. In response, TII has developed a line of patented broadband NIDs designed to enclose the Telcos' technology of choice needed to accommodate higher bandwidth signals, whether traditional twisted pair lines, high-bandwidth coaxial cable or fiber optic lines. The Company's broadband NID product line is modular in design and thus facilitates expansion to accommodate additional access lines subscribers may request in the future. For use in various markets, the NID product line currently consists of enclosures, which will accommodate from one to twenty-five access lines. Designed with future technologies in mind, the Company's broadband NIDs also accommodates TII's patented coaxial overvoltage surge protector, as well as fiber optic lines.

NID sales represented approximately 39%, 30% and 23% of the Company's net sales during fiscal 1999, 1998 and 1997, respectively.

STATION ELECTRONICS AND OTHER PRODUCTS. The Company also designs, manufactures and markets station electronic products that are designed to be installed with an overvoltage surge protector, typically within a NID. The Company's station electronics products include maintenance termination units designed to interface with the Telco's central office test equipment, offering the Telco remote testing capabilities. With this product installed at the subscriber's home or business, a Telco can determine whether a defect or fault is in Telco-owned or subscriber-owned equipment before dispatching a costly maintenance vehicle. The Company also designs, manufactures and markets other products, including plastic housings, wire terminals, enclosures, cabinets and various hardware products principally for use by Telcos.

Station electronics and other products sold separately from NIDs accounted for approximately 6%, 7% and 6% of the Company's net sales in fiscal 1999, 1998 and 1997, respectively.

RESEARCH AND DEVELOPMENT

As the communications and electronics industries continue their dramatic growth, coupled with TII's surge protection solution expertise, new product opportunities arise in the Company's core communication market and in the consumer, commercial, industrial, international and AC power-line surge protection markets. Currently, the Company's research and development ("R&D") and related marketing efforts are focused on several major projects including:

         [ ] Expanding and enhancing the broadband NID product line to address anticipated future requirements of Telcos and other communication service providers.

         [ ] Further developing coaxial cable overvoltage surge protectors for Telcos, CATV providers and wireless broadband communications markets, including digital satellite television market, wireless, paging, cellular and PCS networks.

         [ ] Designing custom overvoltage surge protectors for OEMs for installation throughout Telco and other communications networks.

         [ ] Designing gas tube, solid state and hybrid overvoltage surge protectors and circuits for the varying specifications of the worldwide communications and power-line markets.


The Company's R&D department currently consists of 33 persons skilled and experienced in various technical disciplines, including physics, electrical and mechanical engineering, with specialization in such fields as electronics, metallurgy and plastics. The Company utilizes advanced computer aided design equipment networked with collaborative partners and directly linked to stereo lithographic modeling capability to accelerate time-to-market.

The Company's R&D expense was $3.3 million during both fiscal 1999 and 1998 and $3.1 million during 1997. All of such R&D was Company sponsored.

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

The Company sells to Telcos primarily through its direct sales force and a network of distributors. TII also sells to long distance carriers, CATV providers and OEMs, including other NID suppliers, which incorporate the Company's overvoltage surge protectors into their products for resale to Telcos.

The following customers accounted for more than 10% of the Company's consolidated revenues during one or more of the years presented below:

                                                              Year Ended
                                           ----------------------------------------------
                                             June 25,         June 26,        June 27,
                                               1999             1998            1997
                                           -------------   --------------   -------------
 Bell Atlantic Corporation                      31%              24%             18%
 Raychem Corporation                            15%               9%              5%
 Siecor Corporation(1)                           9%              14%             20%
 Keptel, Inc.(1)                                 6%               6%             11%
 GTE Communication Systems Corporation           5%              12%              5%

(1) Siecor Corporation and Keptel, Inc. are OEMs that supply NIDs to RBOCs and are required by certain RBOCs to purchase TII overvoltage surge protectors for inclusion within their NIDs.

Purchases of the Company's products are generally based on individual customer purchase orders for delivery within thirty days under general supply contracts. The Company, therefore, has no material firm backlog of orders.

The Company's international sales equaled approximately $967,000 in fiscal 1999 (2% of net sales), $2.6 million in fiscal 1998 (5% of net sales), and $1.3 million in fiscal 1997 (3% of net sales). International sales have been made primarily to countries in the Caribbean, South and Central America, Canada and Western Europe. The Company requires foreign sales to be paid for in U.S. currency, and generally requires such payments to be made in advance, by letter of credit or by U.S. affiliates of the customer. International sales are affected by such factors as exchange rates, changes in protective tariffs and foreign government import controls. The Company believes international markets offer substantial opportunities. While the Company intends to devote additional sales and marketing efforts toward increasing its international sales, there can be no assurance that these efforts will be effective or that the Company will achieve significant international sales.

MANUFACTURING

The Company has been producing its overvoltage surge protectors, NIDs and station electronics at its facilities in Puerto Rico and the Dominican Republic. As a result of the Company's strategic operations review, in an effort to enhance operating efficiencies and reduce costs, the Company determined to outsource the manufacture of a significant portion of its production. The Company has retained a United States company operating in China to manufacture TII products, other than the gas tubes which are being manufactured in Puerto Rico. This decision to outsource some production to the Far East will enable the Company to consolidate its Dominican Republic operations into its Puerto Rico facilities and is expected to accelerate the improvement of the Company's margins, while maintaining TII's superior product quality.

RAW MATERIALS


The primary components of the Company's gas tubes, overvoltage surge protectors, NIDs and other products are stamped, drawn and formed parts made out of a variety of commonly available metals, ceramics and plastics. The manufacture of the Company's overvoltage surge protectors and station electronic products use commonly available solid state components, printed circuit boards and standard electrical components, such as resistors, diodes and capacitors. While the Company has no orders with suppliers of the components utilized in the manufacture of its products with delivery scheduled later than a year from now, the Company believes that the raw materials used will continue to be available in sufficient supply at competitive prices. As the outsourcing of production increases in the future under the Company's operations re-alignment, the Company's dependency on its contract manufacturer will increase.


COMPETITION

The Company faces significant competition across all of its product lines. In the overvoltage surge (station) protector market, the Company competes principally with Siecor Corporation and AMP Incorporated, a subsidiary of Tyco International, Inc. In the NID and station electronic markets, the Company's principal competitors are Siecor Corporation and Keptel, Inc., a subsidiary of Antec Corporation (see "Marketing and Sales").

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

Principal competitive factors include price, technology, delivery, quality and reliability. Most of the Company's competitors have substantially greater financial, sales, manufacturing and product development resources than the Company. The Company believes that its sales, marketing and R&D departments, its high quality, cost effective products and its overvoltage surge protection technology enable it to maintain its competitive position.

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

The Company has entered into a license agreement with Citel S.A. pursuant to which the Company is the sole licensee of a patent for a coaxial overvoltage surge protector. This license supplements the Company's use of its own coaxial surge protector patent. Pursuant to this agreement the Company paid a one-time payment and will remit a royalty based on net revenues, subject to minimum annual payments. The term of the licensing agreement continues until the expiration of the patent under the license in 2004 and may be terminated earlier according to the provisions therein. TII and Totel Failsafe are registered trademarks of the Company.


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

CERTAIN TAX ATTRIBUTES

The Company is incorporated in Delaware with its principal operations office located in the Commonwealth of Puerto Rico. The Company has elected the application of Section 936 of the U.S. Internal Revenue Code ("Code") for its Puerto Rico operations, and presently intends to continue to operate in a fashion that will enable it to qualify for the Section 936 election. The calculation of the amount of allowable credits under Section 936 is based upon qualified wages paid for services performed in Puerto Rico, fringe benefits, depreciation deductions and taxes in Puerto Rico. Based on fiscal 1999 levels of qualified wages, fringe benefits, depreciation and taxes in Puerto Rico, the Company's economic activity based credit limitation is approximately $2,956,000 per annum. This amount is likely to decrease in the future as the Company completes its operations re-alignment and reduces expenditures for wages, fringe benefits, depreciation and taxes in Puerto Rico. Although the Section 936 credit has been repealed, the Company continues to be eligible to claim a Section 936 credit until the year ended June 2006 under a special grandfather rule. Puerto Rico income eligible for the Section 936 credit in any tax year beginning after December 31, 2001 and before January 1, 2006 is subject to an additional limitation calculated for the Company to be $4,520,000 of taxable income. The Company's Section 936 credit for each year during the grandfather period would continue to be subject to the economic activity limitation as discussed above. Based on the Company's current level of Puerto Rico income and business plans, the Company believes that it will be eligible to claim a Section 936 credit under the grandfather rule discussed above.

Due to its election to operate under Section 936 of the Internal Revenue Code and the availability of certain net operating loss carryforwards and exemptions from income taxes in Puerto Rico and in the Dominican Republic, the Company has not been required to pay United States federal, Puerto Rico or Dominican Republic taxes on most of its income during fiscal years 1999, 1998 and 1997. See Note 4 to Notes to Consolidated Financial Statements.

EMPLOYEES

On September 10, 1999, the Company had approximately 967 full-time employees, of whom 876 were engaged in manufacturing, 42 in engineering and new product development and 49 in executive, sales and administrative positions. Of these employees, approximately 222 are employed at the Company's Puerto Rico facilities and approximately 691 are employed at its Dominican Republic facilities. In connection with the Company's operations re-alignment begun during fiscal 1999, the Company intends to close its Dominican Republic facility and outsource manufacturing to a United States company operating in China. This is expected to result in the elimination of the Company's work force in the Dominican Republic. The Company expects that its workforce will be approximately 250 at the end of fiscal 2000.

The Company has not experienced any work stoppage as a result of labor difficulties and believes it has satisfactory employee relations. The Company is not a party to any collective bargaining agreements.

ITEM 2.  PROPERTIES

The Company manufactures in its facilities in Puerto Rico and the Dominican Republic. The Company's facility in Puerto Rico is in Toa Alta, approximately 20 miles southwest of San Juan, in a single story building which, together with several smaller buildings, contain an aggregate of approximately 43,000 square feet of space. These facilities also contain certain of the Company's warehousing facilities and certain of its administrative, research and development, quality assurance, sales and executive offices. These buildings are leased under an agreement which expires in April 2006.

The Company also leases a building consisting of approximately 73,000 square feet, in San Pedro De Macoris, Dominican Republic under a lease which expires in April 2000. This facility will be closed at the end of this current lease.

In addition, the Company occupies a single story building and a portion of another building, consisting of an aggregate of approximately 14,000 square feet in Copiague, New York under leases, which expire in July 2000. These facilities house the Company's principal research and development activities and certain of its marketing, administrative and executive offices.

The Company believes that its facilities and equipment are well maintained and adequate to meet its current requirements.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq National Market under the symbol "TIII". The following table sets forth, for each quarter during fiscal 1999 and fiscal 1998, the high and low sales prices of the Company's Common Stock.


Fiscal 1999                                               High        Low
                                                          ----        ---

         First Quarter Ended September 25, 1998          8 1/4        1 15/16
         Second Quarter Ended December 25, 1998          2 5/8        1 3/8
         Third Quarter Ended March 26, 1999              2 23/32      1 9/16
         Fourth Quarter Ended June 25, 1999              2 7/16       1 1/2

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


As of September 10, 1999, the Company had approximately 550 holders of record of its Common Stock.

To date, the Company has paid no cash dividends. For the foreseeable future, the Company intends to retain all earnings generated from operations for use in the Company's business. Additionally, the Company's borrowing arrangements prohibit the payment of dividends until such indebtedness has been repaid in full.

ITEM 6.  SELECTED FINANCIAL DATA

The following Selected Financial Data has been derived from the Company's consolidated financial statements for the five years in the period ended June 25, 1999 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the related notes thereto, included elsewhere in this
Report:

                             SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

                                                June 25,        June 26,        June 27,       June 28,        June 30,
                                                 1999(a)         1998(a)          1997           1996            1995
                                             --------------- --------------- --------------   -------------   -------------
STATEMENTS OF OPERATIONS DATA
-------------------------------------------
Net sales                                        $49,284         $50,548         $50,675        $44,513         $43,830
Operating (loss) income                          ($9,211)        ($4,542)          ($892)        $3,856          $3,602
Net (loss) income applicable
  to common stockholders                         ($6,402)        ($5,142)          ($856)        $3,737          $2,942
Net (loss) income per share - diluted             ($0.79)         ($0.68)         ($0.12)         $0.47           $0.52

BALANCE SHEET DATA
-------------------------------------------
Working capital                                   $16,488        $15,994         $19,655        $23,801         $15,947
Total assets                                      $41,230        $47,564         $42,823        $42,823         $34,414
Debt and capital leases                            $3,077         $5,729          $2,841         $2,739          $2,767
Redeemable preferred stock                         $2,850         $4,738               -              -               -
Stockholders' investment                          $24,893        $28,973         $33,011        $33,862         $25,183


(a) See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of several non-recurring factors that affected the Company's results of operations in fiscal 1999 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Selected Financial Data and the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

OVERVIEW

TII designs, manufactures and markets overvoltage surge protectors, network interface devices ("NIDs") and station electronics for use in the communications industry. The Company has been a leading supplier of overvoltage surge protectors to U.S. telephone operating companies ("Telcos") for over 25 years.

The Company's results of operations were affected by several non-recurring factors in fiscal 1999 and 1998.

To meet its customers' needs, the Company introduced a line of broadband NIDs with features and functionality that the Company believes were instrumental in its winning two major contracts in July and September of 1997 with an RBOC and an independent Telco, respectively, each of which was a pre-existing unaffiliated customer. For strategic purposes, the Company accepted orders under one of these contracts that it believed it could fulfill under an aggressive delivery time schedule that mandated it to seek to accelerate production.

Beginning in the fourth quarter of fiscal 1997 and continuing through fiscal 1998, the Company incurred additional manufacturing expenses in gearing up toward the accelerated production of its new broadband NID product line, compounded, in the second quarter of fiscal 1998, by production disruptions as the Company sought to meet a customer's requested delivery schedules. These additional manufacturing costs included the hiring of temporary personnel during the initial phases of production, the temporary outsourcing of certain production processes, initial purchases of materials in smaller than usual quantities for which volume discounts were not available, lower initial manufacturing yields and additional freight and other expediting costs. Additionally, results were also adversely affected by continuing expenditures relating to the Company's movement of certain production processes to the Company's facility in the Dominican Republic. The disruptions were primarily caused by the failure of certain vendors to meet the Company's delivery requirements for required molds and inventory components, production breakdowns which produced significant delays and yield losses during the initial production process and delays in completing the training of permanent employees for both the Company's Puerto Rico and Dominican Republic facilities, as well as the hiring of temporary manufacturing employees at its Puerto Rico facilities to meet the accelerated production schedule. While the Company resolved most of the production disruption issues toward the end of the second quarter, during the third and fourth quarters of fiscal 1998 the Company continued to experience certain yield losses, costs associated with outsourcing the production of certain injection molded parts and added costs to air freight products to meet customer delivery requirements.

On September 21 and 22, 1998, the Company's principal operating facilities in Toa Alta, Puerto Rico and San Pedro De Macoris, Dominican Republic, respectively, sustained significant inventory, equipment and facility damages as a result of Hurricane Georges. In addition, as a result of the storm, the Company experienced production stoppages during the beginning of the second quarter of fiscal 1999 and periods of less than full production continuing into the fiscal 1999 third quarter. Both facilities became fully operational during the third fiscal quarter. Damaged inventory, business interruption losses, fees payable to the Company's insurance advisors, losses to plant and equipment and other expenses incurred totaled $17.9 million. The Company received insurance payments of $19.3 million with respect to the losses sustained, including lost profits. Accordingly, insurance proceeds net of hurricane losses and expenses resulted in a gain of $1.4 million in fiscal 1999.

In order to focus on its core business, the Company sold substantially all of the assets of its fiber optic subsidiary, TII-Ditel, Inc., in March 1999 for $5.3 million. The resulting gain of $2.2 million is included in other income in fiscal 1999. Sales of TII-Ditel, Inc. represented approximately 6%, 8% and 6% of the Company's consolidated sales for fiscal years 1999, 1998 and 1997, respectively.

During fiscal 1999, the Company initiated a strategic operations re-alignment in an effort to enhance operating efficiencies and reduce costs. These results are expected to be achieved through outsourcing a significant portion of the Company's production, closing the Company's Dominican Republic facility, workforce reductions and other cost-saving measures throughout the Company. Under this plan, the Company expects to reduce its workforce from approximately 1,165 employees as of April 1999 to approximately 250 by the end of fiscal 2000, including reductions resulting from the completion of the sale of non-core businesses. As a result, the Company recorded a charge to earnings of $6.0 million in fiscal 1999 comprised of $1.0 million for severance and employee termination benefits, $700,000 for plant closure costs and $4.3 million to reduce the carrying value of leasehold improvements, plant and equipment to be abandoned or sold to their estimated net realizable value.

FISCAL YEARS ENDED JUNE 25, 1999, JUNE 26, 1998 AND JUNE 27, 1997

Net sales for fiscal 1999 decreased by $1.3 million or 2.5% to $49.3 million from $50.5 million in fiscal 1998. The decline resulted primarily from a decrease in product shipped due to the Company's production disruptions caused by Hurricane Georges. Sales of the Company's fiber optic product line decreased by $739,000 as the Company sold this product line on March 1, 1999. These declines were partially offset by an increase in sales of the Company's NID product line. Net sales for fiscal 1998 decreased by $127,000 or .3% to $50.5 million from $50.7 million in fiscal 1997. The decline resulted primarily from a decrease in product shipped due to the Company's production disruptions in gearing up toward the accelerated production of broadband NIDs, partially offset by an increase in sales of its fiber optic product line.

Gross profit in fiscal 1999 was $8.5 million, or 17.3% of sales, versus $7.0 million, or 13.9% of sales, in fiscal 1998. Gross profit margins improved as a result of the Company's effort to reduce production costs and because comparability was effected by the abnormally low gross profit margins in the second quarter of fiscal 1998 due to production disruptions experienced in that year. Gross profit in fiscal 1998 was $7.0 million, or 13.9% of sales, versus $9.3 million, or 18.3% of sales, in fiscal 1997. This decline related to the increased production costs incurred by the Company while producing new NID products under sales contracts won in fiscal 1997.

Selling, general and administrative expenses for fiscal 1999 increased $134,000 or 1.6% to $8.4 million from $8.3 million in fiscal 1998 due to increased personnel, promotion and other expenses associated with the Company's efforts to promote new products, including its coaxial cable surge protector product line. In fiscal 1998 selling, general and administrative expenses increased $1.2 million or 17.4% to $8.3 million from $7.1 million in fiscal 1997. The increase resulted primarily from legal, accounting and other expenses incurred in connection with a withdrawn public offering of the Company's Common

Stock in the second quarter of fiscal 1998 and additional personnel and promotion costs associated with the Company's efforts to obtain and fulfill new sales contracts.

Research and development expenses for fiscal 1999 increased by $48,000 or 1.5% to $3.3 million. Research and development expenses for fiscal 1998 increased by $211,000 or 6.8% to $3.3 million from $3.1 million in fiscal 1997. The increases related primarily to a greater number of personnel, and to higher prototype and testing costs associated with product development for expansion of the Company's product lines, including its broadband surge protectors.

Interest expense in fiscal 1999 increased $147,000 to $387,000 due to increased borrowings under the Company's credit facilities while the Company was awaiting receipt of insurance proceeds from claims resulting from Hurricane Georges. With the receipt of these insurance proceeds, interest expense is expected to be lower in fiscal 2000. In fiscal 1998, interest expense declined $47,000 to $240,000 from $287,000 in fiscal 1997 as a result of lower average loan balances.

Interest income in fiscal 1999 decreased $64,000 to $58,000 from $122,000 in fiscal 1998 and by $192,000 from $314,000 in fiscal 1997. The decline in both years was due to decreased averaged cash and marketable securities balances held by the Company during those respective years. Interest income is expected to increase in the future as the Company has higher cash balances after the receipt of the insurance proceeds received due to Hurricane Georges.

Other income (expenses) for fiscal 1999 includes a $2.2 million gain on the sale of the Company's fiber optic product line.

The Company accrued a tax provision for fiscal 1997 for the settlement of an audit performed by the Internal Revenue Service, resulting in a net provision of $63,000 for the year.

INCOME TAXES

The Company is incorporated in Delaware with its principal operations office located in the Commonwealth of Puerto Rico. The Company has elected the application of Section 936 of the U.S. Internal Revenue Code ("Code") for its Puerto Rico operations, and presently intends to continue to operate in a fashion that will enable it to qualify for the Section 936 election. The calculation of the amount of allowable credits under Section 936 is based upon qualified wages paid for services performed in Puerto Rico, fringe benefits, depreciation deductions and taxes in Puerto Rico. Based on fiscal 1999 levels of qualified wages, fringe benefits, depreciation and taxes in Puerto Rico, the Company's economic activity based credit limitation is approximately $2,956,000 per annum. This amount is likely to decrease in the future as the Company completes its operations re-alignment and reduces expenditures for wages, fringe benefits, depreciation and taxes in Puerto Rico. Although the Section 936 credit has been repealed, the Company continues to be eligible to claim a Section 936 credit until the year ended June 2006 under a special grandfather rule. Puerto Rico income eligible for the Section 936 credit in any tax year beginning after December 31, 2001 and before January 1, 2006 is subject to an additional limitation calculated for the Company to be $4,520,000 of taxable income. The Company's Section 936 credit for each year during the grandfather period would continue to be subject to the economic activity limitation as discussed above. Based on the Company's current level of Puerto Rico income and business plans, the Company believes that it will be eligible to claim a Section 936 credit under the grandfather rule discussed above.

Due to its election to operate under Section 936 of the Internal Revenue Code and the availability of certain net operating loss carryforwards and exemptions from income taxes in Puerto Rico and in the Dominican Republic, the Company has not been required to pay United States federal, Puerto Rico or Dominican Republic taxes on most of its income during fiscal years 1999, 1998 and 1997. See Note 4 to Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents balance increased to $8.7 million at the end of fiscal 1999 from $377,000 at the end of fiscal 1998. Working capital increased to $16.5 million at the end of fiscal 1999 from $16.0 million at the end of fiscal 1998. During fiscal 1999, $3.1 million of cash was used in operations. The Company's net loss of $6.1 million included non-cash charges of $6.0 million for restructuring reserves, and $2.4 million for depreciation and amortization. This was offset by a $2.2 million gain from the sale of subsidiary assets and a $1.4 million gain from insurance proceeds net of hurricane loss. Additionally, inventory used $5.1 million, slightly offset by a decrease in accounts receivable which provided $1.7 million.

During fiscal 1999, cash of $13.9 million was provided by investing activities, which consisted of $11.2 million of net insurance proceeds for losses from hurricane Georges and $4.5 million from the sale of subsidiary assets, partially offset by capital expenditures of $1.8 million. Financing activities used $2.5 million, including a net repayment of debt and obligations under capital leases of $2.7 million.

The Company has no commitments for capital expenditures, but expects to purchase new equipment and incur leasehold improvements in the normal course of business, subject to the maximum amounts permitted under its revolving credit facility. Additionally, the Company expects to increase its inventory oods during its operations re-alignment which will use approximately $2 - $4 million of cash during the next fiscal year.

The Company has a credit facility with BNY Financial Corporation, an affiliate of The Bank of New York, in an aggregate principal amount of $7.7 million consisting of a $6.0 million revolving credit facility and a $1.7 million term loan. The revolving credit facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain reserves. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is April 30, 2003, while the term loan is to be repaid through March 31, 2003, subject to mandatory repayments from disposition proceeds and insurance proceeds in certain circumstances.


Due to the non-recurring charge associated with the operations re-alignment, the Company would not have been in compliance with the tangible net worth convenant contained within the credit facility with BNY Financial Corporation. However, the Company amended this facility on July 22, 1999 to adjust the tangible net worth convenant to $21.0 million. The Company is in compliance with the amended terms of the credit facility with BNY Financial Corporation.

Funds anticipated to be generated from operations, together with available cash and borrowings under the credit facility, are considered to be adequate to finance the Company's operational and capital needs for the foreseeable future.

IMPACT OF INFLATION

The Company does not believe its business is affected by inflation to a greater extent than the general economy. The Company monitors the impact of inflation and attempts to adjust prices where market conditions permit. Inflation has not had a significant effect on the Company's operations during any of the reported periods.

YEAR 2000

TII has been implementing a program, the objective of which is to ensure that the Company is not adversely affected by "Date Discontinuity" problems in computers, software and embedded processors during the transition from 1999 to 2000 and as a result of 2000 being a leap year. Date discontinuity occurs when time as expressed by a system or its software does not move forward successfully in line with true time. The most commonly known manifestation of this occurs in systems that recognize years as two digits and, when moving from `99' to `00', recognize `00' as 1900 or fail altogether.

     PROJECT SCOPE: The project covers Information Technology (IT) systems, embedded processors, supply chain and business continuity. IT systems include central and network hardware, business systems and desktop hardware and software. TII has minimal firm created software, the majority being industry standard packages, customized only where necessary. Embedded processors include, for example, plant instruments, laboratory equipment, control systems, data acquisition systems, vehicles and telecommunications. Supply chain considerations include liaison with suppliers and customers about our respective states of readiness for the Year 2000. Business continuity will consider all areas of the business and put in place contingency plans to mitigate the consequences arising from key risks identified. The project covers all TII sites.

     PROGRAM: Work was divided into the following key stages: (1) inventory of hardware, software and embedded systems (2) analysis of compliance (3) defining and planning of solutions (4) implementation and testing of solutions (5) confirmation of major suppliers' and customers' state of readiness (6) contingency planning. Steps 1, 2 and 3 are complete. Step 4 is substantially complete, with the Company's enterprise wide manufacturing and accounting system, operating systems, servers and the majority of personal computers brought into year 2000 compliance. Some testing and additional remediation programs are in progress and are expected to be completed by the end of October 1999. Further testing will continue throughout the remaining 3 months of 1999. In Step 5, all current suppliers of goods and services have been approached and replies have been received from most suppliers. Key suppliers are the subject of more detailed scrutiny to monitor the progress of their program. Liaison with key customers is virtually completed. The risk analysis relevant to the business which feeds into the contingency plan (Step 6) covers internal processes, resource requirements and supply chain issues. This program is progressing. TII expects to be in full Year 2000 readiness for critical systems by the end of the October 1999 and will continue to monitor all areas through January 2000 and beyond.

     COSTS: The estimated total cost of achieving Year 2000 compliance is approximately $1,050,000. This figure is subject to ongoing review and, throughout the project life cycle, the business benefit of each remediation is reviewed, which may vary the amount the Company is required to spend. Approximately $925,000 has been spent to date.

     RISKS: The most reasonably likely worst case scenario is an event that would disrupt the Company's procurement process and impact production and product delivery to customers. The Company plans to build up inventory levels and request key suppliers to do the same. In addition the Company is working with its suppliers to minimize the possibility of such an event occurring and, through its contingency planning, to mitigate the consequences. However, if the Company or its suppliers, distributors or others with whom it conducts business are unable to identify and address the system issues related to the year 2000 risk on a timely basis, there could be a material adverse effect on the Company's results of operations, liquidity and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risks, including changes in U.S. dollar interest rates. The interest payable under the Company's credit agreement is principally between 250 and 275 basis points above the London Interbank Offered Rate ("LIBOR") and therefore affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to the consolidated operating results of the Company.

The Company requires foreign sales to be paid for in U.S. currency, and generally requires such payments to be made in advance, by letter of credit or by U.S. affiliates of the customer.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TII Industries, Inc.:

We have audited the accompanying consolidated balance sheets of TII Industries, Inc. and subsidiaries as of June 25, 1999 and June 26, 1998, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended June 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TII Industries, Inc. and subsidiaries as of June 25, 1999 and June 26, 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 25, 1999, in conformity with generally accepted accounting principles.


Arthur Andersen LLP




San Juan, Puerto Rico
September 15, 1999.

Stamp No. 1596954 of the
Puerto Rico Society of
Certified Public Accountants
has been affixed to the
original copy of this report.


                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      AS OF JUNE 25, 1999 AND JUNE 26, 1998
                             (Dollars in thousands)


                                                                                     June 25,          June 26,
                                                                                       1999              1998
                                                                                  ---------------   ---------------
                                     ASSETS

Current Assets
     Cash and cash equivalents                                                           $ 8,650             $ 377
     Accounts receivable, net                                                              5,589             8,110
     Inventories                                                                          13,151            18,619
     Other                                                                                   182               375
                                                                                  ---------------   ---------------
                Total current assets                                                      27,572            27,481
                                                                                  ---------------   ---------------

Property, plant and equipment, net                                                        12,030            18,032

Other                                                                                      1,628             2,051
                                                                                  ---------------   ---------------

                TOTAL ASSETS                                                            $ 41,230          $ 47,564
                                                                                  ===============   ===============

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities
     Current portion of long-term debt and obligations under capital leases                $ 674           $ 3,363
     Accounts payable                                                                      6,628             6,528
     Accrued liabilities                                                                   2,073             1,596
     Accrued restructuring expenses                                                        1,709                 -
                                                                                  ---------------   ---------------
                Total  current liabilities                                                11,084            11,487
                                                                                  ---------------   ---------------

Long-Term Debt and Obligations Under Capital Leases                                        2,403             2,366
                                                                                  ---------------   ---------------

Series C Convertible Redeemable Preferred Stock, 2,850 shares issued at
     June 25, 1999 and 5,000 shares issued at June 26, 1998, respectively;
     liquidation preference of $1,150 per share                                            2,850             4,738
                                                                                  ---------------   ---------------
Commitments and Contingencies (Note 8)
Stockholders' Investment
     Preferred Stock, par value $1.00 per share; 1,000,000 authorized;
         Series C Convertible Redeemable, 2,850 shares issued at June 25, 1999
           and 5,000 shares issued at June 26, 1998                                            -                 -
         Series D Junior Participating, no shares issued (Note 6)                              -                 -
     Common Stock, par value $.01 per share; 30,000,000 shares authorized;
         8,850,535 and 7,631,801 shares issued at June 25, 1999 and
         June 26, 1998, respectively (Note 5)                                                 89                76
     Warrants outstanding                                                                     20               159
     Capital in excess of par value                                                       32,610            30,162
     Accumulated deficit                                                                  (7,545)           (1,143)
                                                                                  ---------------   ---------------
                                                                                          25,174            29,254
     Less - Treasury stock, at cost; 17,637 common shares                                   (281)             (281)
                                                                                  ---------------   ---------------
                Total stockholders' investment                                            24,893            28,973
                                                                                  ---------------   ---------------

            TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                              $ 41,230          $ 47,564
                                                                                  ===============   ===============



                 See notes to consolidated financial statements


                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE YEARS IN THE PERIOD ENDED JUNE 25, 1999
                 (Dollars in thousands, except per share data)

                                                                              Fiscal Year Ended
                                                            ------------------------------------------------------
                                                                 June               June               June
                                                               25, 1999           26, 1998           27, 1997
                                                            ----------------   ----------------   ----------------

Net sales                                                          $ 49,284           $ 50,548           $ 50,675
Cost of sales                                                        40,737             43,504             41,421
                                                            ----------------   ----------------   ----------------

         Gross profit                                                 8,547              7,044              9,254
                                                            ----------------   ----------------   ----------------

Operating expenses
     Selling, general and administrative                              8,424              8,290              7,061
     Research and development                                         3,344              3,296              3,085
     Costs to close facility                                          5,990                  -                  -
                                                            ----------------   ----------------   ----------------
         Total operating expenses                                    17,758             11,586             10,146
                                                            ----------------   ----------------   ----------------

         Operating loss                                              (9,211)            (4,542)              (892)

Insurance proceeds, net of hurricane loss                             1,408                  -                  -
Interest expense                                                       (387)              (240)              (287)
Interest income                                                          58                122                314
Other income (expense)                                                1,992                (44)                72
                                                            ----------------   ----------------   ----------------

         Loss before provision for income taxes                      (6,140)            (4,704)              (793)

Provision for income taxes                                                -                  -                 63
                                                            ----------------   ----------------   ----------------

         Net loss                                                    (6,140)            (4,704)              (856)

Preferred stock embedded dividend                                      (262)              (438)                 -
                                                            ----------------   ----------------   ----------------

Net loss applicable to common stockholders                         $ (6,402)          $ (5,142)            $ (856)
                                                            ================   ================   ================

Basic and diluted net loss per share                                 ($0.79)            ($0.68)            ($0.12)
                                                            ================   ================   ================

Basic and diluted weighted average shares outstanding                 8,100              7,572              7,430
                                                            ================   ================   ================


                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
              FOR THE THREE YEARS IN THE PERIOD ENDED JUNE 25, 1999
                             (Dollars in thousands)

                                                                                                       Valuation
                                                                                                       Adjustment
                                                                                                       to record
                                                                                                       Marketable
                                                                      Capital                          Securities
                                                                     in excess                       available for
                                       Common        Warrants         of par         Accumulated        sale at        Treasury
                                        Stock       Outstanding        value           Deficit         fair value       Stock
                                     ------------ ---------------- --------------  ----------------  ---------------  -----------

BALANCE, June 28, 1996                      $ 75            $7120       $ 29,046           $ 4,855             $ 47       $ (281)
Exercise of stock options                      -                -              6                 -                -            -
Warrants issued for financial
   advisory services                           -               39              -                 -                -            -
Unrealized loss on marketable
   securities available for sale               -                -              -                 -              (40)           -
Net loss for the year                          -                -              -              (856)               -            -
                                     ------------ ---------------- --------------  ----------------  ---------------  -----------

BALANCE, June 27, 1997                        75              159         29,052             3,999                7         (281)
Exercise of stock options                      1                -            860                 -                -            -
Issuance of Series C Preferred
   Stock (Note 6)                              -                -            250                 -                -            -
Embedded dividend on Series
   C Preferred Stock                           -                -              -              (438)               -            -
Unrealized loss on marketable
   securities available for sale               -                -              -                 -               (7)           -
Net loss for the year                          -                -              -            (4,704)               -            -
                                     ------------ ---------------- --------------  ----------------  ---------------  -----------

BALANCE, June 26, 1998                        76              159         30,162            (1,143)               -         (281)
Exercise of stock options                      1                -            109                 -                -            -
Exercise of warrants                           -              (19)            81                 -                -            -
Conversion of Series C
   Preferred Stock                            12                -          2,138                 -                -            -
Expiration of warrants                         -             (120)           120                 -                -            -
Embedded dividend on Series
   C Preferred Stock                           -                -              -              (262)               -            -
Net loss for the year                          -                -              -            (6,140)               -            -
                                     ------------ ---------------- --------------  ----------------  ---------------  -----------

BALANCE, June 25, 1999                       $89              $20    $    32,610           ($7,545)               -        ($281)
                                     ============ ================ ==============  ================  ===============  ===========




                 See notes to consolidated financial statements



                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE YEARS IN THE PERIOD ENDED JUNE 25, 1999
                             (Dollars in thousands)

                                                                                       Fiscal Year Ended
                                                                             --------------------------------------
                                                                              June 25,     June 26,     June 27,
                                                                                1999         1998         1997
                                                                             -----------  ------------ ------------



Cash Flows from Operating Activities:
     Net loss                                                                   ($6,140)      ($4,704)       ($856)
                                                                             -----------  ------------ ------------

     Adjustments to reconcile net loss to net
        cash used in operating activities:
          Depreciation and amortization                                           2,193         1,631        1,745
          Provision for inventory                                                   396           206        2,896
          Amortization of other assets                                              239           194          180
          Costs to close facility                                                 5,990             -            -
          Gain from sale of subsidiary assets                                    (2,168)
          Gain from insurance proceeds, net of hurricane loss                    (1,408)
             Changes in assets and liabilities
             Decrease (increase) in receivables                                   1,706          (722)        (304)
             Increase in inventories                                             (5,121)       (3,251)      (4,438)
             Decrease (increase) in other assets                                    377          (602)        (362)
             Increase in accounts payable and accrued liabilities                   790         1,153          787
                                                                             -----------  ------------ ------------
                   Net cash used in operating activities                         (3,146)       (6,095)        (352)
                                                                             -----------  ------------ ------------

Cash Flows from Investing Activities:
     Capital expenditures                                                        (1,809)       (4,890)      (4,267)
     Purchases of marketable securities available for sale                            -        (3,572)     (24,488)
     Proceeds from sales and maturities of marketable securities
       available for sale                                                             -         7,124       26,895
     Net insurance proceeds for hurricane                                        11,190             -            -
     Net Proceeds from sale of subsidiary's assets                                4,518             -            -
                                                                             -----------  ------------ ------------
          Net cash provided by (used in) investing activities                    13,899        (1,338)      (1,860)
                                                                             -----------  ------------ ------------

Cash Flows from Financing Activities:
     Proceeds from exercise of options and warrants                                 172           861            6
     Borrowings of debt                                                             965         3,912            -
     Payments of debt and obligations under capital leases                       (3,617)       (1,760)        (430)
     Net proceeds from issuance of preferred stock                                    -         4,550            -
                                                                             -----------  ------------ ------------
          Net cash (used in) provided by financing activities                    (2,480)        7,563         (424)
                                                                             -----------  ------------ ------------

          Net increase (decrease) in cash and cash equivalents                    8,273           130       (2,636)

Cash and cash equivalents, at beginning of year                                     377           247        2,883
                                                                             -----------  ------------ ------------

Cash and cash equivalents, at end of year                                        $8,650          $377         $247
                                                                             ===========  ============ ============


                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: TII Industries, Inc. and subsidiaries (the "Company") are engaged in the design, manufacture and sale of overvoltage surge protectors, network interface devices and station electronics. Sales of overvoltage surge protection products, which are manufactured primarily in the Company's plants in Puerto Rico and the Dominican Republic, to United States customers constitute the majority of the Company's consolidated sales for each of the three years ended June 25, 1999.

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


MARKETABLE SECURITIES: The Company categorized its marketable security investments during fiscal 1997 and 1998 as available-for-sale securities, reported at fair value. Unrealized gains and losses of available-for-sale securities are reported as a separate component of stockholders' investment.

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

OTHER ASSETS: The Company follows the policy of deferring certain patent costs, which are amortized on a straight-line basis over the lesser of the life of the product or the patent. Included within other assets is the cash surrender value of approximately $259,000 relating to key-man life insurance policies with a face amount in excess of $1.4 million.

NET LOSS PER COMMON SHARE: The Company utilizes Statement of Financial Accounting Standards No. 128 "Earnings Per Share ("SFAS 128")" which requires the reporting of basic and diluted earnings per share. Since the Company incurred losses in all reported periods, all securities convertible into the Company's Common Stock were anti-dilutive and excluded from the computation. Diluted loss per share equals basic loss per share. The following table summarizes the outstanding securities convertible into the Company's Common
Stock:




                                   June 25,                     June 26,                     June 27,
                                     1999                         1998                         1997
                                  -------------------------  ---------------------------  ----------------------------
                                                  Exercise                    Exercise                     Exercise
                                    Quantity      Price          Quantity     Price          Quantity       Price
 Stock Option Plans (a)              2,474,501   $   2.18        2,306,376    $  4.89       1,661,207      $  4.98
 Option                                      -          -                -         -          150,000      $  7.50
 Option                                100,000   $   2.50          100,000    $  2.50         100,000      $  2.50
 Warrant                               200,000       7.03          200,000    $  7.03              -             -
 Warrants                                    -         -            60,000    $  6.56          60,000      $  6.56
 Warrants                               20,000   $   6.15           20,000    $  6.15          20,000      $  6.15
 Unsecured Convertible Debt            300,000   $   2.50          300,000    $  2.50         300,000      $  2.50
 Convertible Preferred Stock (b)     1,781,250                   1,196,172                          -
                                  -------------            ---------------              ---------------
                                     4,875,751                   4,182,548                    2,291,207
                                  =============            ===============              ===============


(a) Weighted average exercise price of outstanding stock options at year-end.
(b) Assuming conversion of the Series C Preferred Shares at 95% of the average of the closing bid prices of the Company's Common Stock during the ten consecutive trading days immediately preceding the applicable fiscal year end.

STATEMENTS OF CASH FLOWS: All highly liquid instruments with an original maturity of three months or less are considered cash equivalents. The Company had cash equivalents of approximately $271,000 and $84,000 at June 25, 1999 and June 26, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash, receivables, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these items. The carrying amount of the long-term debt approximates fair value because the interest rate this instrument bears is equivalent to the current rates offered for debt of similar nature and maturity.

STOCK BASED COMPENSATION: The Company applies the intrinsic value method in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant.

COMPREHENSIVE INCOME: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the fiscal year ended June 25, 1999. The adoption had no impact on net income or total stockholders investment. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income is immaterial for the three years ended June 25, 1999 and therefore, the Company has elected to omit the additional disclosures required by SFAS No. 130.

SEGMENT INFORMATION: The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended June 25, 1999. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations, financial position, or disclosure to the financial statements. The Company has evaluated the provisions of SFAS No. 131 and, based on the management approach required by this statement, has determined that its operating decisions and performance measures are geared towards one segment. The Company however, complied with the geographic and major customers' requirements of SFAS No. 131. See Note 7.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is not involved in hedging activities and has no derivative instruments.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the fiscal year 1999 presentation.

NOTE 2 - OPERATIONS RE-ALIGNMENT: During fiscal 1999, the Company initiated a strategic operations re-alignment in an effort to enhance operating efficiencies and reduce costs. These objectives are expected to be achieved through outsourcing a significant portion of the Company's production, closing its Dominican Republic facility, divesting its injection molding and metal stamping operations, workforce reductions and other cost-saving measures throughout the Company. Under this plan, the Company expects to reduce its workforce from approximately 1,165 employees as of April 1999 to 250 by the end of fiscal 2000, including reductions resulting from the anticipated sale of non-core businesses. No severance was paid under this operations re-alignment prior to the end of fiscal year 1999.

In connection with this program, the Company assessed the future use and recoverability of certain machinery, equipment and leasehold improvements in the Dominican Republic, injection molding and metal stamping facilities ("Equipment"). The Company estimated the net realizable value of the Equipment utilizing a recently completed fair market value appraisal, adjusted for the estimated costs to sell the Equipment. An allowance was created equal to the difference between the Equipment's book value and its estimated net realizable value. The Company will continue to utilize this Equipment until it is sold or abandoned. The depreciation expense for this Equipment has been suspended but, since the Equipment was written down near the end of fiscal 1999, the effect of the suspension of depreciation for fiscal 1999 is not material to the accompanying consolidated financial statements.

As a result, during fiscal 1999 the Company recorded a charge of $6.0 million included within the Costs to close facility on the Consolidated Statement of Operations. This amount is comprised of $4.3 million to reduce the carrying value of leasehold improvements, plant and equipment to be abandoned or sold to their estimated net realizable value, $1.0 million for severance and employee termination benefits and $700,000 for plant closure costs.

NOTE 3 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES: The composition of long-term debt and obligations under capital leases is as follows:


                                                                                           June 25,         June 26,
                                                                                             1999             1998
                                                                                        ---------------------------------

Revolving credit loan, bearing interest at a rate described below (8.75% at
  June 26, 1998)                                                                           $            -     $ 2,801,000
Term loan, bearing interest at a rate described below (8.25% and 9%
at June 25, 1999 and June 26, 1998, respectively)                                               1,731,000       1,111,000
Unsecured subordinated note payable on July 19, 2001, bearing interest at 10%
  convertible into common stock at a conversion price of $2.50 per share.                         750,000         750,000
Capitalized leases payable through 2002, bearing interest ranging from
  1.9% to 14.9%, secured by assets with a book value of approximately $1,278,000.                 521,000         978,000
Installment notes payable through 2004, bearing interest ranging from 8.0% to 9.5%
  secured by assets with a net book value of approximately $285,000.                               75,000          89,000
                                                                                         ---------------------------------
                                                                                                3,077,000       5,729,000
Current portion                                                                                  (674,000)     (3,363,000)
                                                                                         ---------------------------------
                                                                                              $ 2,403,000     $ 2,366,000
                                                                                         =================================


The Company has a credit facility with BNY Financial Corporation in an aggregate principal amount of $7.7 million ("Credit Facility"), consisting of a $6.0 million revolving credit facility and a $1.7 million term loan. The revolving credit facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of the eligible accounts receivable and 50% of the eligible inventory, subject to certain reserves. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is April 30, 2003, while the term loan is to be repaid through March 31, 2003, subject to mandatory repayments from disposition proceeds and insurance proceeds, in certain circumstances.

Outstanding revolving credit loans bear interest at a rate per annum based on:
(a) a floating rate (in general, equal to the greater of the bank's prime rate or 0.50% per annum in excess of a specified weighted average of rates on overnight Federal funds transactions), plus, in either case, 0.25% per annum;
(b) to the extent selected by the Company, a fixed rate based upon the bank's LIBOR rate for specified loan periods plus 2.50% per annum; and (c) to the extent selected by the Company, a rate equal to the daily average of a published "one-month" LIBOR rate plus 2.50% per annum. Outstanding term loans bear interest based at the same rates per annum plus 0.25% per annum. The loan agreements also require the payment by the Company of specified fees.

Due to the non-recurring charge associated with the operations re-alignment, the Company would not have been in compliance with the tangible net worth convenant contained within the Credit Facility. However, the company amended the Credit Facility on July 22, 1999 to adjust the tangible net worth convenant to $21.0 million and is presently in compliance with the amended terms of the Credit Facility.

The loan agreements, as amended on, require, among other things, that: (a) the Company maintain a consolidated tangible net worth, which includes the value of outstanding Series C Redeemable Preferred Stock, of at least $21.0 million (with such minimum amount to be increased each fiscal quarter, commencing June 26, 1999, by an amount equal to 50% of the Company's consolidated net income for such quarter); (b) capital expenditures of the Company and its subsidiaries not to exceed in the aggregate, $5.0 million for the fiscal year ending June 1999 or $5.8 million for any fiscal year ending thereafter; and (c) no new operating leases be entered into by the Company or its subsidiaries if, after giving effect thereto, the aggregate annual rental payments for all leased property (excluding capital leases) would exceed $750,000 in any one fiscal year. The loan agreements also impose limitations on, among other things, dividends on and redemptions (and repurchases) of equity securities and the incurrence of additional indebtedness.

The Company and each of its subsidiaries have collateralized their respective obligations under the Credit Facility by a grant of a lien and security interest against substantially all of their respective assets and properties, regardless of whether comprising a part of the borrowing base, and pledge of all (or in one case 65%) of each subsidiaries' capital stock.

Future payments for long term debt and obligations under capital leases are as follows:

Fiscal year                                         Amount
-----------------------                        ----------------
2000                                             $     674,000
2001                                                 1,122,000
2002                                                   335,000
2003                                                   946,000
                                               ----------------
Total payments                                       3,077,000
             Less: current portion                    (674,000)
                                               ----------------
                                                 $   2,403,000
                                               ================


NOTE 4 - INCOME TAXES: The Company's policy is to provide for income taxes based on reported income, adjusted for differences that are not expected to ever enter into the computation of taxes under applicable tax laws.

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

The economic activity limitation on the amount of allowable credits under
Section 936 is based upon qualified wages paid for services performed in Puerto Rico, fringe benefits, depreciation deductions and taxes in Puerto Rico. Based on fiscal 1999 levels of qualified wages, fringe benefits, depreciation and taxes in Puerto Rico, the Company's economic activity based credit limitation is approximately $2,956,000 per annum.

Although the Section 936 credit was repealed, the Company continues to be eligible to claim a Section 936 credit until the year ended June 2006 under a special grandfather rule. If, however, the Company adds a substantial new line of business (or has a new line of business that becomes substantial), the Company would cease to be eligible to claim the Section 936 credit beginning with the taxable year in which such new line of business is added. Because the Company uses the economic activity limitation, possession income eligible for the Section 936 credit in any tax year beginning after December 31, 2001 and before January 1, 2006 is subject to an additional limitation calculated, in the case of the Company, to be $4,520,000 of taxable income. The Company's Section 936 credit for each year during the grandfather period would continue to be subject to the economic activity limitation (as discussed above). Based on the Company's current level of possession income and business plans, the Company believes that it will be eligible to claim a Section 936 credit under the grandfather rule discussed above.

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

The Company has exemptions until January 2009 for Puerto Rico income tax and Puerto Rico property tax purposes. The level of exemption is 90% for all purposes. The Company also has net operating loss carryforwards available through fiscal 2006 to offset any remaining Puerto Rico taxable income. There are no limitations on the Company's ability to utilize such net operating loss carryforwards to reduce its Puerto Rico income tax. Furthermore, the Company's United States based subsidiary operating in the Dominican Republic is exempt from taxation in that country.

At June 25, 1999, for U.S. federal income tax purposes, the Company had net operating loss carryforwards aggregating approximately $18,174,000 which expire periodically through 2013, and along with its subsidiaries had consolidated net operating loss carryforwards aggregating approximately $25,677,000 which expire periodically through 2013 and general business tax credit carryforwards of approximately $466,000 which expire periodically through 2012. As a result of a private placement in fiscal 1993 there was an ownership change within the meaning of Section 382 of the Code, which limits the ability of the Company and its subsidiaries to utilize their net operating losses and tax credit carryforwards. Accordingly, the maximum amount of net operating loss and tax credit equivalent carryforwards which may be utilized in any year (and which is utilized to offset income prior to the utilization of a credit available under
Section 936 of the Code) is approximately $334,000 per year for the possessions corporation and approximately $377,000 per year for the United States subsidiaries. The effect of the ownership change is somewhat mitigated with respect to the Company as a result of its Section 936 election since United States federal income tax is payable only to the extent such tax exceeds the Company's Section 936 credit. In addition, net operating losses generated subsequent to the ownership change are not subject to limitations and may therefore be fully utilized. As of June 25, 1999, the Company and the Company's United States subsidiaries have approximately $3,560,000 and $2,419,000, respectively of net operating losses that were generated subsequent to the ownership change and remain available for use through 2013. In addition, the Company and the Company's United States subsidiaries have available approximately $157,000 and $758,000, respectively in unused Section 382 annual net operating loss limitation carryforwards.

Temporary differences between income tax and financial reporting assets and liabilities (primarily inventory valuation allowances, property and equipment and accrued employee benefits) and net operating loss carryforwards give rise to deferred tax assets in the amount of approximately $6,339,000 for which a full (100%) offsetting valuation allowance has been provided due to the uncertainty of realizing any benefit in the future.

NOTE 5 - COMMON STOCK: The Company is authorized to issue 30,000,000 shares of Common Stock.

STOCK OPTION PLANS: The Company's 1998 Stock Option Plan (the "1998 Plan") permits each of the Board of Directors and the Compensation Committee of the Board of Directors to grant, until October 2008, options to employees (including officers and directors who are employees) and consultants covering 1,500,000 shares of Common Stock. Option terms (not to exceed 10 years), exercise prices and exercise dates are determined by the Board of Directors or the Compensation Committee of the

Board. Options are also outstanding under the Company's 1986 Stock Option Plan and 1995 Stock Option Plan, although no further options may be granted under the 1986 Stock Option Plan and only 2,500 options may be granted under the 1995 Stock Option Plan.

The 1994 Non-Employee Director Stock Option Plan covers an aggregate of 200,000 shares of Common Stock and provides that (i) non-employee Directors are granted options to purchase 10,000 shares of Common Stock upon their initial election to the Board and following each annual meeting of Stockholders; (ii) all options granted vest in full immediately following their grant; (iii) the term of options granted are for a term of ten years; and (iv) the period following termination of service during which a non-employee Director may exercise an option is twelve months, except that an option shall automatically terminate upon cessation of service as a non-employee Director for cause.

Certain information relating to the employee stock option plans and the 1994 Non-Employee Director Stock Option Plan for the years ended June 25, 1999, June 26, 1998 and June 27, 1997 follows:

                                             June 25, 1999                 June 26, 1998                  June 27, 1997
                                     -----------------------------  ----------------------------  -----------------------------
                                                       Weighted                       Weighted                      Weighted
                                                        Average                       Average                        Average
                                         Number        Exercise         Number        Exercise        Number        Exercise
                                       of Shares         Price        of Shares        Price        of Shares         Price
                                     --------------  -------------  --------------  ------------  --------------  -------------
Outstanding at beginning of period       2,306,376          $4.89       1,661,207         $4.98       1,313,207          $5.06
Granted                                  1,115,141           2.27         855,500          4.61         433,000           4.81
Exercised                                 (21,075)           5.23        (168,828)         4.31          (1,500)          3.92
Canceled or expired                      (925,941)           5.12         (41,503)         4.87         (83,500)          5.44
                                     --------------  -------------  --------------  ------------  --------------  -------------
Outstanding at end of period             2,474,501          $2.18       2,306,376         $4.89       1,661,207          $4.98
                                     ==============  =============  ==============  ============  ==============  =============

Options exercisable at end of period       491,110                        949,356                       773,344
Shares available for future grant
 at end of period                          555,859                        103,500                       187,500
Exercise price per share for options
 exercised during period                $3.13-5.75                     $2.50-6.75                    $2.50-4.63
Exercise price per share for options
 Outstanding at end of period           $1.56-8.25                     $2.50-9.38                    $2.50-9.38


The following is additional information relating to options outstanding as of June 25, 1999:



                                         Options Outstanding                 Options Exercisable
                             -------------------------------------------   ------------------------
                                             Weighted         Weighted                 Weighted
                              Number          Average          Average      Number     Average
        Exercise                Of           Exercise        Contractual      Of       Exercise
       Price Range            Shares           Price        Life (Years)    Shares      Price
--------------------------   ------------ ------------   --------------- ------------- ----------
     $1.56  -       $2.00      1,279,800    $     1.58           9.3        57,500     $   1.57
      2.01  -        2.50      1,019,301          2.32           8.9       280,810         2.34
      2.51  -        5.00         56,400          4.30           5.3        36,800         4.14
      5.01  -        8.25        119,000          6.45           7.1       116,000         6.49
                             ------------ ------------    -----------    ------------- -----------
                               2,474,501    $    2.18            8.9       491,110     $   3.36
                             ============ ============    ===========    ============= ===========


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans as Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for stock options plans is followed. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123, net loss would have been increased to the pro forma amounts indicated in the table below.


                                                                Fiscal Year Ended June
                                           --------------------------------------------------------
                                              25, 1999             26, 1998            27, 1997
                                           -----------------  ------------------  -----------------

Net loss applicable to common shareholders:
  As reported                                  ($6,402,000)      ($5,142,000)           ($856,000)
  Pro forma                                    ($7,430,000)      ($5,817,000)         ($1,161,000)
Net loss per share:
  As reported                                       ($0.79)           ($0.68)              ($0.12)
  Pro forma                                         ($0.92)           ($0.77)              ($0.16)


The weighted average fair value of options granted were determined based on the Black-Scholes model, utilizing the following assumptions:

                                               June 25,   June 26,     June 27,
                                                 1999       1998         1997
                                              ----------- ---------  ----------

Expected term                                   6 Years    7 Years    7 Years
Interest rate                                     6.1%       5.6%       5.6%
Volatility                                       54.2%      35.2%      35.2%
Dividends                                           0%         0%         0%
Weighted Average fair value of options granted  $1.32      $2.24      $2.24


OTHER OPTIONS AND WARRANTS OUTSTANDING: The holder of the Company's unsecured subordinated note (see Note 3) has an option to purchase up to 100,000 shares of Common Stock on or before July 18, 2001 at $2.50 per share. The Company has, in addition to the placed warrants described in Note 6, warrants outstanding which allow the holders to purchase 20,000 shares of Common Stock at an exercise price of $6.15 per share, which expire in July 2001.

NOTE 6 - PREFERRED STOCK: The Company is authorized to issue up to 1,000,000 shares of Preferred Stock in series, with each series having such powers, rights, preferences, qualifications and restrictions as determined by the Board of Directors.

SERIES C CONVERTIBLE PREFERRED STOCK AND PLACED WARRANTS: On January 26, 1998, the Company completed a private placement of 5,000 shares of its Series C Convertible Preferred Stock ("Preferred Shares") and Warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock at an exercise price of $7.03 per share, which expire in January 2001 ("Placed Warrants") for an aggregate purchase price of $5,000,000. After giving effect to a commission and other issuance costs aggregating approximately $450,000, net proceeds were approximately $4,550,000. The Preferred Shares were issued with a beneficial conversion feature which has been valued at $250,000 and recognized as additional paid in capital. The amortization of both the issuance costs of $450,000 and the beneficial conversion feature of $250,000 over the period to earliest conversion date (eight months) has been recognized as a non-cash preferred stock embedded dividend, has increased the net loss applicable to common stockholders and has been added to the Preferred Shares balance. The Preferred Shares bear no dividends, are convertible into shares of the Company's Common Stock at a conversion price equal to the lower of $7.08 or 95% of the average of the closing bid prices of the Company's Common Stock during the ten consecutive trading days immediately preceding the conversion date of the Preferred Shares. The Preferred Shares are redeemable at the option of the holders at a price equal to $1,150 per share in the event of certain business combinations of the Company, the sale of substantially all of the Company's assets and in certain other cases, including the failure of the Company to maintain the effectiveness of a registration statement covering the resale of the Company's Common Stock underlying both the Preferred Shares and the Placed Warrants, to maintain the listing of the Company's Common Stock on the Nasdaq National Market or the Company's failure to convert the Preferred Shares. Because the Preferred Shares have conditions for redemption that are not solely within the control of the Company, they have been classified outside of stockholders investment in the accompanying consolidated balance sheet. During fiscal 1999, 2,150 Preferred Shares were converted into 1,187,659 shares of common stock.

SERIES D JUNIOR PARTICIPATING PREFERRED STOCK: On May 7, 1998, the Company adopted a Stockholder Rights Plan providing for the distribution to the Company's stockholders of one Right (a "Right" and, collectively with all other Rights to be issued, the "Rights") for each share of the Company's Common Stock issued and outstanding at the opening of business on May 21, 1998 (the "Distribution Date") and each subsequent share of Common Stock issued. Each Right entitles the registered holder of a share of Common Stock to purchase from the Company 1/1000 of a share of Series D Junior Participating Preferred Stock of the Company, par value $1.00 per share (the "Series D Preferred Stock"); at a price of $30 per Right (the "Purchase Price"), subject to adjustment. The Rights have a term of ten years, have no voting power or rights to dividends, and are not detachable and not separately transferable from the Company's Common Stock until they become exercisable. In general, the Rights become exercisable following an announcement that a person or group of affiliated or associated persons (an "Acquiring Person") owns, or the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning, at least 20% of the Company's outstanding Common Stock. If any person becomes an Acquiring Person by acquiring beneficial ownership of at least 20% of the Company's Common Stock, each outstanding Right (other than those owned by an Acquiring Person) will "flip in" and become a right to buy, at the Purchase Price, that number of shares of Common Stock of the Company that will have a market value of two times the Purchase Price. After a person becomes an Acquiring Person (but before such Acquiring Person owns 50% or more of the outstanding Common Stock), the Company may permit each Right (other than those owned by an Acquiring Person) to be exchanged, without payment of the Purchase Price, for one share of Common Stock. If (i) the Company is acquired in a merger or other business combination transaction and the Company does not survive or the Company merges, consolidates or engages in a share exchange with another person and does survive but all or part of its stock is changed or (ii) at least 50% of the Company's assets or earning power is sold or transferred, then each outstanding Right will "flip over" and become a right to buy, at the Purchase Price, that number of shares of Common Stock of the acquiring company that will have a market value of two times the Purchase Price. The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time prior to the time a person acquires beneficial ownership of at least 20% of the Company's Common Stock and, if certain conditions are met, within ten days following the time a person has acquired 20% or more of the Common Stock.

NOTE 7 - SIGNIFICANT CUSTOMERS, EXPORT SALES AND GEOGRAPHICAL SEGMENTS:

SIGNIFICANT CUSTOMERS: The following customers accounted for more than 10% of the Company's consolidated revenues during one or more of the years presented below:


                                                              Year Ended
                                           ----------------------------------------------
                                             June 25,         June 26,        June 27,
                                               1999             1998            1997
                                           -------------   --------------   -------------
 Bell Atlantic Corporation                      31%              24%             18%
 Raychem Corporation                            15%               9%              5%
 Siecor Corporation(1)                           9%              14%             20%
 Keptel, Inc.(1)                                 6%               6%             11%
 GTE Communication Systems Corporation           5%              12%              5%


(1) Siecor Corporation and Keptel, Inc. are Original Equipment Manufactures that supply Network Interface Devices to Regional Bell Operating Companies and are required by certain Regional Bell Operating Companies to purchase TII overvoltage surge protectors for inclusion within their Network Interface Devices.


EXPORT SALES: For each of the three years ended June 25, 1999 export sales were less than 10% of consolidated net sales.

GEOGRAPHICAL SEGMENTS: The company's manufacturing operations are divided into two geographical segments. The first geographical segment includes the U.S. and Puerto Rico operations in which most of the research and development is performed and the capital intensive products are manufactured. The Dominican Republic operations are considered as the second geographical segment. This segment manufactures labor intensive products and/or parts that are all transferred to the Puerto Rico facility at an agreed to transfer price. Although all inventory at the Dominican Republic plant is held on consignment for the Puerto Rico plant, and therefore accounted for in the Puerto Rico segment, the following table includes, in current assets, the inventory balances as it relates to its physical location.


                                                Geographical Segments
                               -------------------------------------------------
                                   U.S. and        Dominican
                                 Puerto Rico        Republic        Consolidated
                               ----------------  ---------------   -------------
As of June 25, 1999
     Current assets                $ 19,855,000   $   7,717,000    $ 27,572,000
     Property, plant & equipment     11,576,000         454,000      12,030,000
     Other assets                     1,562,000          66,000       1,628,000
                               ----------------   --------------  --------------
     Total assets                   $32,993,000      $8,237,000     $41,230,000
                               ================   ==============  ==============

     Total liabilities              $13,257,000        $230,000     $13,487,000
                               ================   ==============  ==============

As of June 26, 1998
     Current assets               $ 17,959,000       $9,522,000     $ 27,481,000
     Property, plant & equipment    14,153,000        3,879,000       18,032,000
     Other assets                    1,944,000          107,000        2,051,000
                               ----------------   --------------   -------------
     Total assets                  $34,056,000      $13,508,000      $47,564,000
                               ================   ==============   =============

Total liabilities                  $13,754,000          $99,000      $13,853,000
                               ================   ==============   =============


NOTE 8 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS: The Company leases real property and equipment with terms expiring through April 2006. Substantially all of the real property leases contain escalation clauses related to increases in property taxes. The leases require minimum annual rentals, exclusive of real property taxes, of approximately $427,000, $145,000, $161,000, $161,000, $161,000, and $295,000 fiscal years 2000, 2001, 2002, 2003 and 2004 and thereafter, respectively.

Since fiscal year 1982, the Company has leased equipment from PRC Leasing, Inc. ("PRC"), a corporation owned by the Chairman of the Board of the Company. As required by a loan restructuring in July 1991, all leases with PRC were replaced by an agreement to lease certain equipment as a group at the rate of $200,000 per year. The lease was amended in February 1993 to extend its term until July 17, 1999 and provide for an extension until July 17, 2001 unless canceled by either party upon notice prior to the scheduled renewal period. Neither party exercised its option. At June 25, 1999, accrued rent owed under this agreement was $50,000.

The equipment under lease from PRC was purchased by PRC at various times since 1982 when the Company began leasing equipment from PRC. The Company is advised that PRC employs a depreciation schedule that fully depreciates assets over a maximum of 10 years or the asset's useful life, whichever is shorter, and that the original cost of assets under lease to the Company at June 25, 1999 was approximately $2,803,000 and, although fully depreciated, has an appraised fair market value of $2,205,000. All equipment under lease has been of good quality and most, if not all, equipment is expected to remain usable by the Company for the foreseeable future. From time to time, new purchases of equipment by PRC may replace or be added to the equipment under lease. It is both the Company's and PRC's intention that these purchases will be to maintain the level of performance of the equipment and not increase the rentals paid by the Company.

Rental expense, including property taxes, for fiscal 1999, 1998 and 1997 was approximately $781,000, $634,000 and $682,000 respectively, including $200,000 each year relating to the equipment leases with PRC.

NOTE 9 - PROFIT SHARING PLAN: The Company has a defined contribution pension plan through a 401(k) profit sharing plan. The plan covers substantially all U.S. and Puerto Rico employees and requires the Company to match employees' contributions up to specified limitations and subject to certain vesting schedules.

NOTE 10 - SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION:

                                                                       June 25,                 June 26,
                                                                         1999                     1998
                                                                   -------------------   ----------------------
               SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION


Accounts receivable:
Trade accounts receivable                                                  $5,201,000               $7,923,000
Other receivables                                                             504,000                  249,000
Allowance for doubtful accounts                                              (116,000)                 (62,000)
                                                                   -------------------   ----------------------
                                                                           $5,589,000               $8,110,000
                                                                   ===================   ======================
Inventories:
  Raw materials                                                            $9,346,000             $ 11,880,000
  Work in process                                                           3,191,000                5,586,000
  Finished goods                                                            5,081,000                3,789,000
                                                                   -------------------   ----------------------
                                                                           17,618,000               21,255,000
Allowance for inventory                                                    (4,467,000)              (2,636,000)
                                                                   -------------------   ----------------------
                                                                          $13,151,000              $18,619,000
                                                                   ===================   ======================
Property, plant and equipment:
  Machinery and equipment                                                $ 19,542,000             $ 23,983,000
  Tools, dies and molds                                                     9,998,000                9,919,000
  Leasehold improvements                                                    7,188,000                6,241,000
  Office fixtures, equipment and other                                      2,685,000                3,287,000
                                                                   -------------------   ----------------------
     Total Property, plant and equipment                                   39,413,000               43,430,000
  Less: Accumulated depreciation                                          (27,383,000)             (25,398,000)
                                                                   -------------------   ----------------------
                                                                         $ 12,030,000             $ 18,032,000
                                                                   ===================   ======================
Accrued liabilities:
Payroll, incentive and vacation                                              $906,000                 $924,000
Accrued payroll taxes                                                         330,000                  129,000
Legal and professional fees                                                   685,000                  457,000
Rent                                                                           50,000                        -
Other                                                                         102,000                   86,000
                                                                   -------------------   ----------------------
                                                                           $2,073,000               $1,596,000
                                                                   ===================   ======================

                                                         Fiscal Year Ended
                                                  ------------------------------
                                                   June 25,   June 26,  June 27,
                                                     1999       1998      1997
                                                  ---------  --------- -------
SUPPLEMENTAL CONSOLIDATED STATEMENT OF CASH
 FLOWS INFORMATION
Capital leases entered into                              -      $729      $533
                                                     ======  ========= ========
Embedded dividend on Series C Preferred Stock          $262      $438        -
                                                     ======  ========= ========
Valuation adjustment to record marketable securities
  available for sale at fair value                        -      ($7)     ($40)
                                                     ======  ========= ========
Supplemental cash flow information:
Cash paid for income taxes                                -      $112      $42
                                                     ======  ========= ========
Cash paid for interest                                 $404      $212     $241
                                                     ======  ========= ========
                                       37

NOTE 11 - DISPOSITIONS: The Company sold substantially all of the assets of its fiber optic products subsidiary, TII-Ditel, Inc., in March 1999 for $5.3 million. The resulting gain of $2.2 million is included in other income in fiscal year 1999.

NOTE 12 - QUARTERLY RESULTS (UNAUDITED): The following table reflects the unaudited quarterly results of the Company for the fiscal years ended June 26, 1998 and June 25, 1999:

                                                                                       Net Income
                                                                                         (Loss)            Diluted
                                                                  Operating           Applicable        Net Income
                                                Gross              Income             to Common           (Loss)
       Quarter Ended     Net Sales             Profit              (Loss)            Shareholders        Per Share
---------------------------------------- ------------------- ------------------- -------------------------------------
1999 FISCAL YEAR
September 25, 1998      $14,646,000          $2,501,000          ($576,000)           ($676,000)          ($0.12)
December 25, 1998         8,600,000           1,545,000         (1,548,000)            (648,000)           (0.08)
March 26, 1999           12,589,000           2,234,000           (700,000)           1,604,000             0.15
June 25, 1999            13,449,000           2,267,000           (355,000)          (6,378,000)           (0.75)

1998 FISCAL YEAR
September 26, 1997      $13,503,000          $2,450,000          ($180,000)           ($160,000)          ($0.02)
December 26, 1997        10,103,000             493,000         (2,414,000)          (2,492,000)           (0.33)
March 27, 1998           12,332,000           1,761,000         (1,070,000)          (1,188,000)           (0.16)
June 26, 1998            14,610,000           2,340,000           (878,000)          (1,302,000)           (0.17)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

The information called for by Part III (Items 10, 11, 12 and 13 of Form10-K) is incorporated herein by reference to such information which will be contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company's 1999 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Report of Independent Accountants.....................................20
       Consolidated Balance Sheets at June 25, 1999 and June 26, 1998........21
       Consolidated Statements of Operations for each of the three years in the period ended June 25, 1999......................................22
       Consolidated Statements of Stockholders' Investment for each of the three years in the period ended June 25, 1999.......................23
       Consolidated Statements of Cash Flows for each of the three years in the period ended June 25, 1999......................................24
       Notes to Consolidated Financial Statements............................25

(a)(2) Report of Independent Public Accountants..............................S-1
       Schedule II - Valuation and Qualifying Accounts.......................S-2


   (3)    Exhibits

Exhibit
Number                                   Description
-------                               ----------------

2 Asset Purchase Agreement, dated February 26, 1999, by and between TII-Ditel, Inc. and Ditel, Inc.

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

4(b)(1)(A)        Revolving Credit, Term Loan and Security Agreement among
                  Company, TII Corporation and BNY Financial Corporation
                  ("Lender"). Incorporated by reference to Exhibit 4(a)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(1)(B)*       Letter Agreement dated as of July 22, 1999 between the
                  Company, TII Corporation and the Lender.

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

4(b)(4) Guaranty of TII International, Inc. to Lender. Incorporated by reference to Exhibit 4(b)(ii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

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

10(b)(6)+         Amended and Restated Employment Agreement dated as of March 9,
                  1998 between the Company and George S. Katsarakes.

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

10(e)(1) Form of Warrant issued to the investors in the Company's January 26, 1998 private placement. Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated (date of earliest event reported) January 26, 1998. (File No. 1-8048).
                                       42

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

99.1 Stipulation of Settlement dated May 25, 1999 between counsel to the plaintiffs and counsel to the defendants in the action entitled David H. Addis and Hemda Z. Addis v. TII Industries, Inc., Alfred J. Roach, Timothy J. Roach, Dorothy Roach, George
                  S. Katsarakes, James R. Grover, Jr., William G. Sharwell, Dr. Joseph C. Hogan and C. Bruce Barksdale. Incorporated by reference to 99.1 to the Company's Report on Form 8-K dated (date of earliest event reported) May 25, 1999. (File No. 1-8048).

-----------------
*        Filed herewith.
+        Management contract or compensatory plan or arrangement.

         Reports on Form 8-K

      The Company filed a Current Report on Form 8-K dated May 25, 1999 (date of earliest event reported) reporting under Item 5 - Other Events and Item 7
      - Financial Statements, Pro Forma Financial Information and Exhibits. No financial statements were filed with that Report. Subsequent to the end of the fourth fiscal 1999 quarter, the Company filed a Current Report on Form 8-K dated August 23, 1999 (date of earliest event reported) reporting under Item 5 - Other Events and Item 7 - Financial Statements, Pro Forma Financial Information in Exhibits. No financial statements were filed with that Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TII INDUSTRIES, INC.

September 15, 1999                     By /s/   Timothy J. Roach
                                       ----------------------------------------
                                       Timothy J. Roach, President,
                                       Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


September 15, 1999                /s/ Alfred J. Roach
                                  ----------------------------------------------
                                  Alfred J. Roach, Chairman
                                  of the Board and Director

September 15, 1999                /s/ Timothy J. Roach
                                  ----------------------------------------------
                                  Timothy J. Roach, President,
                                  Chief Executive Officer (principal
                                  executive officer) and Director

September 15, 1999                 /s/ C. Bruce Barksdale
                                  ----------------------------------------------
                                  C. Bruce Barksdale, Director

September 15, 1999                /s/ James R. Grover, Jr.
                                  ----------------------------------------------
                                  James R. Grover, Jr., Director

September 15, 1999                /s/ Joseph C. Hogan
                                  ----------------------------------------------
                                  Joseph C. Hogan, Director

September 15, 1999                /s/ George S. Katsarakes
                                  ----------------------------------------------
                                  George S. Katsarakes, Director

September 15, 1999                /s/ Dorothy Roach
                                  ----------------------------------------------
                                  Dorothy Roach, Director

September 15, 1999                /s/ William G. Sharwell
                                  ----------------------------------------------
                                  William G. Sharwell, Director

September 15, 1999                /s/ Paul G. Sebetic
                                  ----------------------------------------------
                                  Paul G. Sebetic, Vice President-Finance
                                  and Chief Financial Officer
                                  (principal financial officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TII Industries, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of TII Industries, Inc. and subsidiaries as of June 26, 1998 and June 25, 1999, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended June 25, 1999, included in this Form 10-K and have issued our report thereon dated September 25, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule for the years ended June 27, 1997, June 26, 1998 and June 25, 1999 listed under Item 14(a) of this Form 10-K is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP




San Juan, Puerto Rico
September 15, 1999.

Stamp No. 1596955 of the
Puerto Rico Society of
Certified Public Accountants
has been affixed to the
original copy of this report.

                                   SCHEDULE II
                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


                             ALLOWANCE FOR INVENTORY

                      Balance at                                    Balance
                     Beginning of                                   at End of
 Fiscal Year Ended        Year       Additions      Dispositions    Year
------------------- ------------    ----------- -----------------   ------------
June 25, 1999        $2,636,000     9,428,000      (7,597,000)       $4,467,000
June 26, 1998        $2,430,000       206,000                -       $2,636,000
June 27, 1997        $2,034,000     2,896,000      (2,500,000)       $2,430,000



                              RESTRUCTURING RESERVE

                                Balance at                            Balance
                               Beginning of                           at End of
 Fiscal Year Ended                 Year     Additions   Dispositions  Year
-----------------------------  --------- -------------- ------------- ---------
June 25, 1999
Property, plant and equipment        $0     $4,281,000          $0   $4,281,000
Employee severance                    -      1,010,000           -   $1,010,000
Plant closure costs                   -        699,000           -     $699,000
                               --------- -------------- -----------  -----------
                                     $0     $5,990,000          $0   $5,990,000
                               ========= ============== ===========  ===========



                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                             Balance at                                Balance
                            Beginning of                               at End of
  Fiscal Year Ended             Year         Additions   Dispositions   Year
----------------------- ----------------   ------------ -------------  ---------
June 25, 1999               $62,000         54,000               -     $116,000
June 26, 1998               $53,000         13,000          (4,000)     $62,000
June 27, 1997              $122,000         10,000         (79,000)     $53,000