Form 10-Q
period 1999-09-24
TII INDUSTRIES INC
filed 1999-11-01
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 24, 1999


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO ___

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of October 22, 1999 was 8,832,898.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     September 24,       June 25,
                                                                         1999              1999
                                                                     -------------       --------
                               ASSETS                                 (unaudited)
Current Assets
    Cash and cash equivalents                                           $ 4,594          $ 8,650
    Accounts receivable, net                                              5,077            5,589
    Inventories                                                          14,467           13,151
    Other                                                                   253              182
                                                                         ------           ------
         Total current assets                                            24,391           27,572
                                                                         ------           ------
Property, plant and equipment, net                                       12,039           12,030
Other                                                                     1,546            1,628
                                                                         ------           ------
              TOTAL ASSETS                                              $37,976          $41,230
                                                                         ======           ======
                   LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities
    Current portion of long-term debt and
       obligation under capital leases                                  $  634           $   674
    Accounts payable                                                     4,088             6,628
    Accrued liabilities                                                  2,233             2,073
    Accrued restructuring expenses                                       1,586             1,709
                                                                         -----            ------
         Total current liabilities                                       8,541            11,084
                                                                         -----            ------
Long-term debt and obligations under capital leases                      2,279             2,403
                                                                         -----            ------
Series C Convertible Redeemable Preferred Stock,
2,850 shares issued at
    September 24, 1999 and June 25, 1999;
      liquidation preference of $1,150 per share                         2,850             2,850
                                                                         -----            ------
Stockholders' Investment
    Preferred Stock, par value $1.00 per share; 1,000,000 authorized;
      Series C Convertible Redeemable Preferred Stock, 5,000 shares authorized; 2,850 shares
        outstanding at September 24, 1999 and June 25, 1999                  -                 -
      Series D Junior Participating, no shares issued                        -                 -
    Common Stock, par value $.01 per share; 30,000,000 shares
      authorized; 8,850,535
      shares issued at September 24, 1999 and June 25, 1999                 89                89
    Warrants outstanding                                                    20                20
    Capital in excess of par value                                      32,610            32,610
    Accumulated deficit                                                 (8,132)           (7,545)
                                                                        ------            ------
                                                                        24,587            25,174
    Less - Treasury stock, at cost; 17,637 common shares                  (281)             (281)
                                                                        ------            ------
           Total stockholders' investment                               24,306            24,893
                                                                        ------            ------
                  TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT       $37,976          $ 41,230
                                                                        ======           =======


                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 24, 1999
                       AND SEPTEMBER 25, 1998 (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       1999           1998
                                                    --------          -----

Net sales                                           $ 12,973        $ 14,646
Cost of sales                                         10,900          12,145
                                                    --------         -------
           Gross profit                                2,073           2,501
                                                    --------         -------
Operating expenses
    Selling, general and administrative                1,897           2,188
    Research and development                             813             889
                                                    --------         -------
         Total operating expenses                      2,710           3,077
                                                    --------         -------
         Operating loss                                 (637)           (576)

Interest expense                                         (53)           (113)
Interest income                                          106               1
Other (expense) income                                    (3)             12
                                                    --------         -------
         Net loss                                       (587)           (676)
Preferred stock embedded dividend                          -            (262)
                                                    --------         -------
Net loss applicable to common stockholders             ($587)          ($938)
                                                    ========         =======
Basic and diluted net loss per share                   $(.07)          $(.12)
                                                    ========         =======
Basic and diluted weighted average shares
  outstanding                                          8,833           7,648
                                                    ========         =======


                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
               FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 24, 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                  Capital
                                                                 in excess
                                        Common      Warrants      of par      Accumulated     Treasury
                                         Stock    Outstanding      value        Deficit         Stock
                                        -------   -----------    ---------    -----------     --------
BALANCE, June 25, 1999                   $ 89         $ 20       $ 32,610      $ (7,545)      $ (281)

Net loss for the three months
   ended September 24, 1999                 -            -            -            (587)           -
                                        ------      ------       --------      --------       ------
BALANCE, September 24, 1999              $ 89         $ 20       $ 32,610      $ (8,132)      $ (281)
                                        ======      ======       ========      ========       ======


                See notes to consolidated financial statwements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 24, 1999
                       AND SEPTEMBER 25, 1998 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                        1999          1998
                                                                                      ---------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                        $  (587)       $ (676)
      Adjustments  to  reconcile  net loss to net cash
         (used  in)  provided  by
         operating activities:
           Depreciation and amortization                                                  337            550
           Provision for inventory                                                         99             99
           Amortization of other assets                                                    60             49
           Changes in assets and liabilities
                 Decrease in receivables                                                  512          1,319
                 (Increase) in inventories                                             (1,415)        (1,136)
                 Increase in prepaid expenses and other assets                            (49)            (6)
                 (Decrease) increase in accounts payable and
                    accrued liabilities                                                (2,503)            26
                                                                                      --------        -------
                       Net cash (used in) provided by operating activities             (3,546)           225
                                                                                      --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                               (346)          (474)
                                                                                      --------        -------
                       Net cash used in investing activities                             (346)          (474)
                                                                                      --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of options and warrants                                        -            172
      Net proceeds from short-term borrowings                                               -            310
      Payment of long-term debt and obligations under capital leases                     (164)          (220)
                                                                                      --------        -------
                       Net cash (used in) provided by financing activities               (164)           262
                                                                                      --------        -------
                       Net (decrease) increase in cash and cash equivalents            (4,056)            13
Cash and Cash Equivalents, at beginning of period                                       8,650            377
                                                                                      -------         ------
Cash and Cash Equivalents, at end of period                                           $ 4,594         $  390
                                                                                      =======         ======
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
      Embedded dividend on Series C Preferred Stock                                   $     -         $  262
                                                                                      =======         ======
SUPPLEMENTAL DISCLOSURE OF CASH TRANSACTIONS:
      Cash paid during the period for interest                                        $    53         $  113
                                                                                      =======         ======
                 See notes to consolidated financial statements

                     TII INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 -  INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial position at September 24, 1999 and results of operations and cash flows for the three months ended September 24, 1999 and September 25, 1998. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 25, 1999. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 - NET LOSS PER COMMON SHARE

Basic and diluted loss per share is based only on the weighted average number of shares outstanding during the period due to the net losses for the periods reported. Incremental common stock equivalent shares of 1.9 million and 1.6 million were not used in the calculation of diluted loss per common share in the quarters ended September 24, 1999 and September 25, 1998, respectively, since their inclusion would have been antidilutive. In addition, stock options to purchase 1.8 million and 2.3 million shares of common stock for the quarters ended September 24, 1999 and September 25, 1998, respectively, were outstanding but not included in the computation of diluted loss per common share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 3 - INVENTORIES

Inventories, net of allowances, consisted of the following components:

                                     September 24,    June 25,
                                         1999           1999
                                     -------------   -----------

             Raw material             $3,331,000      $4,879,000
             Work in process           3,442,000       3,191,000
             Finished goods            7,694,000       5,081,000
                                     ------------    -----------

                                     $14,467,000     $13,151,000
                                     ============    ===========

NOTE 4 - ACCRUED RESTRUCTURING EXPENSES

The Company initiated an operations re-alignment during the fourth quarter of fiscal 1999. This includes outsourcing a significant amount of production to a contract manufacturer in China, closing the Company's Dominican Republic manufacturing facility and the sale of its metal stamping and plastic molding production operations. The Company anticipates completing this operations re-alignment before the end of fiscal 2000.

The components of restructuring costs, spending and other activity, as well as the remaining reserve balances at September 24, 1999, which are included in "Accrued restructuring expenses" in the accompanying consolidated balance sheets, are as follows:

                                       Employee        Plant
                                      Termination     Closure
                                       Benefits        Costs         Total
                                      -----------    ---------    ----------

Balance at June 25, 1999              $1,010,000     $ 699,000    $ 1,709,000
Cash payments                           (123,000)           -        (123,000)
                                      -----------    ---------    ----------
Balance at September 24, 1999          $  887,000    $ 699,000    $ 1,586,000
                                      ===========    =========    ===========


NOTE 5 - GEOGRAPHIC INFORMATION

The following table presents the Company's assets and liabilities by geographic area:

                                 U.S. and      Dominican
                               Puerto Rico     Republic      Consolidated
                              -------------   -----------    ------------
As of September 24, 1999
Current Assets                $ 19,176,000    $ 5,215,000    $ 24,391,000
Property, Plant & Equipment     11,563,000        476,000      12,039,000
Other assets                     1,483,000         63,000       1,546,000
                              ------------    -----------    ------------
Total assets                  $ 32,222,000    $ 5,754,000    $ 37,976,000
                              ============    ===========    ============
                              ------------    -----------    ------------
Total liabilities             $ 10,576,000    $   244,000    $ 10,820,000
                              ============    ===========    ============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion and analysis should be read in conjunction with the foregoing consolidated financial statements and notes thereto.
RESULTS OF OPERATIONS

Net sales for the fiscal 2000 first quarter decreased $1.6 million or 11.4% to $13.0 million from $14.6 million for the first quarter of fiscal 1999. The decrease in sales was due primarily to the absence of sales of fiber optic products following the Company's sale of this product line in March 1999.

Gross profit for the fiscal 2000 first quarter decreased by $428,000 or 17.1% to $2.1 million. Gross profit as a percentage of sales decreased for the first fiscal 2000 quarter to 16.0% from 17.1% for the first quarter of fiscal 1999. This decrease was caused primarily by the absence of sales of the Company's fiber optic product line, which had a higher gross profit margin. To help increase its gross margins, the Company initiated an operations re-alignment during the fourth quarter of fiscal 1999. This includes outsourcing a significant amount of production to a contract manufacturer in China, closing the Company's Dominican Republic manufacturing facility and the sale of its metal stamping and plastic molding production operations. During this transition, the Company continues to incur manufacturing overhead expenses which are included in cost of sales. Upon the closure of the Dominican Republic facility and the reduction of in-house manufacturing expenditures, the lower cost of product from the contract manufacturer is expected to increase gross profit margins in future quarters. The Company anticipates completing this operations re-alignment before the end of fiscal 2000.

Selling, general and administrative expenses for the first fiscal 2000 quarter decreased by $291,000 (13.3%) to $1.9 million from $2.2 million for the first quarter of fiscal 1999. As a percentage of sales, selling, general and administrative expenses decreased for the first quarter of fiscal 2000 to 14.6% from 14.9% for the first quarter of fiscal 1999. The decrease resulted primarily from reduced selling, general and administrative expenses associated with the Company's fiber optic product line, which was sold in March 1999, slightly offset by higher personnel and consulting expenses.

Research and development expenses for the first fiscal 2000 quarter decreased $76,000 (8.6%) to $813,000 from $889,000 for the first quarter of fiscal 1999.
As a percentage of sales, research and development expenses for the first quarter of fiscal 2000 increased to 6.3% from 6.1% for the first quarter of fiscal 1999. The decrease in the dollar amount of expenses relates primarily to lower personnel and other costs associated with the sale of the Company's fiber optic product line; however the Company increased its research and development expenses as a percentage of sales for the continuing expansion of its Broadband Surge Protector product lines, as well as its Network Interface Devices and other proprietary products.

Interest expense for the first quarter of fiscal 2000 decreased by $60,000 to $53,000 from $113,000 in the first quarter of fiscal 1999 due to decreased borrowings under the Company's credit facility.

Interest income for the first quarter of fiscal 2000 increased by $105,000 to $106,000 from $1,000 in the first quarter of fiscal 1999 due to increased cash and cash equivalents balances.

Net loss applicable to common stockholders for the first quarter of fiscal 2000 was $587,000 versus $938,000 in fiscal 1999. Of this reduction, $262,000 relates to the absence of the Preferred Stock embedded dividend, which was the amortization of the issuance costs and beneficial conversion feature over the period to earliest conversion of the Series C Convertible Preferred Stock sold in a January 1998 private placement.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased $638,000 to $15.9 million at the end of the first quarter of fiscal 2000.

During the first fiscal 2000 quarter, $3.5 million of cash was used by operations. While the Company had a net loss of $587,000 for the quarter, such loss included $397,000 for depreciation and amortization. The Company used $2.5 million of cash to reduce accounts payable, accrued liabilities and accrued restructuring expenses and $1.4 million to increase inventories, slightly offset by a decrease in accounts receivable which provided $512,000 of cash. During the remaining quarters of fiscal 2000, while the Company completes its operations re-alignment, it will continue to use cash to increase inventory to allow for a smooth transition to contract manufacturers and to mitigate the risks associated with the year 2000 issue.

During the first fiscal 2000 quarter, the Company used $346,000 of cash for capital expenditures and $164,000 for the payment of long-term debt and obligations under capital leases.

The Company has a credit facility with GMAC Commercial Credit LLC, formerly BNY Financial Corporation, in an aggregate principal amount of $7.7 million, consisting of a $6.0 million revolving credit facility and a $1.7 million term loan. At September 24, 1999, the Company had no outstanding borrowings under the revolving credit facility. The revolving credit facility is limited by a borrowing base equal to 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain reserves. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is April 30, 2003, while the term loan is to be repaid through March 31, 2003, subject to mandatory repayments from disposition proceeds and insurance proceeds in certain circumstances.

Funds anticipated to be generated from operations, together with available cash and borrowings under the credit facility, are considered to be adequate to finance the Company's operational and capital needs for the foreseeable future.

YEAR 2000

The Company has been implementing a program, the objective of which is to ensure that the Company is not adversely affected by "Date Discontinuity" problems in computers, software and embedded processors during the transition from 1999 to 2000 and as a result of 2000 being a leap year. Date discontinuity occurs when time as expressed by a system or its software does not move forward successfully in line with true time. The most commonly known manifestation of this occurs in systems that recognize years as two digits and, when moving from `99' to `00', recognize `00' as 1900 or fail altogether.

         PROJECT SCOPE: The project covers Information Technology (IT) systems, embedded processors, supply chain and business continuity. IT systems include central and network hardware, business systems and desktop hardware and software. The Company has minimal firm created software, the majority being industry standard packages, customized only where necessary. Embedded processors include, for example, plant instruments, laboratory equipment, control systems, data acquisition systems, vehicles and telecommunications. Supply chain considerations include liaison with suppliers and customers about our respective states of readiness for the Year 2000. Business continuity will consider all areas of the business and put in place contingency plans to mitigate the consequences arising from key risks identified. The project covers all the Company's sites.

         PROGRAM: Work was divided into the following key stages: (1) inventory of hardware, software and embedded systems, (2) analysis of compliance, (3) defining and planning of solutions, (4) implementation and testing of solutions,
(5) confirmation of major suppliers' and customers' state of readiness, and (6) contingency planning. Steps 1, 2, 3, 5 and 6 are complete. Step 4 is substantially complete, with the Company's enterprise wide manufacturing and accounting system, operating systems, servers and the majority of personal computers brought into year 2000 compliance. Some testing and additional minor remediation programs are in progress and are expected to be completed by the end of November 1999. Further testing will continue throughout the remaining 2 months of 1999. In Step 5, all current suppliers of goods and services have been approached and replies have been received from all critical suppliers and most other suppliers. Key suppliers are the subject of more detailed scrutiny to monitor the progress of their programs. Liaison with key customers is completed. The risk analysis relevant to the business which feeds into the contingency plan (Step 6) covers internal processes, resource requirements and supply chain issues. A contingency plan has been developed and is continually reviewed to ensure all relevant issues are considered. The Company believes it is in full Year 2000 readiness for its critical systems, and that by the end of the November 1999 it will be for all its systems. The Company will continue to monitor all areas through January 2000 and beyond.

         COSTS: The estimated total cost of achieving Year 2000 compliance is approximately $1,050,000. This figure is subject to ongoing review and, throughout the project life cycle, the business benefit of each remediation is reviewed, which may vary the amount the Company is required to spend. Approximately $950,000 has been spent to date.

         RISKS: The most likely worst case scenario is an event that would disrupt the Company's procurement process and impact production and product delivery to customers. The Company plans to build up inventory levels and request key suppliers to do the same. In addition the Company is working with its suppliers to minimize the possibility of such an event occurring and, through its contingency planning, to mitigate the consequences. However, if the Company or its suppliers, distributors or others with whom it conducts business are unable to identify and address the system issues related to the year 2000 risk on a timely basis, there could be a material adverse effect on the Company's results of operations, liquidity and financial condition.

FORWARD-LOOKING STATEMENTS

In order to keep the Company's stockholders and investors informed of the Company's future plans, this Report contains (and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers) forward-looking statements concerning, among other things, the Company's future plans and objectives that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders and potential investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to, general economic and business conditions, including the regulatory environment applicable to the communications industry; weather and similar conditions (including the effects of hurricanes in the Caribbean where the Company's principal manufacturing facilities are located); competition; potential technological changes, including the Company's ability to timely develop new products and adapt its existing products to technological changes; potential changes in customer spending and purchasing policies and practices, as well as the Company's ability to market its existing, recently developed and new products; the risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance; dependence on third parties for its products and product components; the Company's ability to attract and retain technologically qualified personnel; the retention of the tax benefits provided by its Puerto Rico operations; the Company's ability to fulfill its growth strategies; the availability of financing on satisfactory terms to support the Company's growth; the Company's ability to timely and successfully complete its year 2000 compliance program and its suppliers and customers to timely and successfully complete their year 2000 compliance programs in a manner compatible to the Company's systems; and other factors discussed elsewhere in this Report and in other Company reports hereafter filed with the Securities and Exchange Commission.

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

                                             TII INDUSTRIES, INC.

Date: October 29, 1999                       /s/ Paul G. Sebetic
                                             -----------------------------------
                                             Paul G. Sebetic
                                             Vice President-Finance and Chief
                                             Financial Officer