Form 10-Q
period 1999-12-31
TII INDUSTRIES INC
filed 2000-02-09
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended DECEMBER 31, 1999

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

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of February 4, 2000 was 8,832,898.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 December 31,        June 25,
                                                                                                     1999              1999
                                                                                                ----------------  ----------------
                                            ASSETS                                                (unaudited)
Current Assets
    Cash and cash equivalents                                                                           $ 3,243           $ 8,650
    Accounts receivables, net                                                                             5,131             5,589
    Inventories                                                                                          16,111            13,151
    Other                                                                                                   230               182
                                                                                                ----------------  ----------------
           Total current assets                                                                          24,715            27,572
                                                                                                ----------------  ----------------

Property, Plant and Equipment, net                                                                       12,024            12,030

Other Assets                                                                                              1,466             1,628
                                                                                                ----------------  ----------------

                  TOTAL ASSETS                                                                         $ 38,205          $ 41,230
                                                                                                ================  ================

                           LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities
    Current portion of long-term debt and obligation under capital leases                                 $ 541             $ 674
    Accounts payable                                                                                      5,201             6,628
    Accrued liabilities                                                                                   1,873             2,073
    Accrued expenses - operations re-alignment                                                            1,500             1,709
                                                                                                ----------------  ----------------
           Total  current liabilities                                                                     9,115            11,084
                                                                                                ----------------  ----------------

Long-term debt and obligations under capital leases                                                       2,212             2,403
                                                                                                ----------------  ----------------


Series C Convertible Redeemable Preferred Stock, 2,850 shares issued at
    December 31, 1999 and June 25, 1999; liquidation preference of $1,150 per share                       2,850             2,850
                                                                                                ----------------  ----------------

Stockholders' Investment
    Preferred Stock, par value $1.00 per share; 1,000,000 authorized;
      Series C Convertible Redeemable, 5,000 shares authorized; 2,850 shares issued at
        December 31, 1999 and June 25, 1999                                                                   -                 -
      Series D Junior Participating, no shares issued                                                         -                 -
    Common Stock, par value $.01 per share; 30,000,000 shares authorized;  8,850,535
      shares issued at December 31, 1999 and June 25, 1999                                                   89                89
    Warrants outstanding                                                                                     20                20
    Capital in excess of par value                                                                       32,610            32,610
    Accumulated deficit                                                                                  (8,410)           (7,545)
                                                                                                ----------------  ----------------
                                                                                                         24,309            25,174
    Less - Treasury stock, at cost; 17,637 common shares                                                   (281)             (281)
                                                                                                ----------------  ----------------
           Total stockholders' investment                                                                24,028            24,893
                                                                                                ----------------  ----------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                       $ 38,205          $ 41,230
                                                                                                ================  ================

                 See notes to consolidated financial statements


                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   Three Months Ended               Six Months Ended
                                                                        December                        December
                                                                31, 1999        25, 1998        31, 1999        25, 1998
                                                               ------------    ------------   -------------   -------------
Net sales                                                         $ 13,189         $ 8,600        $ 26,162        $ 23,246
Cost of sales                                                       10,920           7,055          21,820          19,200
                                                               ------------    ------------   -------------   -------------

            Gross profit                                             2,269           1,545           4,342           4,046
                                                               ------------    ------------   -------------   -------------

Operating expenses
      Selling, general and administrative                            1,809           2,261           3,706           4,449
      Research and development                                         753             832           1,566           1,721
                                                               ------------    ------------   -------------   -------------
            Total operating expenses                                 2,562           3,093           5,272           6,170
                                                               ------------    ------------   -------------   -------------

            Operating loss                                            (293)         (1,548)           (930)         (2,124)

Insurance proceeds, net of hurricane loss                                -             969               -             969
Interest expense                                                       (76)           (107)           (129)           (220)
Interest income                                                         74               1             180               2
Other income                                                            17              37              14              49
                                                               ------------    ------------   -------------   -------------

            Net loss                                                  (278)           (648)           (865)         (1,324)

Preferred stock embedded dividend                                        -               -               -            (262)
                                                               ------------    ------------   -------------   -------------

Net loss applicable to common stockholders                           ($278)          ($648)          ($865)        ($1,586)
                                                               ============    ============   =============   =============

Basic and diluted net loss per share                                ($0.03)         ($0.08)         ($0.10)         ($0.20)
                                                               ============    ============   =============   =============

Basic and diluted weighted average shares outstanding                8,833           7,962           8,833           7,805
                                                               ============    ============   =============   =============


                 See notes to consolidated financial statements


                      TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
             FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                 Capital
                                                                                in excess
                                                    Common        Warrants        of par        Accumulated       Treasury
                                                    Stock       Outstanding       value           Deficit          Stock
                                                  -----------  ---------------  -----------   ----------------   -----------
BALANCE, June 25, 1999                                  $ 89             $ 20     $ 32,610           $ (7,545)       $ (281)
   Net loss for the six months
    ended December 31, 1999                                -                -            -               (865)            -
                                                  -----------  ---------------  -----------   ----------------   -----------

BALANCE, December 31, 1999                              $ 89             $ 20     $ 32,610           $ (8,410)       $ (281)
                                                  ===========  ===============  ===========   ================   ===========


                 See notes to consolidated financial statements


                                          TII INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 25, 1998 (UNAUDITED)
                                                 (DOLLARS IN THOUSANDS)

                                                                                               1999              1998
                                                                                           -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                                  $ (865)         $ (1,324)

       Adjustments to reconcile net loss to net
       cash (used in) provided by operating activities:
             Depreciation and amortization                                                          637             1,100
             Provision for inventory allowance, net                                                 196             5,199
             Amortization of other assets, net                                                      120                98
             Changes in assets and liabilities
                   Decrease in receivables                                                          458             2,698
                   Increase in insurance claim receivable                                             -            (6,675)
                   Increase in inventories                                                       (3,156)           (1,899)
                   (Decrease) increase  in prepaid expenses and other assets                         (6)              141
                   (Decrease) increase in accounts payable and accrued liabilities               (1,836)            2,026
                                                                                           -------------     -------------
                         Net cash (used in) provided by operating activities                     (4,452)            1,364
                                                                                           -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                                        (631)           (1,039)
                                                                                           -------------     -------------
                         Net cash used in investing activities                                     (631)           (1,039)
                                                                                           -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from exercise of options and warrants                                                 -               172
       Net payment of debt and obligations under capital leases                                    (324)             (383)
                                                                                           -------------     -------------
                         Net cash used in financing activities                                     (324)             (211)
                                                                                           -------------     -------------

                         Net (decrease) increase in cash and cash equivalents                    (5,407)              114

Cash and Cash Equivalents, at beginning of period                                                 8,650               377
                                                                                           -------------     -------------

Cash and Cash Equivalents, at end of period                                                     $ 3,243             $ 491
                                                                                           =============     =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
       Embedded dividend on Series C Preferred Stock                                              $ -             $ 262
                                                                                           =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH TRANSACTIONS:
       Cash paid during the period for interest                                                   $ 129             $ 220
                                                                                           =============     =============


                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  1  -  INTERIM  FINANCIAL  STATEMENTS:   The  unaudited  interim  financial
statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial position at December 31, 1999 and results of operations for the three and six month periods, and cash flows for the six month period, ended December 31, 1999 and December 25, 1998. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 25, 1999. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 - FISCAL YEAR: The Company reports on a 52-53 week fiscal year ending on the last Friday in June, with fiscal quarters ending on the last Friday of each calendar quarter. The Company's fiscal year ending June 30, 2000 will contain 53 weeks. The three month period ended December 31, 1999 contained 14 weeks while the three month period ended December 25, 1998 contained 13 weeks. The six month period ended December 31, 1999 contained 27 weeks while the six month period ended December 25, 1998 contained 26 weeks.

NOTE 3 - NET LOSS PER COMMON SHARE: Basic and diluted net loss per share are based solely on the weighted average number of shares outstanding during the periods due to the net losses for the periods reported. Incremental common stock equivalent shares of 125,000 and 2.8 million were not used in the calculation of diluted loss per common share in the quarters ended December 31, 1999 and December 25, 1998, respectively, and 1.0 million and 2.2 million were not used in the calculation of diluted loss per common share in the six month periods ended December 31, 1999 and December 25, 1998, respectively, since their inclusion would have been antidilutive. Stock options to purchase 3.1 million and 1.5 million shares of common stock for the quarters ended December 31, 1999 and December 25, 1998, respectively, and 2.4 million and 1.9 million shares of common stock for the six month periods ended December 31, 1999 and December 25, 1998, respectively, were outstanding but not included in the computation of diluted loss per common share because, in addition to the net loss in the periods, the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 4 - INVENTORIES: Inventories, net of allowances, consisted of the following components:

                                       December 31,             June 25,
                                           1999                   1999
                                   --------------------   -------------------

             Raw material                   $4,691,000            $4,879,000
             Work in process                 5,914,000             3,191,000
             Finished goods                  5,506,000             5,081,000
                                   --------------------   -------------------

                                           $16,111,000           $13,151,000
                                   ====================   ===================

NOTE 5 - OPERATIONS RE-ALIGNMENT: During fiscal 1999, the Company initiated a strategic operations re-alignment in an effort to enhance operating efficiencies and reduce costs. The plan includes outsourcing a significant portion of the Company's production, closing its Dominican Republic facility, divesting its injection molding and metal stamping operations, workforce reductions and other cost-saving measures throughout the Company. As a result, in the fourth quarter of fiscal 1999, the Company recorded a charge of approximately $1.0 million for severance and employee termination benefits for all of the employees in the Dominican Republic facility, and for those of its metal stamping and plastic injection molding facilities in Puerto Rico. Under this plan, the Company reduced its workforce from approximately 1,165 employees as of April 1999 to approximately 795 as of December 31, 1999, with the target of reducing its workforce to approximately 250 by the end of fiscal 2000. Total severance paid under this operations re-alignment through December 31, 1999 is approximately $209,000.

In connection with this program, the Company assessed the future use and recoverability of certain machinery, equipment and leasehold improvements in the Dominican Republic and its injection molding and metal stamping facilities in Puerto Rico ("Equipment"), and estimated the net realizable value of the Equipment utilizing a recently completed fair market value appraisal, adjusted for the estimated costs to sell the Equipment. As of June 25, 1999, the Company recorded an allowance of approximately $4.3 million, which represented the difference between the Equipment's book value and its estimated net realizable value at such date. In addition, the Company recorded a charge of $699,000 for plant closure costs. As of December 31, 1999, the Company had not yet disposed of any Equipment or paid any such plant closure costs. The Company expects to dispose of the Equipment, which is available for sale, and pay the plant closure costs in the third and fourth quarters of fiscal 2000. The carrying value of the Equipment at December 31, 1999 was approximately $1.3 million. The Company presently does not anticipate any additional charges in relation to the operational re-alignment discussed above.

The accrued employee termination benefits and plant closure costs, payments made through December 31, 1999 and the remaining reserve balances at December 31, 1999, which are included in "Accrued expenses - operations re-alignment" in the accompanying consolidated balance sheets, are as follows:

                                          Employee            Plant
                                         Termination         Closure
                                          Benefits            Costs                Total
                                     -------------------- ----------------  --------------------
Balance at June 25, 1999                     $ 1,010,000        $ 699,000           $ 1,709,000
Payments                                       (209,000)                              (209,000)
                                                                        -
                                     -------------------- ----------------  --------------------

Balance at December 31, 1999                  $  801,000        $ 699,000           $ 1,500,000
                                     ==================== ================  ====================


NOTE 6 - HURRICANE GEORGES: Insurance proceeds, net of hurricane loss arose from damages sustained in September 1998 to the Company's principal operating facilities in Toa Alta, Puerto Rico and San Pedro De Macoris, Dominican Republic as a result of Hurricane Georges which caused significant inventory, equipment and facility damages. In addition, as a result of the storm, the Company experienced production stoppages throughout the second quarter of fiscal 1999. Based on information available at December 25, 1998, the Company estimated that it would receive insurance proceeds that would exceed inventory damages, business interruption losses, fees payable to the Company's insurance advisors, losses to plant and equipment and other expenses by approximately $969,000. However, during the second, third and fourth quarters of fiscal 1999, the Company received aggregate insurance payments that exceeded actual incurred inventory damages, business interruption losses, fees payable to the Company's insurance advisors, losses to plant and equipment and other expenses by approximately $1.4 million. The $439,000 balance of the gain was recorded in the third quarter of fiscal 1999. Based upon information available at December 25, 1998, the Company estimated inventory losses due to damage caused by the hurricane to be approximately $5.0 million, and such amount was provided for as an inventory allowance. The Company recorded an additional inventory allowance of approximately $4.0 million during the third quarter of fiscal 1999 to cover the finally determined inventory loss. As of June 25, 1999, the Company had discarded approximately $7.2 million of the damaged inventory and, during the first six months of fiscal year 2000, approximately $1.8 million of damaged inventory was discarded. The inventory damaged included raw material, work in process and finished goods for a wide variety of the Company's products. All such charges and credits related to Hurricane Georges losses and insurance recoveries are reflected in the accompanying Consolidated Statement of Operations under the caption "Insurance proceeds, net of hurricane loss" and no portion of the inventory losses are reflected under "cost of sales".

NOTE 7 - GEOGRAPHIC INFORMATION: The following table presents the Company's assets and liabilities by geographic area as of December 31, 1999:


                                         U.S. and              Dominican
                                        Puerto Rico            Republic           Consolidated
                                    --------------------   ------------------  --------------------
Current assets                             $ 19,713,000          $ 4,772,000          $ 24,715,000
Property, plant & equipment                  11,556,000              468,000            12,024,000
Other assets                                  1,403,000               63,000             1,466,000
                                    --------------------   ------------------  --------------------
Total assets                               $ 32,902,000          $ 5,303,000          $ 38,205,000
                                    ====================   ==================  ====================

                                    --------------------   ------------------  --------------------
Total liabilities                          $ 11,229,000             $ 95,000          $ 11,324,000
                                    ====================   ==================  ====================


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion and analysis should be read in conjunction with the foregoing consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

Net sales for the fiscal 2000 second quarter increased $4.5 million or 53.4% to $13.2 million from $8.6 million for the second quarter of fiscal 1999 and net sales for the six months ended December 1999 increased $2.9 million or 12.5% to $26.2 million from $23.2 million for the six months ended December 1998. Hurricane Georges struck the Company's facilities in Puerto Rico and the Dominican Republic in September 1998 and caused production stoppages and reduced sales throughout the Company's fiscal 1999 second quarter. The Company utilizes a 52-53 week fiscal year structure, with the quarter ended December 1999 containing 14 weeks. Accordingly, comparative fiscal year 2000 sales benefited by an extra week of operations in fiscal 2000 versus the same periods in fiscal 1999. Partially offsetting these factors was the absence in fiscal 2000 of sales of fiber optic products following the Company's sale of this product line in March 1999.

Gross profit for the second quarter and first six months of fiscal 2000 increased by $724,000 to $2.3 million and by $296,000 to $4.3 million, respectively, due to the higher level of sales. However, gross profit margins decreased for the second quarter and first six months of fiscal 2000 to 17.2% and 16.6% from 18.0% and 17.4% for the second quarter and first six months of fiscal 1999, respectively. Gross profit margin in fiscal 2000 was adversely affected by the absence of sales of the Company's fiber optic product line, which had a higher gross profit margin. To help increase its gross margins, the Company initiated an operations re-alignment during the fourth quarter of fiscal 1999. This includes outsourcing a significant amount of production to a contract manufacturer in China, closing the Company's Dominican Republic manufacturing facility and the sale of its metal stamping and plastic injection molding operations. During this transition, the Company continues to incur manufacturing overhead expenses, which are included in cost of sales and offset the gross profit margin improvement from lower cost of product obtained from the contract manufacturer. Upon the closure of the Dominican Republic facility and the reduction of in-house manufacturing expenditures, the lower cost of product from the contract manufacturer is expected to increase gross profit margins in future quarters.

Selling, general and administrative expenses for the second quarter of fiscal 2000 decreased by $452,000 or 20.0% to $1.8 million from $2.3 million for the second quarter of fiscal 1999. Selling, general and administrative expenses for the first six months of fiscal 2000 decreased by $743,000 or 16.7% to $3.7 million from $4.5 million for the first six months of fiscal 1999. The decreases in both fiscal 2000 periods resulted primarily from the elimination of selling, general and administrative expenses associated with the Company's fiber optic product line, which was sold in March 1999.

Research and development expenses for the second quarter of fiscal 2000 decreased $79,000 or 9.5% to $753,000 from $832,000 for the second quarter of fiscal 1999. Research and development expenses for the first six months of fiscal 2000 decreased $155,000 or 9.0% to $1.6 million from $1.7 million for the first six months of fiscal 1999. The decreases in both fiscal 2000 periods related primarily to lower personnel and other costs associated with the sale of the Company's fiber optic product line.

Insurance proceeds, net of hurricane loss arose from damages sustained in September 1998 to the Company's principal operating facilities in Toa Alta, Puerto Rico and San Pedro De Macoris, Dominican Republic as a result of Hurricane Georges which caused significant inventory, equipment and facility damages. In addition, as a result of the storm, the Company experienced production stoppages throughout the second quarter of fiscal 1999. Based on information available at December 25, 1998, the Company estimated that it would receive insurance proceeds that would exceed inventory damages, business interruption losses, fees payable to the Company's insurance advisors, losses to plant and equipment and other expenses by approximately $969,000. However, during the second, third and fourth quarters of fiscal 1999, the Company received aggregate insurance payments that exceeded actual incurred inventory damages, business interruption losses, fees payable to the Company's insurance advisors, losses to plant and equipment and other expenses by approximately $1.4 million. The $439,000 balance of the gain was recorded in the third quarter of fiscal 1999. Based upon information available at December 25, 1998, the Company estimated inventory losses due to damage caused by the hurricane to be approximately $5.0 million, and such amount was provided for as an inventory allowance. The Company recorded an additional inventory allowance of approximately $4.0 million during the third quarter of fiscal 1999 to cover the finally determined inventory loss. As of June 25, 1999, the Company had discarded approximately $7.2 million of the damaged inventory and, during the first six months of fiscal year 2000, approximately $1.8 million of damaged inventory was discarded. The inventory damaged included raw material, work in process and finished goods for a wide variety of the Company's products. All such charges and credits related to Hurricane Georges losses and insurance recoveries are reflected in the accompanying Consolidated Statement of Operations under the caption "Insurance proceeds, net of hurricane loss" and no portion of the inventory losses are reflected under "cost of sales".

Interest expense for the second quarter and first six months of fiscal 2000 decreased by $31,000 to $76,000 and by $91,000 to $129,000 from $107,000 and
$220,000 in the second quarter and first six months of fiscal 1999, respectively. The declines were due to decreased borrowings under the Company's credit facility.

Interest income for the second quarter and first six months of fiscal 2000 increased by $73,000 to $74,000 and by $178,000 to $180,000 from $1,000 and
$2,000 in the second quarter and first six months of fiscal 1999, respectively, due to increased average cash and cash equivalents balances.

Net loss applicable to common stockholders for the second quarter and first six months of fiscal 2000 was $278,000 and $865,000 versus $648,000 and $1.6 million, respectively, in fiscal 1999. Of the six month reduction, $262,000 relates to the absence of the Preferred Stock embedded dividend, which represented the amortization of the issuance costs and beneficial conversion feature over the period to earliest conversion of the Series C Convertible Preferred Stock sold in a January 1998 private placement.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased $888,000 to $15.6 million at the end of the second quarter of fiscal 2000, while its cash balance decreased by $5.4 million to $3.2 million.

During the first six months of fiscal 2000, $4.5 million of cash was used by operations. While the Company had a net loss of $865,000 for the first six months of fiscal 2000, $757,000 of the loss represented non-cash depreciation and amortization expenses. The Company used $3.1 million of cash to increase inventories to allow for a smooth transition to contract manufacturing and to mitigate the risks associated with the year 2000 issue. During the remaining quarters of fiscal 2000 the Company anticipates inventory levels will decline gradually.

During the first six months of fiscal 2000, investing activities used $631,000 of cash for capital expenditures and financing activities used $324,000 for the payment of long-term debt and obligations under capital leases.

The Company has a credit facility with GMAC Commercial Credit LLC, successor to BNY Financial Corporation, in an aggregate principal amount of $7.6 million, consisting of a $6.0 million revolving credit facility and a $1.6 million term loan. At December 31, 1999, the Company had no outstanding borrowings under the revolving credit facility. The revolving credit facility is limited by a borrowing base equal to 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain reserves. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is April 30, 2003, while the term loan is to be repaid $22,000 monthly through March 31, 2003, subject to mandatory repayments from disposition proceeds and insurance proceeds in certain circumstances.

The Company will close its facility in the Dominican Republic and is seeking to sell its metal stamping and plastic injection molding assets in Puerto Rico. The Company is presently seeking the consent of the holder of its Convertible Subordinated Debt for these transactions. If the Company is unable to obtain that consent, it may be required to pre-pay the $750,000 principal amount of the Convertible Subordinated Debt.

Funds anticipated to be generated from operations, together with available cash and borrowings under the credit facility, are considered to be adequate to finance the Company's operational and capital needs for the foreseeable future.

YEAR 2000


In 1999, the Company implemented a program, with the objective of ensuring that it would not be adversely affected by "Date Discontinuity" problems in computers, software and embedded processors during the transition from 1999 to 2000 and as a result of 2000 being a leap year. Date discontinuity occurs when time as expressed by a system or its software does not move forward successfully in line with true time. The most commonly known manifestation of this occurs in systems that recognize years as two digits and, when moving from '99' to '00', recognize '00' as 1900 or fail altogether.

Work was divided into the following key stages: (1) inventory of hardware, software and embedded systems, (2) analysis of compliance, (3) defining and planning of solutions, (4) implementation and testing of solutions, (5) confirmation of major suppliers' and customers' state of readiness and working with our suppliers to minimize the possibility of such an event occurring and
(6) contingency planning. As part of the Company's program, the Company's enterprise wide manufacturing and accounting system, operating systems, servers and the majority of personal computers were brought into Year 2000 compliance.

To date, the Company has encountered no Year 2000 problems with either its hardware, software or embedded systems or in interfacing with its customers and suppliers. The Company will continue to monitor these matters. The total cost of achieving Year 2000 compliance was approximately $1,050,000.

The most reasonably likely worst case scenario of a Year 2000 compliance failure by the Company or its suppliers is an event that would disrupt the procurement process and impact production and product delivery to customers. If the Company or its suppliers, distributors or others with whom it conducts business are unable to identify and address the system issues related to the Year 2000 risk on a timely basis, there could be a material adverse effect on the Company's business, results of operations and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on December 7, 1999, the Company's stockholders:

(a) Elected the following to serve as Class II directors of the Company until the Company's Annual Meeting of Stockholders to be held in the year 2002 and until their respective successors are elected and qualified, by the following votes:

                                               For                Withheld
                                               ---                --------

    James R. Grover                         7,622,995             697,378
    George S. Katsarakes                    7,681,539             638,834
    Dorothy Roach                           7,467,735             852,638


    (b) Ratified the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the Company's fiscal year ending June 30, 2000, by the following votes:

                              For                Against            Abstain
                              ---                -------            -------
                            8,119,500            189,623            11,250


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      --------

      27.          EDGAR financial data schedule.

(b)   Reports on Form 8-K
      -------------------

      No Reports on Form 8-K were filed during the quarter for which this Report is filed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TII INDUSTRIES, INC.

Date: February 9, 2000                          /s/  Paul G. Sebetic
                                               ---------------------------------
                                                Paul G. Sebetic
                                                Vice President-Finance and Chief
                                                Financial Officer