Form 10-Q
period 2000-03-31
TII INDUSTRIES INC
filed 2000-05-04
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

Commission file number 1-8048



                              TII INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



State of incorporation: DELAWARE      IRS Employer Identification No: 66-0328885


                   1385 AKRON STREET, COPIAGUE, NEW YORK 11726
              (Address and zip code of principal executive office)



                                 (631) 789-5000
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

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 1, 2000 was 9,826,913.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                   March 31,         June 25,
                                                                                                     2000              1999
                                                                                                ----------------  ----------------
                                            ASSETS                                                (unaudited)
Current Assets
    Cash and cash equivalents                                                                           $ 1,120           $ 8,650
    Accounts receivables, net                                                                             6,243             5,589
    Inventories                                                                                          15,295            13,151
    Other                                                                                                   361               182
                                                                                                ----------------  ----------------
           Total current assets                                                                          23,019            27,572
                                                                                                ----------------  ----------------

Property, Plant and Equipment, net                                                                       12,015            12,030

Other Assets                                                                                              1,408             1,628
                                                                                                ----------------  ----------------

                  TOTAL ASSETS                                                                         $ 36,442          $ 41,230
                                                                                                ================  ================

                           LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities

    Current portion of long-term debt and obligation under capital leases                               $ 1,652             $ 674
    Accounts payable                                                                                      2,752             6,628
    Accrued liabilities                                                                                   1,938             2,073
    Accrued expenses - operations re-alignment                                                            1,032             1,709
                                                                                                ----------------  ----------------
           Total  current liabilities                                                                     7,374            11,084
                                                                                                ----------------  ----------------

Long-term debt and obligation under capital leases                                                        2,128             2,403
                                                                                                ----------------  ----------------


Series C Convertible Redeemable Preferred Stock, 2,154 and 2,850 shares outstanding at
    March 31, 2000 and June 25, 1999; liquidation preference of $1,150 per share                          2,154             2,850
                                                                                                ----------------  ----------------

Stockholders' Investment
    Preferred Stock, par value $1.00 per share;  1,000,000 authorized;  Series C
      Convertible Redeemable, 5,000 shares authorized; 2,154 and 2,850 shares
        outstanding at March 31, 2000 and June 25, 1999                                                       -                 -
      Series D Junior Participating, no shares issued                                                         -                 -
    Common Stock, par value $.01 per share; 30,000,000 shares authorized;  9,237,423 and
      8,850,535 shares outstanding at March 31, 2000 and June 25, 1999                                       92                89
    Warrants outstanding                                                                                     20                20
    Capital in excess of par value                                                                       33,333            32,610
    Accumulated deficit                                                                                  (8,378)           (7,545)
                                                                                                ----------------  ----------------
                                                                                                         25,067            25,174
    Less - Treasury stock, at cost; 17,637 common shares                                                   (281)             (281)
                                                                                                ----------------  ----------------
           Total stockholders' investment                                                                24,786            24,893
                                                                                                ----------------  ----------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                       $ 36,442          $ 41,230
                                                                                                ================  ================

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands, except per share data)


                                                                   Three Months Ended              Nine Months Ended
                                                                          March                          March
                                                                31, 2000        26, 1999        31, 2000        26, 1999
                                                               ------------    ------------   -------------   -------------
Net sales                                                         $ 11,853        $ 12,589        $ 38,015        $ 35,835
Cost of sales                                                        9,320          10,355          31,140          29,555
                                                               ------------    ------------   -------------   -------------

            Gross profit                                             2,533           2,234           6,875           6,280
                                                               ------------    ------------   -------------   -------------

Operating expenses

      Selling, general and administrative                            1,700           2,091           5,406           6,540
      Research and development                                         779             843           2,345           2,564
                                                               ------------    ------------   -------------   -------------
            Total operating expenses                                 2,479           2,934           7,751           9,104
                                                               ------------    ------------   -------------   -------------

            Operating income (loss)                                     54            (700)           (876)         (2,824)

Insurance proceeds, net of hurricane loss                                -             439               -           1,408
Interest expense                                                       (46)           (105)           (175)           (325)
Interest income                                                          8               0             188               2
Other income                                                            16           1,970              30           2,019
                                                               ------------    ------------   -------------   -------------

            Net income (loss)                                           32           1,604            (833)            280

Preferred stock embedded dividend                                        -               -               -            (262)
                                                               ------------    ------------   -------------   -------------

Net income (loss) applicable to common stockholders                    $32          $1,604           ($833)            $18
                                                               ============    ============   =============   =============

Net income (loss) per share - basic                                  $0.00           $0.19          ($0.09)          $0.00
                                                               ============    ============   =============   =============

Weighted average shares outstanding - basic                          8,990           8,283           8,885           7,964
                                                               ============    ============   =============   =============

Net income (loss) per share - diluted                                $0.00           $0.15          ($0.09)          $0.00
                                                               ============    ============   =============   =============

Weighted average shares outstanding - diluted                       10,730          10,773           8,885          10,265
                                                               ============    ============   =============   =============

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
              FOR THE NINE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                 Capital
                                                                                in excess
                                                    Common        Warrants        of par        Accumulated       Treasury
                                                    Stock       Outstanding       value           Deficit          Stock
                                                  -----------  ---------------  -----------   ----------------   -----------
Balance June 25, 1999                                   $ 89             $ 20     $ 32,610           $ (7,545)       $ (281)

   Exercise of stock options                               -                -           30                  -             -
   Conversion of Series C
    Preferred Stock                                        3                -          693                  -             -
   Net loss for the nine months
    ended March 31, 2000                                   -                -            -               (833)            -
                                                  -----------  ---------------  -----------   ----------------   -----------
Balance March 31, 2000                                  $ 92             $ 20     $ 33,333           $ (8,378)       $ (281)
                                                  ===========  ===============  ===========   ================   ===========

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       Nine Months Ended March

                                                                                     31, 2000          26, 1999
                                                                                     --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:

       Net (loss) income                                                                  $ (833)           $ 280

       Adjustments to reconcile net (loss) income to net
       cash (used in) provided by operating activities:
             Depreciation and amortization                                                 1,009            1,573
             Provision for inventory allowance, net                                          294            9,329
             Amortization of other assets, net                                               180              148
             Reserve for impaired fixed assets                                                 -              750
             Loss on disposition of property                                                  14                -
             Gain on sale of subsidiary assets                                                 -           (2,168)
             Changes in assets and liabilities
                  (Increase) decrease in receivables                                        (654)           1,238
                  Increase in insurance claim receivable                                       -           (8,694)
                  Increase in inventories                                                 (2,438)          (3,749)
                  (Decrease) increase  in prepaid expenses and other assets                 (139)             237
                  (Decrease) increase in accounts payable and accrued liabilities         (4,688)           3,656
                                                                                        --------         --------
                        Net cash (used in) provided by operating activities               (7,255)           2,600
                                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures                                                               (1,008)          (1,147)
       Net proceeds from sale of subsidiary assets                                             -            4,757
                                                                                        --------         --------
                        Net cash (used in) provided by investing activities               (1,008)           3,610
                                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Proceeds from exercise of options and warrants                                         30              172
       Net borrowing (payment) of debt and obligation under capital leases                   703           (3,582)
                                                                                        --------         --------
                        Net cash provided by (used in) financing activities                  733           (3,410)
                                                                                        --------         --------

                        Net (decrease) increase in cash and cash equivalents              (7,530)           2,800

Cash and Cash Equivalents, at beginning of period                                          8,650              377
                                                                                        --------         --------

Cash and Cash Equivalents, at end of period                                              $ 1,120          $ 3,177
                                                                                          ======            =====

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
       Embedded dividend on Series C Preferred Stock                                         $ -            $ 262
                                                                                          ======            =====
       Conversion of Series C Preferred Stock                                              $ 696          $ 1,350
                                                                                          ======            =====
       Abandonment of property due to operations re-alignment                               $ 71              $ -
                                                                                          ======            =====

SUPPLEMENTAL DISCLOSURE OF CASH TRANSACTIONS:


       Cash paid during the period for interest                                            $ 175            $ 220
                                                                                          ======            =====

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS: The unaudited interim consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial position at March 31, 2000 and results of operations for the three and nine month periods, and cash flows for the nine month periods, ended March 31, 2000 and March 26, 1999. The consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 25, 1999. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 - FISCAL YEAR: The Company reports on a 52-53 week fiscal year ending on the last Friday in June, with fiscal quarters ending on the last Friday of each calendar quarter. The Company's fiscal year ending June 30, 2000 will contain 53 weeks.

NOTE 3 - NET INCOME (LOSS) PER COMMON SHARE: Basic net income (loss) per common share is computed using the weighted average number of shares outstanding during the period. Diluted net income per common share is computed using the weighted average number of shares outstanding adjusted for the dilutive incremental shares attributed to outstanding options and warrants to purchase common stock and preferred stock and note convertible into common stock. Diluted loss per share is based only on the weighted average number of shares outstanding during the period. Incremental common stock equivalent shares of 1.4 million were used in the calculation of diluted net income per common share for the quarter ended March 31, 2000 and incremental common stock equivalent shares of 2.5 million and
2.3 million were used in the calculation of diluted net income per common share for the quarter and nine month period ended March 26, 1999, respectively. Incremental common stock equivalent shares of 1.9 million were not used in the calculation of diluted net loss per common share for the nine month period ended March 31, 2000 as the net loss per share rendered them antidilutive. Stock options to purchase 1.7 million shares and 1.5 million shares of common stock for the quarters, and 2.2 million shares and 1.8 million shares of common stock for the nine-month periods, ended March 31, 2000 and March 26, 1999, respectively, were outstanding but not included in the computation of diluted net income (loss) per common share because their option exercise prices were greater than the average market price of the common shares, and therefore, the effect of inclusion would be antidilutive.

NOTE 4 - INVENTORIES: Inventories, net of allowances, consisted of the following components:

                                         March 31,              June 25,
                                           2000                   1999
                                    --------------------   -------------------
      Raw material                           $4,418,000            $4,879,000
      Work in process                         3,257,000             3,191,000
      Finished goods                          7,620,000             5,081,000
                                    --------------------   -------------------
                                            $15,295,000           $13,151,000
                                    ====================   ===================

NOTE 5 - OPERATIONS RE-ALIGNMENT: During fiscal 1999, the Company initiated a strategic operations re-alignment in an effort to enhance operating efficiencies and reduce costs. The plan includes outsourcing a significant portion of the Company's production, closing its Dominican Republic facility, divesting its injection molding and metal stamping operations, workforce reductions and other cost-saving measures throughout the Company. As a result, in the fourth quarter of fiscal 1999, the Company recorded a charge of approximately $1.0 million for severance and employee termination benefits for all of the employees in its Dominican Republic facility, and for those of its metal stamping and plastic injection molding facilities in Puerto Rico. Under this plan, the Company reduced its workforce from approximately 1,165 employees as of April 1999 to approximately 320 as of March 31, 2000, with the target of reducing its workforce to approximately 250 by the end of fiscal 2000. Total severance paid under this operations re-alignment through March 31, 2000 was approximately $641,000.

In connection with this program, the Company assessed the future use and recoverability of certain machinery, equipment and leasehold improvements in the Dominican Republic and its injection molding and metal stamping facilities in Puerto Rico ("Equipment"), and estimated the net realizable value of the Equipment utilizing a recently completed fair market value appraisal, adjusted for the estimated costs to sell the Equipment. As of June 25, 1999, the Company recorded an allowance of approximately $4.3 million, which represented the difference between the Equipment's book value and its estimated net realizable value at such date. In addition, in the fourth quarter of fiscal 1999, the Company recorded a charge of $699,000 for plant closure costs. As of March 31, 2000, the Company has ceased production in the Dominican Republic and is managing the exit from that facility. Additionally, the Company has entered into a contract to sell its metal stamping and injections molding assets and expects to close the sale in the fourth quarter of fiscal 2000. The Company expects to dispose of the remainder of the Equipment, which is available for sale, and pay the plant closure costs in the fourth quarter of fiscal 2000. The carrying value of the Equipment at March 31, 1999 was approximately $1.3 million. The Company presently does not anticipate any additional charges in relation to the operational re-alignment discussed above. Based upon the success the Company has experienced to date in realigning its Dominican Republic and its plastic injection molding and metal stamping operations, the Company has begun to consider make-versus-buy, or in-house versus out-source, decisions for many of its present processes. If and when the Company concludes out-sourcing a process creates substantial economic benefit to the Company, it may implement further restructuring projects that may or may not result in additional charges in one or more future periods.

The accrued employee termination benefits and plant closure costs, payments made through March 31, 2000 and the remaining reserve balances at March 31, 2000, which are included in "Accrued expenses - operations re-alignment" in the accompanying consolidated balance sheets, are as follows:

                                                     Employee                Plant
                                                    Termination             Closure
                                                     Benefits                Costs                Total
                                                --------------------   ------------------  --------------------
Balance at June 25, 1999                                $ 1,010,000            $ 699,000           $ 1,709,000
Payments                                                  (641,000)             (36,000)             (677,000)
                                                --------------------   ------------------  --------------------
Balance at March 31, 2000                                $  369,000            $ 663,000           $ 1,032,000
                                                ====================   ==================  ====================

NOTE 6 - HURRICANE GEORGES: Insurance proceeds, net of hurricane loss, arose from damages sustained in September 1998 to the Company's principal operating facilities in Toa Alta, Puerto Rico and San Pedro De Macoris, Dominican Republic as a result of Hurricane Georges which caused significant inventory, equipment and facility damages. In addition, as a result of the storm, the Company experienced production stoppages throughout the second quarter of fiscal 1999. Based on information available at December 25, 1998, the Company estimated that it would receive insurance proceeds that would exceed inventory damages, business interruption losses, fees payable to the Company's insurance advisors, losses to plant and equipment and other expenses by approximately $969,000. However, the Company received actual aggregate insurance payments that exceeded actual incurred inventory damages, business interruption losses, fees payable to the Company's insurance advisors, losses to plant and equipment and other expenses by approximately $1.4 million. The $439,000 balance of the gain was recorded in the third quarter of fiscal 1999. Based upon information available at December 25, 1998, the Company estimated inventory losses due to damage caused by the hurricane to be approximately $5.0 million, and such amount was provided for as an inventory allowance at December 25, 1998. The Company recorded an additional inventory allowance of approximately $4.0 million during the third quarter of fiscal 1999 to cover the finally determined inventory loss. As of June 25, 1999, the Company had discarded approximately $7.2 million of the damaged inventory and, during the first nine months of fiscal year 2000, approximately $1.8 million of damaged inventory was discarded. The inventory damaged included raw material, work in process and finished goods for a wide variety of the Company's products. All charges and credits related to Hurricane Georges losses and insurance recoveries are reflected in the accompanying Consolidated Statement of Operations under the caption "Insurance proceeds, net of hurricane loss" and no portion of the inventory losses are reflected under "cost of sales".

NOTE 7 - SALE OF FIBER OPTIC PRODUCT LINE: On March 1, 1999, the Company sold substantially all of the assets of its fiber optic subsidiary, TII-Ditel, Inc. for approximately $5.3 million. Sales of TII-Ditel, Inc. represented approximately 8% of the Company's consolidated sales for the fiscal year ended June 26, 1998. Gross proceeds of $5.3 million less the book value of the net assets sold, the estimated post closing purchase price adjustments and the costs associated with the sale was approximately $2.2 million, which is reflected as a gain on sale of assets and included in other income on the Consolidated Statement of Operations.

NOTE 8 - GEOGRAPHIC INFORMATION: The following table presents the Company's assets and liabilities by geographic area as of March 31, 2000:

                                                     U.S. and              Dominican
                                                    Puerto Rico            Republic           Consolidated
                                                --------------------   ------------------  --------------------
Current assets                                         $ 20,176,000          $ 2,843,000          $ 23,109,000
Property, plant & equipment                              11,698,000              317,000            12,015,000
Other assets                                              1,345,000               63,000             1,408,000
                                                --------------------   ------------------  --------------------
Total assets                                           $ 33,219,000          $ 3,223,000          $ 36,442,000
                                                ====================   ==================  ====================
Total liabilities                                       $ 9,406,000             $ 96,000           $ 9,502,000
                                                ====================   ==================  ====================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion and analysis should be read in conjunction with the foregoing consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

Net sales for the fiscal 2000 third quarter decreased $736,000 or 5.8% to $11.9 million from $12.6 million for the third quarter of fiscal 1999. The decrease in sales was primarily due to the absence of sales of fiber optic products following the Company's sale of this product line in March 1999. Net sales for the nine months ended March 2000 increased $2.2 million or 6.1% to $38.0 million from $35.8 million for the nine months ended March 1999. Comparative fiscal 1999 sales were adversely affected by Hurricane Georges, which struck the Company's facilities in Puerto Rico and the Dominican Republic in September 1998 and caused production stoppages and reduced sales throughout the Company's fiscal 1999 second quarter. Comparative fiscal 2000 sales were adversely affected by the absence in fiscal 2000 of sales of fiber optic products following the Company's sale of this product line in March 1999.

Gross  profit  for the third  quarter  and  first  nine  months  of fiscal  2000 increased by $299,000 to $2.5 million and by $595,000 to $6.9 million, respectively. Gross profit margins improved for the third quarter and first nine months of fiscal 2000 to 21.4% and 18.1%, respectively, from 17.7% and 17.5% for the third quarter and first nine months of fiscal 1999, respectively. The improvement results from the progress made in reducing product costs due to the Company's strategic operations re-alignment, which the Company initiated during the fourth quarter of fiscal 1999. The re-alignment includes outsourcing a significant amount of production to a contract manufacturer in China, closing the Company's Dominican Republic manufacturing facility and the sale of the Company's metal stamping and plastic injection molding operations.

Selling, general and administrative expenses for the third quarter of fiscal 2000 decreased by $391,000 or 18.7% to $1.7 million from $2.1 million for the third quarter of fiscal 1999. Selling, general and administrative expenses for the first nine months of fiscal 2000 decreased by $1.1 million or 17.3% to $5.4 million from $6.5 million for the first nine months of fiscal 1999. The decreases in both fiscal 2000 periods resulted primarily from the elimination of selling, general and administrative expenses associated with the Company's fiber optic product line, which was sold in March 1999 and other cost reduction measures undertaken by the Company.

Research and development expenses for the third quarter of fiscal 2000 decreased by $64,000 or 7.6% to $779,000 from $843,000 for the third quarter of fiscal 1999. Research and development expenses for the first nine months of fiscal 2000 decreased by $219,000 or 8.5% to $2.3 million from $2.6 million for the first nine months of fiscal 1999. The decreases in both fiscal 2000 periods related primarily to lower personnel and other costs associated with the Company's fiber optic product line, which was sold in March 1999.

Insurance proceeds, net of hurricane loss, arose from damages sustained in September 1998 to the Company's principal operating facilities in Toa Alta, Puerto Rico and San Pedro De Macoris, Dominican Republic as a result of Hurricane Georges which caused significant inventory, equipment and facility damages. In addition, as a result of the storm, the Company experienced production stoppages throughout the second quarter of fiscal 1999. Based on information available at December 25, 1998, the Company estimated that it would receive insurance proceeds that would exceed inventory damages, business interruption losses, fees payable to the Company's insurance advisors, losses to plant and equipment and other expenses by approximately $969,000. However, the Company received actual aggregate insurance payments that exceeded actual incurred inventory damages, business interruption losses, fees payable to the Company's insurance advisors, losses to plant and equipment and other expenses by approximately $1.4 million. The $439,000 balance of the gain was recorded in the third quarter of fiscal 1999. Based upon information available at December 25, 1998, the Company estimated inventory losses due to damage caused by the hurricane to be approximately $5.0 million, and such amount was provided for as an inventory allowance at December 25, 1998. The Company recorded an additional inventory allowance of approximately $4.0 million during the third quarter of fiscal 1999 to cover the finally determined inventory loss. As of June 25, 1999, the Company had discarded approximately $7.2 million of the damaged inventory and, during the first six months of fiscal year 2000, approximately $1.8 million of damaged inventory was discarded. The inventory damaged included raw material, work in process and finished goods for a wide variety of the Company's products. All such charges and credits related to Hurricane Georges losses and insurance recoveries are reflected in the accompanying Consolidated Statement of Operations under the caption "Insurance proceeds, net of hurricane loss" and no portion of the inventory losses are reflected under "cost of sales".

Interest expense for the third quarter and first nine months of fiscal 2000 decreased by $59,000 to $46,000 and by $150,000 to $175,000, respectively. The declines were due to decreased borrowings under the Company's credit facility.

Interest income for the third quarter and first nine months of fiscal 2000 increased by $8,000 to $8,000 and by $186,000 to $188,000, respectively, due to increased average cash and cash equivalents balances.

The Company sold its fiber optic product line in March 1999 and recorded a gain on the sale of approximately $2.2 million. As a result of the absence of this gain in fiscal 2000, other income for each of the third quarter and first nine months of fiscal 2000 decreased by $2.0 million from the same periods in the prior year.

Net income (loss) applicable to common stockholders for the third quarter and first nine months of fiscal 2000 was $32,000 and ($833,000) versus $1,604,000 and $18,000 respectively, in fiscal 1999. Included in net income for the nine months ended March 26, 1999 was a $262,000 Preferred Stock embedded dividend, which represented the amortization of the issuance costs and beneficial conversion feature over the period to earliest conversion of the Series C Convertible Preferred Stock sold in a January 1998 private placement. This amount was deducted from net income in determining net income applicable to common stockholders.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2000, the Company's working capital decreased $843,000 to $15.7 million, while its cash balance decreased by $7.5 million to $1.1 million.

During the first nine months of fiscal 2000, $7.3 million of cash was used by operations. While the Company had a net loss of $833,000 for the first nine months of fiscal 2000, $1.2 million of the loss represented non-cash depreciation and amortization expenses. However, a decrease in accounts payable and accrued liabilities used $4.7 million of cash and $2.4 million of cash was used to increase inventories to facilitate a smooth transition to contract manufacturing.

During the first nine months of fiscal 2000, investing activities used $1.0 million of cash for capital expenditures. Financing activities provided $733,000 of cash, resulting from $30,000 of proceeds received from the exercise of options and a net $703,000 increase in borrowings of long-term debt and obligations under capital leases.

The Company has a credit facility with GMAC Commercial Credit LLC, in an aggregate principal amount of $7.5 million, consisting of a $6.0 million revolving credit facility and a $1.5 million term loan. At March 31, 2000, the Company had $1.1 million in outstanding borrowings under the revolving credit facility. The revolving credit facility is limited by a borrowing base equal to 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain reserves. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is April 30, 2003, while the term loan is to be repaid monthly through March 31, 2003, subject to mandatory repayments from disposition proceeds and insurance proceeds in certain circumstances.

On April 28, 2000, the holder of the Company's $750,000 Convertible Note converted that Note into 375,000 shares of Common Stock. To induce the holder to convert the Note the Company reduced the conversion price from $2.50 to $2.00. This transaction will result in a charge of approximately $206,000 on the Statement of Operations in the fourth quarter of fiscal 2000.

Funds anticipated to be generated from operations, together with available cash and borrowings under the credit facility, are considered to be adequate to finance the Company's operational and capital needs for the foreseeable future.

FORWARD-LOOKING STATEMENTS

In order to keep the Company's stockholders and investors informed of the Company's future plans, this Report contains (and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers) forward-looking statements concerning, among other things, the Company's future plans and objectives that are or may be deemed to be "forward-looking statements." The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders and potential investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to, general economic and business conditions, including the regulatory environment applicable to the communications industry; weather and similar conditions (including the effects of hurricanes in the Caribbean where the Company's principal manufacturing facility is located); competition; potential technological changes, including the Company's ability to timely develop new products and adapt its existing products to technological changes; potential changes in customer spending and purchasing policies and practices, as well as the Company's ability to market its existing, recently developed and new products; the risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance; dependence on third parties for its products and product components; the Company's ability to attract and retain technologically qualified personnel; the retention of the tax benefits provided by its Puerto Rico operations; the Company's ability to fulfill its growth strategies; the availability of financing on satisfactory terms to support the Company's growth; and other factors discussed elsewhere in this Report and in other Company reports filed with the Securities and Exchange Commission.

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


PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2000, holders of 696 shares of the Company's Series C Convertible Redeemable Preferred Stock converted such Preferred Stock into 367,888 shares of the Company's Common Stock. The Company believes that the exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"), is applicable to the issuance of such shares, as such issuance involved a security exchanged by the Company with existing security holders exclusively, where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges.

Following the end of the quarter covered by this Report, on April 28, 2000, the holder of the Company's $750,000 Convertible Note converted that Note into 375,000 shares of Common Stock. The Company believes that the exemption from registration afforded by Section 3(a)(9) of the Securities Act is applicable to the issuance of such shares, as such issuance involved a security exchanged by the Company with existing security holders exclusively, where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges.

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


                                             TII INDUSTRIES, INC.

Date: May 3, 2000                             /s/ Paul G.Sebetic
                                              --------------------------------
                                              Paul G. Sebetic
                                              Vice President-Finance and Chief
                                              Financial Officer
                                       13