Form 10-K
period 2000-06-30
TII INDUSTRIES INC
filed 2000-09-28
CIK 277928

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2000
Commission file number 1-8048

                              TII INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

State of incorporation: DELAWARE      I.R.S. Employer Identification No. 66-0328885

                   1385 AKRON STREET, COPIAGUE, NEW YORK 11726

                                 (631) 789-5000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
  Common Stock, $.01 par value
  Series D Junior Participating Preferred Stock
    Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant outstanding as of September 8, 2000 held by non-affiliates of the registrant was approximately $24.7 million. While such market value excludes the market value of shares which may be deemed beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

The number of shares of the Common Stock of the registrant outstanding as of September 8, 2000 was 11,680,484.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                           FORWARD-LOOKING STATEMENTS

In order to keep the Company's stockholders and investors informed of the Company's future plans, this Report contains and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers contain, forward-looking statements concerning, among other things, the Company's future plans and objectives that are or may be deemed to be "forward-looking statements." The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders and potential investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to, general economic and business conditions, including the regulatory environment applicable to the communications industry; weather and similar conditions (including the effects of hurricanes in the Caribbean where the Company's principal gas tube manufacturing facility is located); competition (see "Competition"); potential technological changes (see "Research and Development"), including the Company's ability to timely develop new products and adapt its existing products to technological changes (see "Products" and "Research and Development"); potential changes in customer spending and purchasing policies and practices, loss or disruption of sales to major customers as a result of, among other things, third party labor disputes, shipping disruptions from countries that the Company's contract manufacturers produce the Company's products as well as the Company's ability to market its existing, recently developed and new products (see "Marketing and Sales"); the risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance; dependence on third parties for certain of its products and product components (see "Raw Materials" and "Manufacturing"); the Company's ability to attract and retain technologically qualified personnel (see "Employees"); the retention of the tax benefits provided by its Puerto Rico operations (see "Certain Tax Attributes" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Income Taxes"); the
Company's ability to fulfill its growth strategies (see "Research and Development"); the availability of financing on satisfactory terms to support the Company's growth (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources"); and other factors discussed elsewhere in this Report and in other Company reports hereafter filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

TII designs, produces and markets lightning and overvoltage surge protection products and systems, network interface devices ("NIDs") and station electronic products for use in the communications industry. The Company sells its products to United States telephone operating companies ("Telcos"), including all four Regional Bell Operating Companies ("RBOC"), as well as original equipment manufacturers ("OEMs"), cable television ("CATV") providers and competitive access providers ("CAPs") of communications services. The Company believes that its products offer superior, cost-effective performance features and characteristics, including high reliability, long life cycles, ease of installation and optimum protection against adverse environmental conditions. This has lead to TII becoming the leading supplier of overvoltage surge protectors to the U.S. Telephone industry for use at their subscriber locations.

Overvoltage surge protectors are mandated in the United States by the National Electrical Code ("NEC") to be installed on subscriber telephone lines to prevent injury to users and damage to their equipment due to surges caused by lightning and other hazardous overvoltages. The NEC is published by the National Fire Protection Agency and typically is adopted by states and local municipalities. While similar requirements exist in most other developed countries, a significant portion of the world's communications networks remains unprotected from the effects of overvoltage surges.

The Company's patented broadband coax protector product line was designed to address the rapidly growing market for telephony over coaxial networks. The 1999 edition of the NEC requires lightning and surge protection to be included on network powered coax lines, the preferred technology to bring telephony and broadband services to homes and businesses.

The Company also markets a complete line of NIDs tailored to customer specifications. NIDs house the FCC mandated demarcation point between Telco-owned and subscriber-owned property. NIDs typically also enclose overvoltage surge protectors and various station electronic products, which, among other things, allow a Telco to remotely test the integrity of its lines, thereby minimizing costly maintenance dispatches. To address the demand for voice, high-speed data and interactive video services, Telcos and other communications providers are expanding and upgrading their networks to accommodate the higher bandwidth necessary to transmit these services. To meet this need, TII developed an innovative broadband NID product line specifically designed to house the communication service provider's technology of choice, whether traditional twisted pair lines, high-bandwidth coaxial cable or fiber optic lines.

During fiscal 1999, the Company initiated a strategic operations re-alignment in an effort to enhance operating efficiencies and reduce costs. This program included outsourcing a significant portion of the Company's production, closing its Dominican Republic facility, workforce reductions and other cost-saving measures throughout the Company. As a result, during fiscal 1999, the Company recorded a charge of $6.0 million (see "Business - Manufacturing", "Business - Employees" and "Management's Discussion and Analysis of Financial Condition and Results of Operations"). This operations re-alignment was completed in June 2000.

The Company is a Delaware corporation organized in 1971. Unless the context otherwise requires, the term "Company" or "TII" as used herein refers to TII Industries, Inc. and its subsidiaries. The Company's principal executive office is located at 1385 Akron Street, Copiague, New York 11726 (telephone number
(631) 789-5000) and its principal operations office is located at Rd. 165, Kilometer 1.6, Toa Alta, Puerto Rico 00953 (telephone number (787) 870-2700).

BUSINESS STRATEGY

The Company's strategies for increasing its participation in the rapidly growing worldwide communications industry are based upon focusing on: (i) comprehensive customer relationships tailored to customer specifications, needs, service and support; (ii) growing its core business by capitalizing on its reputation as a producer of quality, high-performance products; (iii) outsourcing certain operations; (iv) establishing collaborative agreements with select partners for product and market development; (v) introducing new and innovative products that are complementary to its current products and (vi) continuing expansion into new markets, including broadband communication networks which provide advanced voice, video and data services, as well as in the commercial, industrial and international surge protection markets.

The Company believes its strategies provide several distinct competitive advantages, including reduced capital investment requirements, raw material and work in process inventory levels and overhead expenditures, as well as enhanced market information and accelerated time-to-market of advanced technology protection products. In addition, close and constant customer contact allows the Company to maintain an updated customer database that, in a rapidly changing technological market, can be used to shape future product offerings and market applications. This approach, combined with the Company's history of constantly improving "protection expertise", improved operations and effective collaboration allows the Company to bring protection solutions to its customers faster, more effectively and more competitively priced than its competitors.

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

         Comprehensive Customer Relationships: The Company works closely with its customer base, including major Telcos and select distributors to the independent Telcos. The Company intends to enter into agreements with partner companies to expand its protection solution systems into the consumer, commercial and industrial markets where the partners have significant and extensive customer relationships.

         Custom Tailored Surge Protection Solutions: The Company's reputation with customers is one of providing swift responses to needs with creative and effective protection solutions with products fully compliant with, and in most cases superior in performance to, the demanding specifications of Telco customers, Telcordia (formerly Bellcore), Underwriters Laboratory ("UL") and other testing facilities.

PRODUCTS

LIGHTNING AND OVERVOLTAGE SURGE PROTECTION PRODUCTS. The Company designs, manufactures and markets overvoltage surge protection products and systems for the worldwide communications industry for use on their subscribers' home or business telephone lines. Surge protectors: (i) protect the subscribers and their equipment; (ii) reduce the subscribers' loss of service; (iii) reduce the communications provider's loss of revenue due to subscriber outages; and (iv) reduce the communications provider's costs to replace or repair damaged equipment. Overvoltage surge protectors differ in power capacity, application, configuration and price to meet varying needs.

In the United States, overvoltage surge protectors are mandated by the NEC to be installed on the subscriber's telephone lines. While similar requirements exist in most other developed countries, a significant portion of the world's communications networks remains unprotected from the effects of overvoltage surges.

         Gas Tubes: The Company's gas tubes represent the foundation upon which most of the Company's overvoltage surge protector products are based. The principal component of the Company's overvoltage surge protector is a proprietary two or three electrode gas tube. Overvoltage surge protection is provided when the voltage on a communication line elevates to a level preset in the gas tube, at which time the gases in the tube instantly ionize, momentarily disconnecting the phone or other equipment from the circuit while safely conducting the hazardous surge to ground. When the voltage on the line drops to a safe level, the gases in the tube return to their normal state, returning the phone and other connected equipment to service. The Company's gas tubes are a standard in the industry and have been designed to withstand multiple high-energy overvoltage surges while continuing to operate over a long service life.

         Modular Station Protectors: One of the Company's most advanced overvoltage surge protectors, marketed under the trademark Totel Failsafe(R)("TFS"), combines the Company's three electrode gas tube with a thermally operated failsafe mechanism. The three-electrode gas tube is designed to protect equipment from hazardous overvoltage surges and the failsafe mechanism is designed to insure that, under sustained overvoltage conditions, the protector will become permanently grounded. The Company combines this TFS protection element with a sealing gel making this modular surge protector virtually impervious to severe moisture or environmental contamination while providing advanced overvoltage surge protection.

         Broadband Coaxial Protectors: Recent revisions to the NEC, as it continues to be adopted by local jurisdictions, require overvoltage surge protection on all network powered subscriber coax lines, the preferred coaxial cable technology to bring telephony and broadband services to homes and businesses. As an integral part of the Company's broadband product line, the Company recently developed its high-performance, 75-ohm, patented Broadband Coax Protector product line to safeguard coaxial cable lines. While providing overvoltage surge protection, the Company's in-line Broadband Coax Protectors are virtually transparent to the network, permitting high-bandwidth signals to be transmitted without adversely affecting the signal. The Company's Broadband Coax Protectors have begun to be installed in active network interface units distributed as part of hybrid-fiber coax (known as HFC) broadband network build-outs. These build-outs, employing HFC architecture, connect residential and business customers to an enhanced range of video, voice and high-speed data communication possibilities, as well as improved signal reliability, better pictures and superior two-way transmission capability over existing and new HFC systems.

Capitalizing on the Company's patent for in line Coaxial Cable Surge Protectors, the Company has also developed a 50-ohm Base Station Protector product line which protects wireless service providers' cell sites from the damaging effects of lightning and other surges. The Company has have also developed its 10 Base T Surge Protector, which is presently utilized by an RBOC customer to deliver broadband signals over "category five" cables, a competing network technology.

         Solid State and Hybrid Overvoltage Surge Protectors: Using solid state components, the Company has developed a line of solid state overvoltage surge protectors. While solid state overvoltage surge protectors are faster than gas tube overvoltage surge protectors at reacting to surges, a feature that some Telcos believe important in protecting certain of their sensitive equipment, they have lower energy handling capability and higher capacitance than gas tubes. When an overvoltage surge exceeds the energy handling capacity of the solid state protector, it fails causing the telephone to cease operating. High capacitance on a communication line adversely affects high bandwidth transmission, distorting the signal. As a result, most Telcos use high energy handling, low capacitance gas tube protectors at the subscriber location. In the Telco's switching center, where lower energy handling and higher capacitance is not a major concern, solid state protectors are used more frequently. As communications equipment becomes more complex, a protector's reaction speed to a surge may be perceived to be more critical than its energy handling capabilities. In response, the Company has also combined solid state protectors with the Company's gas tubes in hybrid overvoltage surge protectors. While generally more expensive and complex than gas tube surge protectors, the hybrid surge protector can provide the speed of solid state protector with the energy handling capability of a gas tube. See "Business - Competition."

         AC Powerline Protectors: TII's powerline surge protectors utilize the Company's surge protection technology and are principally used by Telcos at their central office locations. These devices protect the connected communication equipment against damage or destruction caused when overvoltage surges enter equipment through the powerline.

Overvoltage   surge   protectors   sold   separately  from  NIDs  accounted  for
approximately 59%, 49% and 55% of the Company's net sales during the Company's fiscal years 2000, 1999 and 1998, respectively.

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

To address the demand for voice, high-speed data and interactive video services, Telcos and other communications providers are expanding and upgrading their networks to accommodate the higher bandwidth necessary to transmit these services. In response, TII has developed a line of broadband NIDs designed to enclose the Telcos' technology of choice needed to accommodate higher bandwidth signals, whether traditional twisted pair lines, high-bandwidth coaxial cable or fiber optic lines. The Company's broadband NID product line is modular in design and thus facilitates expansion to accommodate additional access lines subscribers may request in the future. For use in various markets, the NID product line currently consists of enclosures, which accommodate from one to twenty-five access lines. Designed with future technologies in mind, the Company's broadband NIDs also accommodate TII's patented coaxial overvoltage surge protector, as well as fiber optic lines.

NID sales represented approximately 32%, 39% and 30% of the Company's net sales during fiscal 2000, 1999 and 1998, respectively.

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

Station electronics and other products sold separately from NIDs accounted for approximately 9%, 6% and 7% of the Company's net sales in fiscal 2000, 1999 and 1998, respectively.

In order to focus on its core business, the Company sold its fiber optic enclosure product line in March 1999 for $5.3 million. This product line included interconnect hardware components, cable assemblies, and other products, sold primarily to RBOCs, OEMs and long distance telephone companies. Sales of fiber optic enclosure products represented approximately 6% and 8% of the Company's net sales during fiscal 1999 and 1998, respectively.

RESEARCH AND DEVELOPMENT

As the communications and electronics industries continue their dramatic growth, coupled with TII's surge protection solution expertise, new product opportunities arise in the Company's core communication markets and in the rapidly growing CAP markets that are providing users with advanced voice, video and data services, as well as in the commercial, industrial and international surge protection markets. Currently, the Company's research and development ("R&D") and related marketing efforts are focused on several major projects including:

         Expanding and enhancing the broadband NID product line to address anticipated future requirements of Telcos and other communication service providers.

         Further developing coaxial cable overvoltage surge protectors for Telcos, CATV providers and wireless broadband communications markets, including digital satellite television market, wireless, paging, cellular and PCS networks.

         Designing custom overvoltage surge protection systems for OEMs for use throughout Telco and other communications networks, as well as the commercial and industrial markets.

         Designing gas tube, solid state and hybrid overvoltage surge protectors
         and  circuits  for  the  varying   specifications   of  the   worldwide
         communications and power-line markets.

The Company's R&D department currently consists of 29 persons skilled and experienced in various technical disciplines, including physics, electrical and mechanical engineering, with specialization in such fields as electronics, metallurgy and plastics. The Company utilizes advanced computer aided design equipment networked with collaborative partners and directly linked to stereo lithographic modeling capability to accelerate time-to-market.

The Company's R&D expense was $3.1 million in fiscal 2000 and $3.3 million during both fiscal 1999 and 1998. The reduction in expense occurred as the Company is benefiting from collaborative engineering efforts with its contract manufacturers.

MARKETING AND SALES

Prior to selling its products to an RBOC or other Telco, the Company must undergo a potentially lengthy product qualification process. Thereafter, the Company continually submits successive generations of current products, as well as new products, to such customers for qualification. The Company believes that being a leading supplier of overvoltage surge protectors for over 25 years, its current designation as a supplier to all four of the RBOCs and its strategy for developing products by working closely with its customers provide a strong position from which it can market its current and new products.

The Company sells to Telcos primarily through its direct sales force and a network of distributors. TII also sells to CATV providers, CAPs and OEMs, including other NID suppliers, which incorporate the Company's overvoltage surge protectors into their products for resale to Telcos.

The following customers accounted for more than 10% of the Company's consolidated revenues during one or more of the years presented below. The loss of, or the disruption of shipments to, a customer that accounts for greater than 10% of the Company's revenues could have a material adverse affect on the Company's financial condition or results of operations.

                                                        Year Ended
                                            ------------------------------------
                                            June 30,      June 25,      June 26,
                                              2000         1999           1998
                                            --------      --------      --------
Bell Atlantic Corporation (1)                 25%            31%           24%
Tyco Electronics Corporation (2)              19%            15%            9
Corning Cable Systems LLC (3)                 12%             9%           14%
Telco Sales, Inc.                             12%             2%            0%
GTE Communication Systems Corporation (1)      0%             5%           12%


(1) On June 30, 2000, a wholly-owned subsidiary of Bell Atlantic Corporation was merged with and into GTE Corporation, as a result of which GTE
       Corporation became a wholly-owned subsidiary of Bell Atlantic. The combined company is doing business as Verizon Communications. GTE Communications Systems Corporation is a subsidiary of GTE Corporation.
(2) Tyco Electronics Corporation (a successor to Raychem Corporation) is an OEM that purchases certain overvoltage protection products from the Company for inclusion within their products.
(3) Corning Cable Systems LLC (formerly Siecor Corporation) is an OEM that supplies NIDs to Telcos and is required by certain Telcos to purchase TII's overvoltage surge protectors for inclusion within their NIDs.

Purchases of the Company's products are generally based on individual customer purchase orders for delivery within thirty days under general supply contracts. The Company, therefore, has no material firm backlog of orders.

The Company's international sales equaled approximately $1.2 million in fiscal 2000 (2% of sales), $967,000 in fiscal 1999 (2% of net sales) and $2.6 million in fiscal 1998 (5% of net sales). International sales have been made primarily to countries in the Caribbean, South and Central America, Canada and Western Europe. The Company requires foreign sales to be paid for in U.S. currency, and generally requires such payments to be made in advance, by letter of credit or by U.S. affiliates of the customer. International sales are affected by such factors as exchange rates, changes in protective tariffs and foreign government import controls. The Company believes international markets offer substantial opportunities. While the Company intends to devote additional sales and marketing efforts toward increasing its international sales, there can be no assurance that these efforts will be effective or that the Company will achieve significant international sales.

MANUFACTURING

The Company produces its gas tubes and certain of its overvoltage surge protectors, NIDs and station electronics at its facility in Puerto Rico. However, the majority of the production of overvoltage surge protectors (which incorporate gas tubes manufactured at the Company's Puerto Rico facility), NIDs and station electronics are produced by a network of contract manufacturers, the principal one being a U.S. company with a facility in China.

RAW MATERIALS

The primary components of the Company's gas tubes, overvoltage surge protectors, NIDs and other products are stamped, drawn and formed parts made out of a variety of commonly available metals, ceramics and plastics. The manufacture of the Company's overvoltage surge protectors and station electronic products use commonly available solid state components, printed circuit boards and standard electrical components, such as resistors, diodes and capacitors. While the Company has no orders with suppliers of the components utilized in the manufacture of its products with delivery scheduled later than a year, the Company believes that the raw materials used will continue to be available in sufficient supply at competitive prices. The Company depends on its network contract manufacturers, to produce the majority of its products for sale to customers. These manufacturers are responsible for the purchase of raw materials used by them, except for the gas tubes which are supplied by the Company.

COMPETITION

The Company faces significant  competition  across all of its product lines. Its
principal   competitors   are  Corning  Cable  Systems  LLC,  Tyco   Electronics
Corporation and Keptel, Inc. (see "Business - Marketing and Sales").

The Company's gas tube overvoltage surge protectors not only compete with other companies' gas tube overvoltage surge protectors, but also with solid state overvoltage surge protectors. While solid state surge protectors react faster to surges, gas tube overvoltage surge protectors have generally remained the subscriber overvoltage surge protection technology of choice by virtually all Telcos because of the gas tube's ability to repeatedly withstand significantly higher energy surges than solid state surge protectors. This enables gas tubes to survive longer in the field than solid state surge protectors, reducing loss of service and costs in dispatching a maintenance vehicle to replace the failed surge protector. Further, solid state protectors have significantly higher capacitance than gas tube protectors. Higher capacitance adversely affects transmission on a high bandwidth communication line by distorting the signal. Solid state overvoltage surge protectors are used principally in Telcos' central office switching centers where speed is perceived to be more critical than energy handling capabilities and in regions where there is a low incidence of lightning. The Company believes that, for the foreseeable future, both gas tube and solid state protectors will continue to be used as overvoltage surge protectors within the telecommunication market. Solid state and gas tube protectors are produced from different raw materials, manufacturing processes and equipment.

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

The Company has entered into a license agreement pursuant to which the Company is the sole licensee of a patent for a coaxial overvoltage surge protector. This license supplements the Company's use of its own coaxial surge protector patent. Pursuant to this agreement the Company paid a one-time payment and will remit a royalty based on net revenues, subject to minimum annual payments. The term of the licensing agreement continues until the expiration of the patent under the license in 2004 and may be terminated earlier under certain conditions. TII and Totel Failsafe are registered trademarks of the Company.

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

CERTAIN TAX ATTRIBUTES

The Company is incorporated in Delaware with its principal operations office located in the Commonwealth of Puerto Rico. The Company has elected the application of Section 936 of the U.S. Internal Revenue Code ("Code") for its Puerto Rico operations, and presently intends to continue to operate in a fashion that will enable it to qualify for the Section 936 election. The calculation of the amount of allowable credits under Section 936 is based upon qualified wages paid for services performed in Puerto Rico, fringe benefits, depreciation deductions and taxes in Puerto Rico. Based on fiscal 2000 levels of qualified wages, fringe benefits, depreciation and taxes in Puerto Rico, the Company's economic activity based credit limitation is approximately $2.4 million per annum. This amount will decrease in the future since the Company completed its operations re-alignment and reduced expenditures for wages, fringe benefits, depreciation and taxes in Puerto Rico. Although the Section 936 credit has been repealed, the Company continues to be eligible to claim a Section 936 credit until the year ended June 2006 under a special grandfather rule. Puerto Rico income eligible for the Section 936 credit in any tax year beginning after December 31, 2001 and before January 1, 2006 is subject to an additional limitation calculated for the Company to be $4.5 million of taxable income. The Company's Section 936 credit for each year during the grandfather period would continue to be subject to the economic activity limitation as discussed above. Based on the Company's current level of Puerto Rico income and business plans, the Company believes that it will be eligible to claim a Section 936 credit under the grandfather rule discussed above.

Due to its election to operate under Section 936 of the Internal Revenue Code and the availability of certain net operating loss carryforwards and exemptions from income taxes in Puerto Rico, the Company has not been required to pay United States federal or Puerto Rico taxes on most of its income during fiscal years 2000, 1999 and 1998. See Note 4 to Notes to Consolidated Financial Statements.

EMPLOYEES

On September 8, 2000, the Company had approximately 220 full-time employees, of whom 172 were employed at the Company's Puerto Rico facility.

The Company has not experienced any work stoppage as a result of labor difficulties and believes it has satisfactory employee relations. The Company is not a party to any collective bargaining agreements.

ITEM 2.  PROPERTIES

The Company leases a 20,000 square foot facility in Toa Alta, Puerto Rico, which is approximately 20 miles southwest of San Juan, under an agreement which expires in April 2006. This facility contains certain of the Company's manufacturing, warehousing, administrative, research and development, and quality assurance resources.

The Company also occupies a single story building and a portion of another building, consisting of an aggregate of approximately 14,000 square feet in Copiague, New York under leases, which expire in July 2001. These facilities house the Company's principal research and development activities and certain of its marketing, administrative and executive offices.

The Company believes that its facilities and equipment are well maintained and adequate to meet its current requirements.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq National Market under the symbol "TIII". The following table sets forth, for each quarter during fiscal 2000 and 1999, the high and low sales prices of the Company's Common Stock.


Fiscal 2000                                                  High     Low
                                                             ----     ---
         First Quarter Ended September 24, 1999             $2       $1 1/2
         Second Quarter Ended December 31, 1999              1 5/8    1
         Third Quarter Ended March 31, 2000                  3 3/8    1 1/8
         Fourth Quarter Ended June 30, 2000                  4 3/16   1 5/8

Fiscal 1999                                                  High     Low
                                                             ----     ---
         First Quarter Ended September 25, 1998             $8 1/4   $1 15/16
         Second Quarter Ended December 25, 1998              2 5/8    1 3/8
         Third Quarter Ended March 26, 1999                  2 23/32  1 9/16
         Fourth Quarter Ended June 25, 1999                  2 7/16   1 1/2

As of September 8, 2000, the Company had approximately 598 holders of record of its Common Stock.

To date, the Company has paid no cash dividends. For the foreseeable future, the Company intends to retain all earnings generated from operations for use in the Company's business. Additionally, the Company's borrowing arrangements prohibit the payment of dividends until such indebtedness has been repaid in full.

ITEM 6.  SELECTED FINANCIAL DATA

The following Selected Financial Data has been derived from the Company's consolidated financial statements for the five years in the period ended June 30, 2000 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the related notes thereto, included elsewhere in this
Report:

                             SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

                                                   June 30,       June 25,      June 26,      June 27,       June 28,
                                                     2000         1999(a)       1998(a)         1997           1996
                                                 -------------- ------------- ------------- -------------- -------------
STATEMENTS OF OPERATIONS DATA
----------------------------------------------
Net sales                                              $49,635       $49,284       $50,548        $50,675       $44,513
Operating (loss) income                                  ($743)      ($9,211)      ($4,542)         ($892)       $3,856
Net (loss) income applicable
  to common stockholders                               ($1,018)      ($6,402)      ($5,142)         ($856)       $3,737
Net (loss) income per share - diluted                   ($0.11)       ($0.79)       ($0.68)        ($0.12)        $0.47

BALANCE SHEET DATA
----------------------------------------------
Working capital                                        $19,123       $16,488       $15,994        $19,655       $23,801
Total assets                                           $37,316       $41,230       $47,564        $42,823       $42,823
Long-term debt and capital
  leases (including current portion)                    $1,567        $3,077        $5,729         $2,841        $2,739
Redeemable preferred stock                              $1,626        $2,850        $4,738              -             -
Stockholders' investment                               $28,761       $24,893       $28,973        $33,011       $33,862

(a) See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of several factors that affected the Company's results of operations in fiscal 1999 and 1998.

(b)      No cash dividends were declared in any of the reported periods.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Selected Financial Data and the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

OVERVIEW

TII designs, produces and markets lightning and overvoltage surge protection products and systems, network interface devices ("NIDs") and station electronic products for use in the communications industry. The Company has been a leading supplier of overvoltage surge protectors to U.S. telephone operating companies ("Telcos"), including Regional Bell Operating Companies ("RBOCs") for over 25 years. The Company reports on a 52-53 week fiscal year ending on the last Friday in June. Fiscal 2000 contained 53 weeks, while fiscal 1999 and 1998 contained 52 weeks.

The Company's results of operations in fiscal 1999 and 1998 were affected by the following factors:

To meet its customers' needs, the Company introduced a line of broadband NIDs with features and functionality that the Company believes were instrumental in its winning two major contracts in July and September of 1997 (fiscal 1998) with an RBOC and an independent Telco, respectively, each of which was a pre-existing unaffiliated customer. For strategic purposes, the Company accepted orders under one of these contracts that it believed it could fulfill under an aggressive delivery time schedule that mandated it to seek to accelerate production. Beginning in the fourth quarter of fiscal 1997 and continuing through fiscal 1998, the Company incurred additional manufacturing expenses in gearing up toward the accelerated production of its new broadband NID product line, compounded, in the second quarter of fiscal 1998, by production disruptions as the Company sought to meet a customer's requested delivery schedules. These additional manufacturing costs included the hiring of temporary personnel during the initial phases of production, the temporary outsourcing of certain production processes, initial purchases of materials in smaller than usual quantities for which volume discounts were not available, lower initial manufacturing yields and additional freight and other expediting costs. Additionally, results were also adversely affected by continuing expenditures relating to the Company's movement of certain production processes to the Company's facility in the Dominican Republic. The disruptions were primarily caused by the failure of certain vendors to meet the Company's delivery requirements for required molds and inventory components, production breakdowns which produced significant delays and yield losses during the initial production process and delays in completing the training of permanent employees for both the Company's Puerto Rico and Dominican Republic facilities, as well as the hiring of temporary manufacturing employees at its Puerto Rico facilities to meet the accelerated production schedule. While the Company resolved most of the production disruption issues toward the end of the second quarter, during the third and fourth quarters of fiscal 1998, the Company continued to experience certain yield losses, costs associated with outsourcing the production of certain injection molded parts and added costs to air freight products to meet customer delivery requirements.

On September 21 and 22, 1998 (fiscal 1999), the Company's principal operating facilities in Toa Alta, Puerto Rico and San Pedro De Macoris, Dominican Republic sustained significant inventory, equipment and facility damages as a result of Hurricane Georges. In addition, as a result of the storm, the Company experienced production stoppages during the beginning of the second quarter of fiscal 1999 and periods of less than full production continuing into the fiscal 1999 third quarter. Both facilities became fully operational during the third fiscal quarter. Damaged inventory, business interruption losses, fees payable to the Company's insurance advisors, losses to plant and equipment and other expenses incurred totaled $17.9 million. The Company received insurance payments of $19.3 million with respect to the losses sustained, including lost profits. Accordingly, insurance proceeds net of hurricane losses and expenses resulted in a gain of $1.4 million in fiscal 1999.

In order to focus on its core business, the Company sold substantially all of the assets of its fiber optic enclosure subsidiary, TII-Ditel, Inc., in March 1999 for $5.3 million. The resulting gain of $2.2 million is included in other income in fiscal 1999. Sales of TII-Ditel, Inc. represented approximately 6% and 8% of the Company's consolidated sales for fiscal years 1999 and 1998, respectively.

During fiscal 1999, the Company initiated a strategic operations re-alignment in an effort to enhance operating efficiencies and reduce costs. This program included outsourcing a significant portion of the Company's production, closing the Company's Dominican Republic facility, workforce reductions and other cost-saving measures throughout the Company. Under this plan, the Company reduced its workforce from approximately 1,165 employees as of April 1999 to approximately 255 by June 30, 2000, including reductions resulting from the completion of the sale of non-core businesses. As a result, the Company recorded a charge to earnings of $6.0 million in fiscal 1999 comprised of $1.0 million for severance and employee termination benefits, $700,000 for plant closure costs and $4.3 million to reduce the carrying value of leasehold improvements, plant and equipment to be abandoned or sold to their estimated net realizable value. This operations re-alignment was completed in June 2000. See Note 2 to Notes to Consolidated Financial Statements.

FISCAL YEARS ENDED JUNE 30, 2000, JUNE 25, 1999 AND JUNE 26, 1998

Net sales for fiscal 2000 increased $351,000 or 0.7% to $49.6 million from $49.3 million in fiscal 1999. The nominal increse in sales reflect a net increase in sales of newly developed products over the products they are replacing. Net sales for fiscal 1999 decreased by $1.3 million or 2.5% to $49.3 million from $50.5 million in fiscal 1998. The decline resulted primarily from a decrease in product shipped due to the Company's production disruptions caused by Hurricane Georges as well as less sales of fiber optic products as the Company sold this product line on March 1, 1999. These declines were partially offset by an increase in sales of the Company's NID product line.

Gross profit in fiscal 2000 was $9.5 million, or 19.1% of sales, versus $8.5 million, or 17.3% of sales, in fiscal 1999. Gross profit margins improved as a result of the Company's operations re-alignment and the resulting efficiencies and related cost reductions achieved, as well as a better mix of higher margin products as compared to the prior year. Gross profit in fiscal 1999 was $8.5 million, or 17.3% of sales, versus $7.0 million, or 13.9% of sales, in fiscal 1998. Gross profit margins improved as a result of the Company's effort to reduce production costs and because comparability was effected by the abnormally low gross profit margins in the second quarter of fiscal 1998 due to production disruptions experienced in that year.

Selling, general and administrative expenses for fiscal 2000 decreased $1.3 million or 15.9% to $7.1 million from $8.4 million in fiscal 1999. Lower personnel expenses, due to the Company's operations re-alignment, and lower legal expenses produced a majority of the decline. Selling, general and administrative expenses for fiscal 1999 increased $134,000 or 1.6% to $8.4 million from $8.3 million in fiscal 1998 due to increased personnel, promotion and other expenses associated with the Company's efforts to promote new products, including its coaxial cable surge protector product line.

Research and development expenses for fiscal 2000 decreased by $219,000 or 6.5% to $3.1 million from $3.3 million in fiscal 1999. Although overall expenses are down, the Company continues to increase its product development activities. The reduction in expense occurred as the Company is benefiting from collaborative engineering efforts with its contract manufacturers. Research and development expenses for fiscal 1999 increased by $48,000 or 1.5% to $3.3 million. The increase related primarily to a greater number of personnel, and to higher prototype and testing costs associated with product development for expansion of the Company's product lines, including its broadband surge protectors.

Interest expense in fiscal 2000 decreased $173,000 to $214,000 due to decreased borrowings under the Company's credit facilities, offset in part, by higher average interest rates. Interest expense in fiscal 1999 increased $147,000 to $387,000 due to increased borrowings under the Company's credit facilities while the Company was awaiting receipt of insurance proceeds from claims resulting from Hurricane Georges.

Interest income in fiscal 2000 increased $146,000 to $204,000 from $58,000 in fiscal 1999. The increase was due to increased averaged cash balances held by the Company during fiscal 2000. Interest income in fiscal 1999 decreased $64,000 to $58,000 from $122,000 in fiscal 1998. The decline was due to decreased average cash and marketable securities balances held by the Company during fiscal 1999.

In the fourth quarter of fiscal 2000, the holder of the Company's $750,000 unsecured subordinated note converted that note into 428,571 shares of Common Stock at a reduced conversion price. This transaction resulted in charges of approximately $332,000 to other income (expense). Other income (expense) for fiscal 1999 includes a $2.2 million gain on the sale of the Company's fiber optic product line.

INCOME TAXES

The Company is incorporated in Delaware with its principal operations office located in the Commonwealth of Puerto Rico. The Company has elected the application of Section 936 of the U.S. Internal Revenue Code ("Code") for its Puerto Rico operations, and presently intends to continue to operate in a fashion that will enable it to qualify for the Section 936 election. The calculation of the amount of allowable credits under Section 936 is based upon qualified wages paid for services performed in Puerto Rico, fringe benefits, depreciation deductions and taxes in Puerto Rico. Based on fiscal 2000 levels of qualified wages, fringe benefits, depreciation and taxes in Puerto Rico, the Company's economic activity based credit limitation is approximately $2.4 million per annum. This amount will decrease in the future since the Company completed its operations re-alignment and reduced expenditures for wages, fringe benefits, depreciation and taxes in Puerto Rico. Although the Section 936 credit has been repealed, the Company continues to be eligible to claim a Section 936 credit until the year ended June 2006 under a special grandfather rule. Puerto Rico income eligible for the Section 936 credit in any tax year beginning after December 31, 2001 and before January 1, 2006 is subject to an additional limitation calculated for the Company to be $4.5 million of taxable income. The Company's Section 936 credit for each year during the grandfather period would continue to be subject to the economic activity limitation as discussed above. Based on the Company's current level of Puerto Rico income and business plans, the Company believes that it will be eligible to claim a Section 936 credit under the grandfather rule discussed above.

Due to its election to operate under Section 936 of the Internal Revenue Code and the availability of certain net operating loss carryforwards and exemptions from income taxes in Puerto Rico, the Company has not been required to pay United States federal or Puerto Rico taxes on most of its income during fiscal years 2000, 1999 and 1998. See Note 4 to Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents balance decreased to $4.4 million at the end of fiscal 2000 from $8.7 million at the end of fiscal 1999. The decrease resulted from net cash outflows from operations of $5.4 million and investing activities of $591,000, partially offset by net cash inflows from financing activities of $1.8 million. Working capital increased to $19.1 million at the end of fiscal 2000 from $16.5 million at the end of fiscal 1999.

During fiscal 2000, $5.4 million of cash was used in operations, $5.0 million to pay down accounts payable and accrued liabilities and $1.7 million to support an increase in accounts receivable. While the Company incurred a net loss of $1.0 million, this was more than offset by non-cash charges of $1.6 million for depreciation and amortization and $332,000 for induced conversion costs.

During fiscal 2000, cash of $591,000 was used by investing activities, which consisted of $1.1 million of capital expenditures, net of $547,000 of proceeds from the sale of a subsidiary's assets.

Financing activities provided $1.8 million of cash as $2.5 million in net proceeds from a private placement of the Company's Common Stock was partially offset by the use of $782,000 to repay debt and obligations under capital leases.

The Company has no commitments for capital expenditures, but expects to purchase new equipment and incur leasehold improvements in the normal course of business, subject to the maximum amounts permitted under its revolving credit facility.

The Company has a credit facility in an aggregate amount of $7.5 million consisting of a $6.0 million revolving credit facility and a $1.5 million term loan. The revolving credit facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain reserves. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is April 30, 2003, while the term loan is to be repaid through March 31, 2003, subject to mandatory repayments from disposition proceeds and insurance proceeds in certain circumstances. As of June 30, 2000, $1.5 million was outstanding under the term loan and no balance was outstanding on the revolving credit facility. The Company is in compliance with the covenants and terms of this credit facility.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risks, including changes in U.S. dollar interest rates. The interest payable under the Company's credit agreement is principally between 250 and 275 basis points above the London Interbank Offered Rate ("LIBOR") and, therefore, affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to the consolidated operating results of the Company.

The Company requires foreign sales to be paid for in U.S. currency, and generally requires such payments to be made in advance, by letter of credit or by U.S. affiliates of the customer.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TII Industries, Inc.:

We have audited the accompanying consolidated balance sheets of TII Industries, Inc. and subsidiaries as of June 30, 2000 and June 25, 1999, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TII Industries, Inc. and subsidiaries as of June 30, 2000 and June 25, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP




San Juan, Puerto Rico
September 28, 2000

Stamp No. 1682783 of the
Puerto Rico Society of
Certified Public Accountants
has been affixed to the
original copy of this report.

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     June 30,          June 25,
                                                                                       2000              1999
                                                                                  ---------------   ---------------
                                     ASSETS
Current Assets
     Cash and cash equivalents                                                           $ 4,446           $ 8,650
     Accounts receivable, net                                                              7,246             5,589
     Inventories                                                                          12,825            13,151
     Other                                                                                   268               182
                                                                                  ---------------   ---------------
               Total current assets                                                       24,785            27,572
                                                                                  ---------------   ---------------

Property, plant and equipment, net                                                        11,223            12,030

Other                                                                                      1,308             1,628
                                                                                  ---------------   ---------------

               TOTAL ASSETS                                                             $ 37,316          $ 41,230
                                                                                  ===============   ===============

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities
     Current portion of long-term debt and obligations under capital leases                $ 300             $ 674
     Accounts payable                                                                      3,685             6,628
     Accrued liabilities                                                                   1,475             2,073
     Accrued restructuring expenses                                                          202             1,709
                                                                                  ---------------   ---------------
               Total  current liabilities                                                  5,662            11,084
                                                                                  ---------------   ---------------

Long-Term Debt and Obligations Under Capital Leases                                        1,267             2,403
                                                                                  ---------------   ---------------

Series C Convertible Redeemable Preferred Stock, 1,626 and 2,850 shares outstanding at June 30, 2000 and June 25, 1999, respectively;
     liquidation preference of $1,150 per share                                            1,626             2,850
                                                                                  ---------------   ---------------
Commitments and Contingencies (Note 8)
Stockholders' Investment
     Preferred Stock, par value $1.00 per share; 1,000,000 shares authorized;
        Series C Convertible Redeemable, 1,626 and 2,850 shares
          outstanding at June 30, 2000 and June 25, 1999, respectively;                        -                 -
        Series D Junior Participating, no shares outstanding (Note 6)                          -                 -
     Common Stock, par value $.01 per share; 30,000,000 shares authorized;
        11,698,121 and 8,850,535 shares issued; 11,680,484 and
        8,832,898 shares outstanding at June 30, 2000 and
        June 25, 1999, respectively (Note 5)                                                 117                89
     Warrants and options outstanding                                                        369                20
     Capital in excess of par value                                                       37,119            32,610
     Accumulated deficit                                                                  (8,563)           (7,545)
                                                                                  ---------------   ---------------
                                                                                          29,042            25,174
     Less - Treasury stock, at cost; 17,637 common shares                                   (281)             (281)
                                                                                  ---------------   ---------------
               Total stockholders' investment                                             28,761            24,893
                                                                                  ---------------   ---------------

            TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                              $ 37,316          $ 41,230
                                                                                  ===============   ===============

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Fiscal Year Ended
                                                            -----------------------------------------------------
                                                                 June               June               June
                                                               30, 2000           25, 1999           26, 1998
                                                            ----------------   ---------------    ---------------
Net sales                                                          $ 49,635          $ 49,284           $ 50,548
Cost of sales                                                        40,166            40,737             43,504
                                                            ----------------   ---------------    ---------------

        Gross profit                                                  9,469             8,547              7,044
                                                            ----------------   ---------------    ---------------

Operating expenses
     Selling, general and administrative                              7,090             8,424              8,290
     Research and development                                         3,125             3,344              3,296
     Costs to close facility, net of reversals                           (3)            5,990                  -
                                                            ----------------   ---------------    ---------------
        Total operating expenses                                     10,212            17,758             11,586
                                                            ----------------   ---------------    ---------------

        Operating loss                                                 (743)           (9,211)            (4,542)

Insurance proceeds, net of hurricane loss                                 -             1,408                  -
Interest expense                                                       (214)             (387)              (240)
Interest income                                                         204                58                122
Other (expense) income                                                 (265)            1,992                (44)
                                                            ----------------   ---------------    ---------------

        Net loss                                                     (1,018)           (6,140)            (4,704)

Preferred stock embedded dividend                                         -              (262)              (438)
                                                            ----------------   ---------------    ---------------

Net loss applicable to common stockholders                         $ (1,018)         $ (6,402)          $ (5,142)
                                                            ================   ===============    ===============

Basic and diluted net loss per share                                 ($0.11)           ($0.79)            ($0.68)
                                                            ================   ===============    ===============

Basic and diluted weighted average shares outstanding                 9,198             8,100              7,572
                                                            ================   ===============    ===============

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                             (DOLLARS IN THOUSANDS)

                                                                                                        Valuation
                                                                                                        Adjustment
                                                                                                        to record
                                                                                                        Marketable
                                                                       Capital                          Securities
                                                                      in excess                       available for
                                        Common         Warrants         of par        Accumulated        sale at        Treasury
                                         Stock       Outstanding        value           Deficit         fair value       Stock
                                      ------------  --------------- --------------- ----------------- ---------------  -----------
BALANCE, June 27, 1997                       $ 75            $ 159        $ 29,052           $ 3,999             $ 7       $ (281)
   Exercise of stock options                    1                -             860                 -               -            -
   Issuance of Series C Preferred
    Stock (Note 6)                              -                -             250                 -               -            -
   Embedded dividend on Series
    C Preferred Stock                           -                -               -              (438)              -            -
   Unrealized loss on marketable
    securities available for sale               -                -               -                 -              (7)           -
   Net loss for the year                        -                -               -            (4,704)              -            -
                                      ------------  --------------- --------------- ----------------- ---------------  -----------

BALANCE, June 26, 1998                         76              159          30,162            (1,143)              -         (281)
   Exercise of stock options                    1                -             109                 -               -            -
   Exercise of warrants                         -              (19)             81                 -               -            -
   Conversion of Series C
    Preferred Stock                            12                -           2,138                 -               -            -
   Expiration of warrants                       -             (120)            120                 -               -            -
   Embedded dividend on Series
    C Preferred Stock                           -                -               -              (262)              -            -
   Net loss for the year                        -                -               -            (6,140)              -            -
                                      ------------  --------------- --------------- ----------------- ---------------  -----------

BALANCE, June 25, 1999                         89               20          32,610            (7,545)              -         (281)
   Exercise of stock options                    -                -              53                 -               -            -
   Conversion of Series C
    Preferred Stock                             6                -           1,218                 -               -            -
   Sale of Common Stock                        18              349           2,160                 -               -            -
   Conversion of debt                           4                -           1,078                 -               -            -
   Net loss for the year                        -                -               -            (1,018)              -            -
                                      ------------  --------------- --------------- ----------------- ---------------  -----------

BALANCE, June 30, 2000                      $ 117            $ 369        $ 37,119          $ (8,563)            $ -       $ (281)
                                      ============  =============== =============== ================= ===============  ===========

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                       Fiscal Year Ended
                                                                             --------------------------------------
                                                                              June 30,     June 25,     June 26,
                                                                                2000         1999         1998
                                                                             -----------  ------------ ------------
Cash Flows from Operating Activities:
     Net loss                                                                   ($1,018)      ($6,140)     ($4,704)
                                                                             -----------  ------------ ------------

     Adjustments to reconcile net loss to net
        cash used in operating activities:
          Depreciation and amortization                                           1,420         2,193        1,631
          Provision for inventory                                                   396           396          206
          Amortization of other assets                                              239           239          194
          Induced debt conversion cost                                              332
          Cost to close facility, net of reversals                                   (3)        5,990            -
          Gain from sale of subsidiary assets                                         -        (2,168)
          Gain from insurance proceeds, net of hurricane loss                         -        (1,408)
          Changes in operating assets and liabilities
             (Increase) decrease in receivables                                  (1,657)        1,706         (722)
             Increase in inventories                                                (70)       (5,121)      (3,251)
             (Increase) decrease in other assets                                     (5)          377         (602)
             (Decrease) increase in accounts payable and accrued liabilities     (5,045)          790        1,153
                                                                             -----------  ------------ ------------
                   Net cash used in operating activities                         (5,411)       (3,146)      (6,095)
                                                                             -----------  ------------ ------------

Cash Flows from Investing Activities:
     Capital expenditures, net of dispositions                                   (1,138)       (1,809)      (4,890)
     Purchases of marketable securities available for sale                            -             -       (3,572)
     Proceeds from sales and maturities of marketable securities
       available for sale                                                             -             -        7,124
     Net insurance proceeds for hurricane damages                                     -        11,190            -
     Net proceeds from sale of subsidiary's assets                                  547         4,518            -
                                                                             -----------  ------------ ------------
          Net cash (used in) provided by investing activities                      (591)       13,899       (1,338)
                                                                             -----------  ------------ ------------

Cash Flows from Financing Activities:
     Proceeds from exercise of options and warrants                                  53           172          861
     Borrowings of debt and obligations under capital leases                          -           965        3,912
     Payments of debt and obligations under capital leases                         (782)       (3,617)      (1,760)
     Net proceeds from sale of Common Stock                                       2,527             -            -
     Net proceeds from issuance of Preferred Stock                                    -             -        4,550
                                                                             -----------  ------------ ------------
          Net cash provided by (used in) financing activities                     1,798        (2,480)       7,563
                                                                             -----------  ------------ ------------

Net (decrease) increase in cash and cash equivalents                             (4,204)        8,273          130

Cash and cash equivalents, at beginning of year                                   8,650           377          247
                                                                             -----------  ------------ ------------

Cash and cash equivalents, at end of year                                        $4,446        $8,650         $377
                                                                             ===========  ============ ============

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: TII Industries, Inc. and subsidiaries (the "Company") design, produce and market lightning and surge protection products and systems, network interface devices and station electronics for use in the communications industry. Sales of overvoltage surge protection products to United States customers constitute the majority of the Company's consolidated sales for each of the three years ended June 30, 2000.

FISCAL YEAR: The Company reports on a 52-53 week year ending on the last Friday in June. Fiscal 2000 contained 53 weeks, while fiscal 1999 and 1998 contained 52 weeks.

CONSOLIDATION: The consolidated financial statements include the accounts of TII Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

MARKETABLE SECURITIES: The Company categorized its marketable security investments during fiscal 1998 as available-for-sale securities, reported at fair value. Unrealized gains and losses of available-for-sale securities are reported as a separate component of stockholders' investment.

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

OTHER ASSETS: The Company follows the policy of deferring certain patent costs, which are amortized on a straight-line basis over the lesser of the life of the product or the patent. Included within other assets is the cash surrender value of approximately $175,000 relating to key-man life insurance policies with a face amount in excess of $1.1 million.

NET LOSS PER COMMON SHARE: The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the reporting of basic and diluted earnings per share. Since the Company incurred losses in all reported periods, all securities convertible into the

Company's Common Stock were anti-dilutive and excluded from the computation. Therefore, diluted loss per share equals basic loss per share. The following table summarizes outstanding securities that are convertible into the Company's Common Stock:

                                             June 30, 2000                  June 25, 1999               June 26, 1998
                                        ------------------------- ------------------------------ -----------------------
                                                      Exercise                        Exercise                       Exercise
                                       Quantity        Price          Quantity          Price      Quantity            Price
Stock Option Plans (a)               2,757,941       $ 2.08         2,474,501          $ 2.18      2,306,376       $ 4.89
Investor Option                        100,000         2.50           100,000            2.50        100,000         2.50
Warrants                               200,000         7.03           200,000            7.03        200,000         7.03
Warrants                                     -            -                 -               -         60,000         6.56
Warrants                                10,000         6.15            20,000            6.15         20,000         6.15
Convertible Debt                             -            -           300,000            2.50        300,000         2.50
Warrants(b)                          2,214,000         2.79                                 -                           -
Unit Purchase Options(b)               414,000         2.69                 -               -              -            -
Convertible Preferred Stock (c)        850,474                      1,781,250                      1,196,172
                                     ---------                     ----------                     ----------
                                     6,546,415                      4,875,751                      4,182,548
                                    ==========                     ==========                     ==========

(a) Weighted average exercise price of outstanding stock options at year-end.
(b) In June 2000, the Company completed a private placement of 1,800,000 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at $2.79. In connection with this private placement, the Company issued to certain employees of the placement agent 414,000 Unit Purchase Options ("UPO"), at an exercise price of $2.69 per UPO. Each UPO consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at $2.79.
(c) Assuming conversion of the Series C Preferred Shares at 95% of the average of the closing bid prices of the Company's Common Stock during the ten consecutive trading days immediately preceding the applicable fiscal year end.

STATEMENTS OF CASH FLOWS: All highly liquid instruments with an original maturity of three months or less are considered cash equivalents. The Company had cash equivalents of approximately $1.9 million and $271,000 at June 30, 2000 and June 25, 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash, receivables, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these items. The carrying amount of the long-term debt approximates fair value because the interest rate this instrument bears is equivalent to the current rates offered for debt of similar nature and maturity.

STOCK BASED COMPENSATION: The Company applies the intrinsic value method in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for options granted to employees or directors with an exercise price equal to market value at the date of grant.

COMPREHENSIVE INCOME: The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the fiscal year ended June 25, 1999. Comprehensive income consists of net income and other comprehensive income. The adoption had no impact on net income or total stockholders' investment. Other comprehensive income is immaterial for the three years ended June 30, 2000 and, therefore, the Company has elected to omit the additional disclosures required by SFAS No. 130.

SEGMENT INFORMATION: The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended June 25, 1999. SFAS No. 131 supersedes

SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations, financial position or disclosure to the financial statements. The Company has evaluated the provisions of SFAS No. 131 and, based on the management approach required by this statement, has determined that its operating decisions and performance measures are geared towards one segment. The Company however, has applied the geographic and major customers' requirements of SFAS No. 131. See
Note 7.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: During 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. In addition, during 1999 the Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133," which delays the effective date of SFAS No. 133 for one year. The Company is not involved in hedging activities and has no derivative instruments. Therefore, the implementation of SFAS No. 133 is not expected to have a material impact on the Company's consolidated statement of operations or consolidated balance sheet.

NOTE 2 - OPERATIONS RE-ALIGNMENT: During fiscal 1999, the Company initiated a strategic operations re-alignment in an effort to enhance operating efficiencies and reduce costs. This program included outsourcing a significant portion of the Company's production, closing its Dominican Republic facility, divesting its injection molding and metal stamping operations, workforce reductions and other cost-saving measures throughout the Company.

Under this plan,  the Company  reduced its workforce  from  approximately  1,165 employees as of April 1999 to 255 at June 30, 2000, including reductions resulting from the sale of non-core businesses. Additionally, the Company assessed the future use and recoverability of certain machinery, equipment and leasehold improvements in the Dominican Republic and its injection molding and metal stamping facilities in Puerto Rico ("Equipment"). The Company estimated the net realizable value of the Equipment utilizing a recently completed fair market value appraisal, adjusted for the estimated costs to sell the Equipment. An allowance was created equal to the difference between the Equipment's book value and its estimated net realizable value.

As a result, during fiscal 1999, the Company recorded a charge of $6.0 million, included within "Costs to close facility" on the Consolidated Statements of Operations. The Company completed the operations re-alignment during June 2000. During fiscal 2000, the Company analyzed the adequacy of the reserves remaining related to asset impairment, severance and employee termination benefits. The Company reversed approximately $151,000 and $300,000 of severance and employee benefits and plant closures reserves, respectively. This was partially offset by an additional charge of approximately $448,000 related to the property plant and equipment impairment reserve as a result of a reduction in the estimated net realizable value of certain assets. The components of this charge, the corresponding fiscal 2000 activity and the remaining reserve balances at June 30, 2000, which are included in "Property, plant and equipment, net" and in "Accrued restructuring expenses" in the accompanying consolidated balance sheets, are as follows:

                                                          Employee              Plant
                                        Asset            Termination           Closure
                                     Write-downs           Benefits             Costs            Total
                                       ---------          ---------            --------         ---------
Fiscal 1999 restructuring costs
 and asset write-downs               $ 4,281,000        $ 1,010,000           $ 699,000       $ 5,990,000
Cash payments during fiscal 2000               -           (682,000)           (374,000)       (1,056,000)
Non-cash activity                     (4,294,000)          (151,000)           (300,000)       (4,745,000)
Additions to asset write-downs           448,000                  -                   -           448,000
                                       ---------          ---------            --------         ---------
Balance June 30, 2000                  $ 435,000          $ 177,000            $ 25,000         $ 637,000
                                       =========          =========            ========         =========

NOTE 3 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES: The composition of long-term debt and obligations under capital leases is as follows:

                                                                                          June 30,            June 25,
                                                                                            2000               1999
                                                                                        -----------        -----------
Term loan, bearing interest at a rate described below (10% and 8.25%
 at June 30, 2000 and June 25, 1999, respectively)                                      $ 1,469,000        $ 1,731,000

Unsecured subordinated note payable due July 19, 2001, bearing interest at 10%,
 convertible into common stock                                                                   -           $ 750,000

Capitalized leases payable through 2004, bearing interest ranging from
 11.0% to 12.0%, secured by assets with a book value of approximately $87,000              $ 41,000          $ 521,000

Installment notes payable through 2004, bearing interst ranging from 8.0% to 9.5%,
 secured by assets with a net book value of approximately $234,000                         $ 57,000           $ 75,000
                                                                                        -----------        -----------
                                                                                          1,567,000        $ 3,077,000
Current Portion                                                                            (300,000)          (674,000)
                                                                                        -----------        -----------
                                                                                          1,267,000        $ 2,403,000
                                                                                        ===========        ===========

The Company has a credit facility in an aggregate amount of $7.5 million ("Credit Facility"), consisting of a $6.0 million revolving credit facility and a $1.5 million term loan. The revolving credit facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of the eligible accounts receivable and 50% of the eligible inventory, subject to certain reserves. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is April 30, 2003, while the term loan is to be repaid through March 31, 2003, subject to mandatory repayments from disposition proceeds and insurance proceeds in certain circumstances. As of June 30, 2000, $1.5 million was outstanding under the term loan and no balance was outstanding on the revolving credit facility.

Outstanding  revolving  credit loans bear interest at a rate per annum based on:
(a) a floating rate (in general, equal to the greater of the bank's prime rate or 0.50% per annum in excess of a specified weighted average of rates on overnight Federal funds transactions), plus, in either case, 0.25% per annum;
(b) to the extent selected by the Company, a fixed rate based upon the bank's LIBOR rate for specified loan periods plus 2.50% per annum; and (c) to the extent selected by the Company, a rate equal to the daily average of a published "one-month" LIBOR rate plus 2.50% per annum. Outstanding term loans bear interest based at the same rates per annum plus 0.25% per annum. The loan agreements also require the payment by the Company of specified fees. The Credit Facility is secured by a lien and security interest against substantially all of the assets and properties of the Company and its subsidiaries, regardless of whether comprising a part of the borrowing base, and a pledge of all (or in one case 65%) of each subsidiaries' capital stock.

The loan agreements, as amended, require, among other things, that: (a) the Company maintain a consolidated tangible net worth, which includes the value of outstanding Series C Redeemable Preferred Stock, of at least $21.0 million at June 30, 2000 (with such minimum amount to be increased each fiscal quarter thereafter, by an amount equal to 50% of the Company's consolidated net income for such quarter); (b) capital expenditures of the Company and its subsidiaries not to exceed in the aggregate $5.8 million for any fiscal year; and (c) no new operating leases be entered into by the Company or its subsidiaries if, after giving effect thereto, the aggregate annual rental payments for all leased property (excluding capital leases) would exceed $750,000 in any one fiscal year. The loan agreements also impose limitations on, among other things, dividends on and redemptions (and repurchases) of equity securities and the incurrence of additional indebtedness. The Company is in compliance with the covenants and terms of this credit facility.

Future payments for long term debt and obligations under capital leases are as follows:

Fiscal Year                           Amount
-----------                     -------------
2001                            $     300,000
2002                                  307,000
2003                                  950,000
2004                                   10,000
                                -------------
Total Payments                      1,567,000
Less: current portion                (300,000)
                                -------------
                                $   1,267,000
                                =============


In the fourth quarter of fiscal 2000, the holder of the Company's $750,000 unsecured subordinated note converted that note into 428,571 shares of Common Stock at a reduced conversion price. This transaction resulted in charges of approximately $332,000 to other income (expense).

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

The  economic  activity  limitation  on the amount of  allowable  credits  under
Section 936 is based upon qualified wages, fringe benefits, depreciation deductions and taxes in Puerto Rico. Based on fiscal 2000 levels of qualified wages, fringe benefits, depreciation and taxes in Puerto Rico, the Company's economic activity based credit limitation is approximately $2.4 million. This amount will decrease in the future as a result of the Company's operations re-alignment and reduced expenditures for wages, fringe benefits, depreciation and taxes in Puerto Rico.

Although the Section 936 credit was repealed, the Company continues to be eligible to claim a Section 936 credit until the year ended June 2006 under a special grandfather rule. If, however, the Company adds a substantial new line of business (or has a new line of business that becomes substantial), the Company would cease to be eligible to claim the Section 936 credit beginning with the taxable year in which such new line of business is added. Because the Company uses the economic activity limitation, possession income eligible for the Section 936 credit in any tax year beginning after December 31, 2001 and before January 1, 2006 is subject to an additional limitation calculated, in the case of the Company, to be $4.5 million of taxable income. The Company's Section 936 credit for each year during the grandfather period would continue to be subject to the economic activity limitation (as discussed above). Based on the Company's current level of possession income and business plans, the Company believes that it will be eligible to claim a Section 936 credit under the grandfather rule discussed above.

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

At June 30, 2000, for U.S. federal income tax purposes, the Company had net operating loss carryforwards aggregating approximately $19.7 million which expire periodically through 2020, and along with its subsidiaries had consolidated net operating loss carryforwards aggregating approximately $28.7 million which expire periodically through 2020 and general business tax credit carryforwards of approximately $466,000 which expire periodically through 2012. As a result of a private placement in fiscal 1993, there was an ownership change within the meaning of Section 382 of the Code, which limits the ability of the Company and its subsidiaries to utilize their net operating losses and tax credit carryforwards. Accordingly, the maximum amount of net operating loss and tax credit equivalent carryforwards that may be utilized in any year (and which is utilized to offset income prior to the utilization of a credit available under Section 936 of the Code), with respect to net operating losses which arose prior to the private placement, is approximately $334,000 per year for the possessions corporation and approximately $380,000 per year for the United States subsidiaries. The effect of the ownership change is somewhat mitigated with respect to the Company as a result of its Section 936 election since United States federal income tax is payable only to the extent such tax exceeds the Company's Section 936 credit. Included in the above net operating loss carryforwards are approximately $13.8 million and $16.9 million, respectively of net operating losses that were generated prior to the ownership change that are subject to the Section 382 limitation. Of these amounts it is unlikely that $11.3 million and $12.9 million, respectively will be utilized prior to expiration due to the Section 382 limitation discussed above. In addition, net operating losses generated subsequent to the ownership change are not subject to limitations and may therefore be fully utilized. As of June 30, 2000, the Company and the Company's United States subsidiaries have approximately $5.9 million and $5.8 million, respectively, of net operating losses that were generated subsequent to the ownership change and remain available for use through 2020. In addition, the Company and the Company's United States subsidiaries have available approximately $506,000 and $657,000, respectively, in unused Section 382 annual net operating loss limitation carryforwards.

Temporary differences between income tax and financial reporting assets and liabilities (primarily inventory valuation allowances, property and equipment and accrued employee benefits) and net operating loss carryforwards give rise to deferred tax assets in the amount of approximately $7.3 million for which a full (100%) offsetting valuation allowance has been provided due to the uncertainty of realizing any benefit in the future.

NOTE 5 - COMMON STOCK: The Company is authorized to issue 30,000,000 shares of Common Stock.

STOCK OPTION PLANS: The Company's 1995 Stock Option Plan (the "1995 Plan") and 1998 Stock Option Plan (the "1998 Plan") permit each of the Board of Directors and the Compensation Committee of the Board of Directors to grant, until September 2005 and October 2008, respectively, options to employees (including officers and directors who are employees) and consultants covering 1,208,600 (after giving effect to exercises through June 30, 2000) and 1,500,000 shares, respectively, of Common Stock. Option terms (not to exceed 10 years), exercise prices and exercise dates are determined by the Board of Directors or the Compensation Committee of the Board. At June 30, 2000, options to purchase 1,208,600 and 1,323,941 shares were outstanding under the 1995 Plan and 1998 Plan, respectively, and 60,400 options are outstanding under the Company's 1986 Stock Option Plan, although no further options may be granted under the Company's 1986 Stock Option Plan.

The 1994 Non-Employee Director Stock Option Plan covers an aggregate of 200,000 shares of Common Stock (with 165,000 options outstanding as of June 30, 2000) and provides that (i) non-employee Directors are granted options to purchase 10,000 shares of Common Stock upon their initial election to the Board and following each annual meeting of Stockholders; (ii) all options granted vest in full immediately following their grant; (iii) the term of options granted is ten years; and (iv) the period following termination of service during which a non-employee Director may exercise an option is twelve months, except that an option shall automatically terminate upon cessation of service as a non-employee Director for cause.

Certain information relating to the employee stock option plans and the 1994 Non-Employee Director Stock Option Plan for the years ended June 30, 2000, June 25, 1999 and June 26, 1998 follows:

                                                                     Fiscal Year Ended
                                      ---------------------------------------------------------------------------------
                                            June 30, 2000              June 25, 1999               June 26, 1998
                                      --------------------------  -------------------------   -------------------------
                                                      Weighted                   Weighted                    Weighted
                                                      Average                     Average                    Average
                                        Number        Exercise      Number       Exercise       Number       Exercise
                                       of Shares       Price       of Shares       Price       of Shares      Price
                                      ------------   -----------  ------------   ----------   ------------  -----------
Outstanding at beginning of year        2,474,501         $2.18     2,306,376        $4.89      1,661,207        $4.98
Granted                                   534,000          1.60     1,115,141         2.27        855,500         4.61
Exercised                                 (34,200)         1.56       (21,075)        5.23       (168,828)        4.31
Canceled or expired                      (216,360)         2.10      (925,941)        5.12        (41,503)        4.87
                                      ------------   -----------  ------------   ----------   ------------  -----------
Outstanding at end of year              2,757,941         $2.08     2,474,501        $2.18      2,306,376        $4.89
                                      ============   ===========  ============   ==========   ============  ===========

Options exercisable at end of period      773,369                     491,110                     949,356
Shares available for future grant
 at end of period                         196,059                     555,859                     103,500
Exercise price per share of options
 exercised during period                  $1.56                    $3.13-5.75                  $2.50-6.75
Exercise price per share of options
 outstanding at end of period          $1.03-8.25                  $1.56-8.25                  $2.50-9.38

The following is additional information relating to options outstanding as of June 30, 2000:

                                            Weighted        Weighted                       Weighted
                               Number        Average        Average          Number        Average
       Exercise                  Of         Exercise      Contractual          Of          Exercise
      Price Range              Shares         Price       Life (Years)       Shares         Price
------------------------    -------------  ------------  ---------------   ------------  -------------
     $1.03  -     $1.50          137,500        $ 1.30              9.5         58,750         $ 1.22
      1.51  -      2.00        1,548,100          1.60              8.7        247,410           1.58
      2.01  -      2.50          896,941          2.31              8.5        299,309           2.31
      2.51  -      8.25          175,400          5.76              5.5        167,900           5.82
                            -------------  ------------  ---------------   ------------  -------------
                               2,757,941        $ 2.08              8.5        773,369         $ 2.76
                            =============  ============  ===============   ============  =============

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans as Accounting Principles Board ("APB") Opinion 25 and related interpretations in accounting for stock options plans is followed. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123, net loss would have been increased to the pro forma amounts indicated in the table below.

                                          Fiscal Year Ended June
                                  ------------------------------------
                                  30, 2000      25, 1999      26, 1998
                                  --------      --------      --------
Net loss applicable to common
stockholders:
  As reported                   ($1,018,000)  ($6,402,000)   ($5,142,000)
  Pro Forma                     ($2,105,000)  ($7,430,000)   ($5,817,000)
Net loss per share:
  As reported                        ($0.11)       ($0.79)        ($0.68)
  Pro Forma                          ($0.23)       ($0.92)        ($0.77)

The weighted average fair value of options granted were determined based on the Black-Scholes model, utilizing the following assumptions:

                                                            June 30,       June 25,        June 26,
                                                              2000           1999            1998
                                                          -------------  -------------   -------------
Expected term                                                  5 Years        6 Years         7 Years
Interest rate                                                     6.0%           6.1%            5.6%
Volatility                                                       62.3%          54.2%           35.2%
Dividends                                                           0%             0%              0%
Weighted average fair value of options granted                   $0.93          $1.32           $2.24

OTHER OPTIONS AND WARRANTS OUTSTANDING: As of June 30, 2000, the Company had outstanding an option exercisable into 100,000 shares of Common Stock at $2.50 per share that expires in July 2003 and warrants (in addition to the placed warrants described in Note 6) exercisable into 10,000 shares of Common Stock at $6.15 per share that expire in July 2001.

In June 2000, the Company completed a private placement of 1,800,000 units at $1.75 per unit, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock. Each warrant entitles its holder to purchase, between December 9, 2000 and December 8, 2004, one share of Common Stock at an exercise price of $2.79. In connection with this private placement, the Company issued to certain employees of the placement agent 414,000 UPOs. Each UPO can be exercised at an exercise price of $2.69 per UPO, between December 9, 2000 and December 8, 2004. Each UPO consists of one share of Common Stock and one Warrant to purchase one share of Common Stock at $2.79 Both the warrants and UPOs are subject to possible adjustment of the number of shares issuable upon their exercise, and their exercise prices, if certain events occur.

See Note 6 for information concerning warrants to purchase 200,000 shares of Common Stock at an exercise price of $7.03 per share until January 25, 2001 issued in connection with a private placement in January 1998.

NOTE 6 - PREFERRED STOCK: The Company is authorized to issue up to 1,000,000 shares of Preferred Stock in series, with each series having such powers, rights, preferences, qualifications and restrictions as determined by the Board of Directors.

SERIES C CONVERTIBLE PREFERRED STOCK AND WARRANTS EXPIRING JANUARY 2001: In January 1998, the Company completed a private placement of 5,000 shares of its Series C Convertible Preferred Stock ("Preferred Shares") and Warrants to purchase an aggregate of 200,000 shares of its Common Stock at an exercise price of $7.03 per share, which expire on January 25, 2001 ("1998 Warrants") for an aggregate purchase price of $5.0 million. After giving effect to commission and other issuance costs aggregating approximately $450,000, net proceeds were approximately $4.6 million. The Preferred Shares were issued with a beneficial conversion feature which has been valued at $250,000 and recognized as additional paid in capital. The amortization of both the issuance costs of $450,000 and the beneficial conversion feature of $250,000 over the period to the earliest conversion date (eight months) has been recognized as a non-cash preferred stock embedded dividend, increased the net loss applicable to common stockholders in fiscal 1998 and 1999 and has been added to the Preferred Shares balance. The Preferred Shares bear no dividends, are convertible into shares of the Company's Common Stock at a conversion price equal to the lower of $5.58 or 95% of the average of the closing bid prices of the Company's Common Stock during the ten consecutive trading days immediately preceding the conversion date of the Preferred Shares. The Preferred Shares are redeemable at the option of the holders at a price equal to $1,150 per share in the event of certain business combinations of the Company, the sale of substantially all of the Company's assets and in certain other cases, including the failure of the Company to maintain the effectiveness of a registration statement covering the resale of the Company's Common Stock underlying both the Preferred Shares and the 1998 Warrants, to maintain the listing of the Company's Common Stock on the Nasdaq National Market or the Company's failure to convert the Preferred Shares. Because the Preferred Shares have conditions for redemption that are not solely within the control of the Company, they have been classified outside of stockholders' investment in the accompanying consolidated balance sheet. During fiscal 2000, 1,224 Preferred Shares were converted into 584,815 shares of Common Stock and, during fiscal 1999, 2,150 Preferred Shares were converted into 1,187,659 shares of Common Stock.

SERIES D JUNIOR PARTICIPATING PREFERRED STOCK: In May 1998, the Company adopted a Stockholder Rights Plan providing for the distribution to the Company's stockholders of one Right ("Rights") for each share of the Company's Common Stock issued and outstanding at the opening of business on May 21, 1998 (the "Distribution Date") and each subsequent share of Common Stock issued. Each Right entitles the registered holder of a share of Common Stock to purchase from the Company 1/1000 of a share of Series D Junior Participating Preferred Stock of the Company, par value $1.00 per share, at a price of $30 per Right (the "Purchase Price"), subject to adjustment. The Rights have a term of ten years, have no voting power or rights to dividends, and are not detachable and not separately transferable from the Company's Common Stock until they become exercisable. In general, the Rights become exercisable following an announcement that a person or group of affiliated or associated persons (an "Acquiring Person") owns, or the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning, at least 20% of the Company's outstanding Common Stock. If any person becomes an Acquiring Person by acquiring beneficial ownership of at least 20% of the Company's Common Stock, each outstanding Right (other than those owned by an Acquiring Person) will "flip in" and become a right to buy, at the Purchase Price, that number of shares of Common Stock of the Company that will have a market value of two times the Purchase Price. After a person becomes an Acquiring Person (but before such Acquiring Person owns 50% or more of the outstanding Common Stock), the Company may permit each Right (other than those owned by an Acquiring Person) to be exchanged, without payment of the Purchase Price, for one share of Common Stock. If (i) the Company is acquired in a merger or other business combination transaction and the Company does not survive or the Company merges, consolidates or engages in a share exchange with another person and does survive but all or part of its stock is changed or (ii) at least 50% of the

Company's assets or earning power is sold or transferred, then each outstanding Right will "flip over" and become a right to buy, at the Purchase Price, that number of shares of Common Stock of the acquiring company that will have a market value of two times the Purchase Price. The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time prior to the time a person acquires beneficial ownership of at least 20% of the Company's Common Stock and, if certain conditions are met, within ten days following the time a person has acquired 20% or more of the Common Stock.

NOTE 7 - SIGNIFICANT CUSTOMERS, EXPORT SALES AND GEOGRAPHICAL SEGMENTS:

SIGNIFICANT CUSTOMERS: The following customers accounted for more than 10% of the Company's consolidated revenues during one or more of the years presented below:

                                                        Year Ended
                                            ------------------------------------
                                            June 30,      June 25,      June 26,
                                              2000         1999           1998
                                            --------      --------      --------
Bell Atlantic Corporation (1)                 25%            31%           24%
Tyco Electronics Corporation (2)              19%            15%            9
Corning Cable Systems LLC (3)                 12%             9%           14%
Telco Sales, Inc.                             12%             2%            0%
GTE Communication Systems Corporation (1)      0%             5%           12%


(1) On June 30, 2000, a wholly-owned subsidiary of Bell Atlantic Corporation was merged with and into GTE Corporation, as a result of which GTE Corporation became a wholly-owned subsidiary of Bell Atlantic. The combined company is doing business as Verizon Communications. GTE Communications Systems Corporation is a subsidiary of GTE Corporation.
(2) Tyco Electronics Corporation (a successor to Raychem Corporation) is an original equipment manufacturer that purchases certain overvoltage protection products from the Company for inclusion within their products.
(3) Corning Cable Systems LLC (formerly Siecor Corporation) is an original equipment manufacturer that supplies network interface devices to telephone companies and is required by certain telephone companies to purchase TII's overvoltage surge protectors for inclusion within their network interface devices.


EXPORT SALES: For each of the three years ended June 30, 2000 export sales were less than 10% of consolidated net sales.

GEOGRAPHICAL SEGMENTS: Sales of overvoltage surge protection products to United States customers constitute the majority of the Company's consolidated sales for each of the three years ended June 30, 2000. As part of the operations re-alignment (see Note 2), the Company closed its manufacturing facility in the Dominican Republic, the only area considered by the Company's management as foreign, and, as a result, there are no operating facilities nor producing assets outside the United States and Puerto Rico. Consequently, the Company's operations located in Puerto Rico and Copiague, New York are managed as one geographic segment.

NOTE 8 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS: The Company leases real property and equipment under various leases with terms expiring through April 2006. The leases require minimum annual rentals, exclusive of real property taxes, of approximately $310,000, $83,000, $83,000, $83,000 and
$153,000  in  fiscal  years  2001,  2002,  2003,  2004 and 2005 and  thereafter, respectively. Substantially all of the real property leases contain escalation clauses related to increases in property taxes.

Since fiscal year 1982, the Company has leased equipment from PRC Leasing, Inc. ("PRC"), a corporation owned by the Chairman of the Board of the Company. This lease was amended in June 2000, removing certain items from the lease agreement and reducing the annual rent by the corresponding annual rent attributed to the removed items. The present annual rental amount is $139,476, the lease expires on July 17, 2001 and at June 30, 2000 no accrued rent was due under this agreement. The equipment under lease from PRC was purchased by PRC at various times since 1982. The Company is advised that PRC employs a depreciation schedule that fully depreciates assets over a maximum of 10 years or the asset's useful life, whichever is shorter, that the original cost of assets under lease to the Company at June 30, 2000 was approximately $2.0 million and, although fully depreciated, those assets had an appraised fair market value of $1.6 million as of November 12, 1998. All equipment under lease has been of good quality and most, if not all, equipment is expected to remain usable by the Company through the end of the lease term. From time to time, new purchases of equipment by PRC may replace or be added to the equipment under lease. It is both the Company's and PRC's intention that these purchases will be to maintain the level of performance of the equipment and not to increase the rentals paid by the Company.

Rental expense, including property taxes, for fiscal 2000, 1999 and 1998 was approximately $681,000, $781,000 and $634,000 respectively, including $200,000 each year relating to the equipment leases with PRC.

NOTE 9 - PROFIT SHARING PLAN: The Company has a defined contribution pension plan through a 401(k) profit sharing plan. The plan covers substantially all U.S. and Puerto Rico employees and requires the Company to match employees' contributions up to specified limitations and subject to certain vesting schedules.

NOTE 10 - SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION:

                                                                                     June 30,          June 25,
                                                                                       2000              1999
                                                                                  ---------------   ---------------
SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION
Accounts receivable
     Trade accounts receivable                                                        $7,329,000        $5,201,000
     Other receivables                                                                    61,000           504,000
     Less: allowance for doubtful accounts                                              (144,000)         (116,000)
                                                                                  ---------------   ---------------
                                                                                      $7,246,000        $5,589,000
                                                                                   =============    ==============
Inventories:
     Raw materials and subassemblies                                                  $8,342,000        $9,346,000
     Work in progress                                                                 $4,387,000        $3,191,000
     Finished Goods                                                                   $3,059,000        $5,081,000
                                                                                  ---------------   ---------------
                                                                                      15,788,000        17,618,000
     Less: allowance for inventory                                                    (2,963,000)       (4,467,000)
                                                                                  --------------   ---------------
                                                                                     $12,825,000       $13,151,000
                                                                                  ==============   ===============

Property, plant and equipment:
     Machinery and equipment                                                         $19,392,000       $19,542,000
     Tools, dies and molds                                                             9,655,000         9,998,000
     Leasehold improvements                                                            4,791,000         7,188,000
     Office fixtures, equipment and other                                              2,190,000         2,685,000
                                                                                  --------------   ---------------
                                                                                      36,028,000        39,413,000
     Less: accumulated depreciation                                                  (24,805,000)      (27,383,000)
                                                                                  --------------   ---------------
                                                                                     $11,223,000      $ 12,030,000
                                                                                  ==============   ===============
Accrued liabilities:
     Payroll, incentive and vacation                                                    $584,000          $906,000
     Accrued payroll taxes                                                                34,000           330,000
     Legal and professional fees                                                         299,000           685,000
     Rent                                                                                      0            50,000
     Other                                                                               558,000           102,000
                                                                                  --------------   ---------------
                                                                                     $ 1,475,000      $  2,073,000
                                                                                  ==============   ===============

                                                                                     Fiscal Year Ended
                                                                          ----------------------------------------
                                                                           June 30,      June 25,      June 26,
Supplemental Consolidated Statement of Cash Flows Information                2000          1999          1998
                                                                          -----------   ------------  ------------
Capital leases entered into                                                      $ -            $ -         $ 729
                                                                          ===========   ============  ============
Embedded dividend on Series C Preferred Stock                                    $ -          $ 262         $ 438
                                                                          ===========   ============  ============
Valuation adjustment to record marketable securities
  available for sale at fair value                                               $ -            $ -          $ (7)
                                                                          ===========   ============  ============
Cash paid for income taxes                                                       $ -            $ -         $ 112
                                                                          ===========   ============  ============
Cash paid for interest                                                       $ 215         $ 404            $ 212
                                                                          ===========   ============  ============

NOTE 11 - DISPOSITIONS: In March 1999, the Company sold substantially all of the assets of its fiber optic products subsidiary, TII-Ditel, Inc. for $5.3 million. The resulting gain of $2.2 million is included in other income in fiscal year 1999.

NOTE 12 - QUARTERLY RESULTS (UNAUDITED): The following table reflects the unaudited quarterly results of the Company for the fiscal years ended June 30, 2000 and June 25, 1999:

                                                                                         Net (Loss)
                                                                                          Income         Diluted
                                                                     Operating          Applicable     Net (Loss)
                                                  Gross                (Loss)           to Common        Income
   Quarter Ended             Net Sales           Profit                Income          Shareholders    Per Share
----------------------------------------------------------------------------------------------------------------
2000 FISCAL YEAR
September 24, 1999        $12,973,000         $2,073,000           $ (637,000)        $(587,000)     $ (0.07)
December 31, 1999          13,189,000          2,269,000             (293,000)         (278,000)       (0.03)
March 31, 2000             11,853,000          2,533,000               54,000            32,000            -
June 30, 2000              11,620,000          2,594,000              133,000          (185,000)       (0.02)
1999 FISCAL YEAR
Sepbember 25, 1998        $14,646,000         $2,501,000           $ (576,000)        $(938,000)     $ (0.12)
December 25, 1998           8,600,000          1,545,000           (1,548,000)         (648,000)       (0.08)
March 26, 1999             12,589,000          2,234,000             (700,000)        1,604,000         0.15
June 25, 1999(a)           13,449,000          2,267,000           (6,387,000)       (6,420,000)       (0.75)

(a) Includes a charge of $6.0 million for costs to close facility. See Note 2 to Notes to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

The information called for by Part III (Items 10, 11, 12 and 13 of Form10-K) is incorporated herein by reference to such information which will be contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company's 2000 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Report of Independent Public Accountants...................................        20
         Consolidated Balance Sheets at June 30, 2000 and June 25, 1999.............        21
         Consolidated Statements of Operations for each of the three years in the
           period ended June 30, 2000...............................................        22
         Consolidated Statements of Stockholders' Investment for each of the
           three years in the period ended June 30, 2000............................        23
         Consolidated Statements of Cash Flows for each of the three years in
           the period ended June 30, 2000...........................................        24
         Notes to Consolidated Financial Statements.................................        25

(a)(2)   Report of Independent Public Accountants...................................        S-1
         Schedule II - Valuation and Qualifying Accounts............................        S-2

   (3)    Exhibits
          --------

Exhibit
Number                                                           Description
------                                                           -----------
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

3(a)(2) Certificate of Designation, as filed with the Secretary of State of the State of Delaware on January 26, 1998. Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated (date of earliest event reported) January 26, 1998. (File No. 1-8048).

3(a)(3) Certificate of Designation, as filed with the Secretary of State of the State of Delaware on May 15, 1998. Incorporated by reference to
            Exhibit 4.1 to the Company's Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

3(b)        By-laws of the  Company,  as amended.  Incorporated  by reference to
            Exhibit 4.02 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 33- 64980).

4(a) Rights Agreement, dated as of May 15, 1998, between the Company and Harris Trust & Savings Bank (formerly Harris Trust of Chicago). Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

4(b)(1)(A)  Revolving  Credit,  Term Loan and Security  Agreement among Company,
            TII Corporation and GMAC Commercial Credit LLC (successor of BNY Financial Corporation) ("Lender"). Incorporated by reference to
            Exhibit 4(a)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(1)(B)  Consent and Amendment dated as of July 22, 1999 between the Company,
            TII Corporation and the Lender.

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

10(a)(1)+   1986 Stock Option Plan of the Company,  as amended.  Incorporated by reference to Exhibit 10.2 to the Company's  Quarterly Report on Form
            10-Q for the  fiscal  quarter  ended  September  27,  1996 (File No.
            1-8048).


10(a)(2)+   1994   Non-Employee   Director   Stock  Option  Plan,   as  amended.
            Incorporated   by  reference  to  Exhibit  99.01  to  the  Company's
            Registration Statement on Form S-8, No. 33-64965.

10(a)(3)+   1995 Stock Option  Plan,  as amended.  Incorporated  by reference to
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997 (File No. 1-8048).

10(a)(4)+   1998 Stock  Option Plan.  Incorporated  by reference to Exhibit A to the  Company's  Proxy  Statement  dated  November  6, 1998 (File No.
            1-8048).

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

10(b)(5)+   Amended and Restated  Employment  Agreement  dated as of May 1, 1997 between the Company and Paul G. Sebetic. Incorporated by reference to Exhibit 10(b)(2) to the Company's Registration Statement on Form
            S-2 (File No. 333-38467).

10(b)(6)+   Amended and Restated Employment  Agreement dated as of March 9, 1998 between the Company and George S. Katsarakes. Incorporated by reference to Exhibit 10(b)(6) to the company's Annual Report on Form
            10K for the fiscal year ended June 26, 1998 (File No. 1-8048)

10(b)(7)+*  Employment  Agreement  dated as of  September  5, 2000  between  the
            Company and Kenneth A. Paladino.

10(b)(8)+*  Employment  Agreement  dated as of June 30, 2000 between the Company and Thomas J. Guzek.

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

10(c)(1)(E)*Fourth  Amendment  dated June 27, 2000 to Equipment Lease dated July
            18, 1991 between the Company and PRC.

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

10(f)(1)*   Form of Warrant  issued to the  investors in the  Company's  June 8,
            2000 private placement and underlying the Unit Purchase Option.

10(f)(2)*   Subscription Agreement and Investor Information Statement, including registration rights undertaking of the Company, by and among the Company and the investors in the Company's June 8, 2000 private placement.

10(f)(3)*   Placement  Agent Agreement dated as of May 15, 2000 by and among the
            Company and M.H. Meyerson & Co., Inc., as placement agent, with respect to the Company's June 8, 2000 private placement

10(f)(4)*   Form of Unit  Purchase  Option  issued  to the  placement  agent for
            Company's June 8, 2000 private placement.

21*         Subsidiaries of the Company.

23*         Consent of independent public accountants.

27*         Financial data schedule (filed electronically only).

-----------------
*        Filed herewith.
+        Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

      The Company filed a Current Report on Form 8-K dated June 8, 2000 (date of earliest event reported) reporting under Item 5 - Other Events. Subsequent to the end of the fourth fiscal 2000 quarter, the Company filed a Current Report on Form 8-K dated July 31, 2000 (date of earliest event reported) reporting under Item 5 - Other Events. No financial statements were filed with either Report.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TII INDUSTRIES, INC.
                                           -----------------------------------

September 28, 2000                         By /s/   Timothy J. Roach
                                           -------------------------------------
                                           Timothy J. Roach, President,
                                           Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 28, 2000                                 /s/ Alfred J. Roach
                                                   ---------------------------------------
                                                   Alfred J. Roach, Chairman
                                                   of the Board and Director

September 28, 2000                                 /s/ Timothy J. Roach
                                                   ---------------------------------------
                                                   Timothy J. Roach, President,
                                                   Chief Executive Officer (principal
                                                   executive officer) and Director

September 28, 2000                                 /s/ Kenneth A. Paladino
                                                   ---------------------------------------
                                                   Kenneth A. Paladino, Vice
                                                   President-Finance
                                                   (principal financial officer)


September 28, 2000                                 /s/ C. Bruce Barksdale
                                                   --------------------------------------
                                                   C. Bruce Barksdale, Director


September 28, 2000                                 /s/ James R. Grover, Jr.
                                                   ---------------------------------------
                                                   James R. Grover, Jr., Director


September 28, 2000                                 /s/ Joseph C. Hogan
                                                   ---------------------------------------
                                                   Joseph C. Hogan, Director


September 28, 2000                                 /s/ George S. Katsarakes
                                                   ---------------------------------------
                                                   George S. Katsarakes, Director


September 28, 2000                                 /s/ Dorothy Roach
                                                   ---------------------------------------
                                                   Dorothy Roach, Director


September 28, 2000                                 /s/ R. D. Garwood
                                                   ---------------------------------------
                                                   R. D. Garwood, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TII Industries, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of TII Industries, Inc. and subsidiaries as of June 30, 2000 and June 25, 1999, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended June 30, 2000, included in this Form 10-K and have issued our report thereon dated September 13, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule for the years ended June 30, 2000, June 25, 1999 and June 26, 1998 listed under Item 14(a) of this Form 10-K is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP


San Juan, Puerto Rico
September 28, 2000.

Stamp No. 1682784 of the
Puerto Rico Society of
Certified Public Accountants
has been affixed to the
original copy of this report.

                                   SCHEDULE II
                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                             ALLOWANCE FOR INVENTORY

                                                  Balance at                                                       Balance
                                                 Beginning of                                                     at End of
             Fiscal Year Ended                       Year               Additions          Dispositions              Year
--------------------------------------------  --------------------  -------------------  ------------------   -------------------
June 30, 2000                                          $4,467,000              396,000         (1,900,000)            $2,963,000
June 25, 1999                                          $2,636,000            9,428,000         (7,597,000)            $4,467,000
June 26, 1998                                          $2,430,000              206,000                  -             $2,636,000


                              RESTRUCTURING RESERVE

                                                  Balance at           Additions /                                Balance at
             Fiscal Year Ended                   June 25, 1999        (Adjustments)        Dispositions         June 30, 2000
--------------------------------------------  --------------------  -------------------  ------------------   -------------------
Property, plant and equipment                          $4,281,000             $448,000        ($4,294,000)              $435,000
Employee severance                                      1,010,000            (151,000)           (682,000)               177,000
Plant closure costs                                       699,000            (300,000)           (374,000)                25,000
                                              --------------------  -------------------  ------------------   -------------------
                                                       $5,990,000             ($3,000)        ($5,350,000)              $637,000
                                              ====================  ===================  ==================   ===================


                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                  Balance at                                                       Balance
                                                 Beginning of                                                     at End of
             Fiscal Year Ended                       Year               Additions          Dispositions              Year
--------------------------------------------  --------------------  -------------------  ------------------   -------------------
June 30, 2000                                            $116,000               44,000            (16,000)              $144,000
June 25, 1999                                             $62,000               54,000                  -               $116,000
June 26, 1998                                             $53,000               13,000             (4,000)               $62,000