Form 10-K/A
period 2000-06-30
TII INDUSTRIES INC
filed 2000-10-27
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549

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

Securities registered under Section 12(g) of the Exchange Act:
   Common Stock.  $.01 par value
   Series D Junior Participating Preferred Stock
      Preferred Stock Purchase Rights

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's directors and executive officers are:

NAME                                                    AGE      POSITION
----                                                    ---      --------

Alfred J. Roach....................................     85       Chairman of the Board of Directors
Timothy J. Roach...................................     53       Chief Executive Officer, President and
                                                                 Vice Chairman of the Board of Directors
George S. Katsarakes...............................     63       Chief Operating Officer, Executive Vice President
                                                                 and Director
Kenneth A. Paladino................................     43       Chief Financial Officer, Vice President Finance
Thomas J. Guzek....................................     46       Chief Marketing Officer, Executive Vice President
Virginia M. Hall...................................     47       Vice President-Administration
Dorothy Roach......................................     77       Secretary and Director
C. Bruce Barksdale.................................     69       Director
R. Dave Garwood....................................     58       Director
James R. Grover, Jr................................     81       Director
Joseph C. Hogan....................................     78       Director


         Alfred J. Roach has served as Chairman of the Board of Directors and a director the Company and its predecessor since its founding in 1964 and was Chief Executive Officer of the Company from the Company's founding until January 1995. Since September 1983, Mr. Roach has also served as Chairman of the Board of Directors of American Biogenetic Sciences, Inc. ("ABS"), a biotechnology research company.

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

         George S. Katsarakes has been Executive Vice President and Chief Operating Officer of the Company since he joined the Company in January 1998 and has been a director of the Company since October 1998. From January 1994 until he joined the Company, Mr. Katsarakes held senior-level positions, most recently, Executive Vice President, at Eagle Manufacturing Company, Inc., a manufacturer of high-technology electrical wiring devices. From December 1978 until January 1994, Mr. Katsarakes held several general management and plant management positions with Pratt & Whitney and Otis Elevator Company, subsidiaries of United

Technologies Corporation, a provider of a broad range of products to the commercial and defense industries. Mr. Katsarakes holds an Industrial/Mechanical Engineering degree from Northeastern University and a Masters of Business Administration degree from Harvard Business School.

         Kenneth A. Paladino has been Vice President Finance and Chief Financial Officer of the Company since September 2000. Prior to joining the Company, Mr. Paladino was an independent consultant and from 1989 until February 2000, Mr. Paladino served EDO Corporation, a designer and manufacturer of advanced electronic and electro-mechanical systems, in various capacities including, from 1995, as Chief Financial Officer and for six years prior thereto, as Corporate Controller.

         Thomas J. Guzek has been Executive Vice President and Chief Marketing Officer of the Company since June 2000. From 1981 until joining the Company, Mr. Guzek served Cooper Bussmann, the circuit products group of Cooper Industries, Inc., a manufacturer of electronic products and tools and hardware, in various capacities, most recently as Vice President and General Manager of its Cooper Electronic Technologies unit and from 1993 through 1999 as Vice President of Worldwide Product and Market Development.

         Virginia M. Hall has served the Company in various capacities since February 1976, serving as Vice President-Administration since December 1993 and Vice President-Contract Administration from September 1990 until December 1993.

         Dorothy Roach has been Secretary of the Company since 1971, served as Treasurer of the Company from 1979 to December 1993 and, except for a brief period, has been a director of the Company since 1964.

     C. Bruce Barksdale was Vice President of the Company from August 1971 until December 1999 and thereafter has been a consultant to the Company. He has been a director of the Company since 1974. Mr. Barksdale holds a Bachelor of Science degree in Electrical Engineering from the University of South Carolina.

     R. Dave Garwood has been a director of the Company since August 2000. Mr. Garwood is President of R. D. Garwood, Inc., an education and consulting company founded by him in 1974, which specializes in supply chain management and the performance of operational audits and due diligence work for investment firms. Mr. Garwood holds a Bachelor of Science degree in Mechanical Engineering from Purdue University. Mr. Garwood is also a director of Telxon Corporation.

     James R. Grover, Jr. has been a director of the Company since 1978. Mr. Grover has been engaged in the private practice of law since 1974 and has been General Counsel to the Company since 1977.

         Joseph C. Hogan, Ph.D. has been a director of the Company since January 1974. Dr. Hogan served as Dean of the College of Engineering of the University of Notre Dame from 1967 to 1981, following which he performed various services for the University of Notre Dame until 1985, where he remains Dean Emeritus. From 1985 until his retirement in 1987, Dr. Hogan was a Director of Engineering Research and Resource Development at Georgia Institute of Technology. He is past President of the American Society of Engineering Education. Dr. Hogan is a director of ABS.

         R. Dave Garwood was elected as a director by the Board of Directors pursuant to the terms of an agency agreement with the placement agent for a private placement of securities completed by the Company in June 2000 under which the Company agreed to either appoint a person to the Board mutually agreeable to the placement agent and the Company or permit the placement agent to send a representative to observe meetings of the Board.

         Officers hold office until their successors are chosen and qualified. Any officer elected or appointed by the Board of Directors may be removed at any time by the Board. See "Item 11. Executive Compensation - Employment Agreements" for information concerning the Company's Employment Agreements with Timothy J. Roach and George S. Katsarakes.

         Alfred J. Roach and Dorothy Roach are married and the parents of Timothy J. Roach. There are no other family relationships among the Company's directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to timely file initial statements of stock ownership and statements of changes of beneficial ownership with the Securities and Exchange Commission and furnish copies of those statements to the Company. Based solely on a review of the copies of the statements furnished to the Company to date, or written representations that no statements were required, the Company believes that all statements required to be filed by such persons with respect to the Company's fiscal year ended June 30, 2000 were timely filed.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth, for the Company's three fiscal years ended June 30, 2000, information concerning the compensation paid by the Company to Timothy J. Roach, the Company's Chief Executive Officer, all other executive officers serving at the end of fiscal 2000 whose annual salary and bonus in fiscal 2000 was at least $100,000 and one former executive officer who would have been included in the table had he remained an executive officer at the end of the year (the "Named Executive Officers"):

                                          ANNUAL COMPENSATION                     LONG-TERM COMPENSATION AWARD
                                          -------------------                     ----------------------------
NAME AND PRINCIPAL                                                                                    ALL OTHER
POSITION                           YEAR           SALARY          BONUS       STOCK OPTIONS (#)     COMPENSATION
--------                           ----           ------          -----       -----------------     ------------
Timothy J. Roach                2000          $250,000        $      --             50,000               $7,761(2)
 President and Chief            1999           250,000               --            380,000(1)             7,782
 Executive Officer              1998           243,654               --            100,000                7,877

Alfred J. Roach                 2000           150,000               --             60,000                   --
  Chairman of the               1999           150,000              200(3)         310,000(1)                --
  Board                         1998           150,000              200(3)          60,000                   --

George S. Katsarakes            2000           250,000               --             50,000                   --
   Executive Vice               1999           247,577           24,000(4)         125,000(1)                --
   President and Chief          1998            95,192(4)        24,000(4)         100,000                   --
   Operating Officer

James A. Roach                  2000           104,262(5)            --                 --              192,063(5)
  Former Vice                   1999           131,700               --             65,000(1)                --
  President -                   1998           130,738               --             25,000                   --
  Marketing and Sales

Paul G. Sebetic                 2000           125,000               --             25,000                   --
  Former Chief                  1999           120,192           15,000             65,000(1)                --
  Financial Officer             1998           113,846               --             25,000                   --

-----------------------------------

(1)    Includes 380,000, 310,000, 100,000, 65,000 and 50,000 options for Timothy
       J. Roach, Alfred J. Roach, George S. Katsarakes,  James A. Roach and Paul
       G. Sebetic, respectively, that were either modified or granted in exchange for the cancellation of other options.

(2) Includes (i) $1,148, representing the dollar value to Mr. Roach of the portion of the premium paid by the Company under a split dollar life insurance policy during such year with respect to the deemed term life insurance portion of the premiums and (ii) $6,613, representing the annual premium paid by the Company on long-term disability insurance maintained by the Company for the benefit of Mr. Roach.

(3)    Required to be paid under Puerto Rico law.

(4) Mr. Katsarakes joined the Company in January 1998. The bonuses paid to Mr. Katsarakes in fiscal 1998 and 1999 were paid as an inducement to him to join the Company.

(5) See "--Employment Agreements" for information concerning the Company's employment termination arrangement with Mr. Roach.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table contains information concerning options granted during the Company's fiscal year ended June 30, 2000 to the Named Executive
Officers:

                                                                                            POTENTIAL REALIZABLE
                                                                                           VALUE AT ASSUMED ANNUAL
                              NUMBER OF        PERCENT OF                                   RATES OF STOCK PRICE
                              SECURITIES     TOTAL OPTIONS                                 APPRECIATION FOR OPTION
                              UNDERLYING       GRANTED TO      EXERCISE                            TERM(2)
                               OPTIONS        EMPLOYEES IN     PRICE PER    EXPIRATION    -------------------------
           NAME                GRANTED        FISCAL YEAR      SHARE (1)     DATE (1)            5%        10%
           ----                -------        -----------      ---------     --------            --        ---
Timothy J. Roach                50,000           9.9%           $1.66       5/29/2010        $52,198      $132,281

Alfred J. Roach                 60,000          11.9%           $1.66       5/29/2010        $62,638      $158,737

George S. Katsarakes            50,000           9.9%           $1.41       1/21/2010        $45,045      $112,359

Paul G. Sebetic                 25,000           5.0%           $1.66       5/29/2010        $26,516     $  66,140

----------------------
(1) The exercise price of each option granted was equal to the market value of the Company's Common Stock on the date of grant and is exercisable during a ten year period ending on the date set forth under the
         "Expiration  Date"  column  (subject  to early  termination  in certain instances). The options vest in five equal annual installments commencing one year after the date of grant.

(2) These are hypothetical values using assumed compound growth rates prescribed by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, in the market price of the Company's Common Stock.

AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

         No options were exercised by the Named Executive Officers during the Company's fiscal year ended June 30, 2000. The following table contains information with respect to the fiscal year-end value of unexercised options held by the Named Executive Officers:

                                                              IN-THE-MONEY
                                                                VALUE OF
                                  NUMBER OF               UNEXERCISED OPTIONS
                               UNEXERCISED OPTIONS            HELD AT FISCAL
                               HELD AT FISCAL YEAR-             YEAR-END
                                END (EXERCISABLE/             (EXERCISABLE/
NAME                              UNEXERCISABLE)            UNEXERCISABLE) (1)
----                              --------------            ------------------

Timothy J. Roach               76,000/354,000              $16,550/$89,650

Alfred J. Roach                62,000/308,000              $12,302/$77,348

George S. Katsarakes           25,000/150,000              $13,115/$88,398

James A. Roach                 65,000/     --              $14,050/     --

Paul G. Sebetic                13,000/ 77,000              $ 6,933/ $39,455

---------------------
(1) Represents the number of underlying shares of Common Stock for in-the-money options multiplied by the difference between the closing price of the Common Stock at fiscal year-end and the option exercise price.

REMUNERATION OF DIRECTORS

         Non-employee directors receive a fee of $1,000 for each meeting of the Board attended in person and members of Committees of the Board receive a fee of $500 for each Board Committee meeting attended. C. Bruce Barksdale serves as a consultant to the Company in the marketing field, for which he receives a per hour or per diem fee depending on the amount of time expended in a day in which the Company requests him to perform services. Non-employee directors currently are also granted options to purchase 10,000 shares of the Company's Common Stock under the Company's 1994 Non-Employee Director Stock Option Plan at the time such person becomes a non-employee director and immediately following each annual meeting of stockholders at which directors are elected. The Company plans to propose to its shareholders at its Annual Meeting to be held on December 6, 2000 certain amendments to the 1994 Non-Employee Director Stock Option Plan, including an increase to the number of shares subject to options to be granted at the time of a director's initial election and annual option grants to non-employee directors to 25,000 shares. Each option held by non-employee directors is exercisable for a period of ten years following the date of grant (subject to earlier termination at specified times following a non-employee director's cessation of service) at an exercise price equal to 100% of the fair market value on the date of grant of the shares subject thereto.

EMPLOYMENT AGREEMENTS

         The Company and Timothy J. Roach are parties to an Amended and Restated Employment Agreement, effective as of August 1, 1997, pursuant to which Mr. Roach is serving as the Company's President and Chief Executive Officer. The Amended and Restated Employment Agreement provides for a five-year term presently ending July 31, 2004, with automatic one-year extensions on each July 31 during the term unless either party gives notice of termination at least 90 days prior to such July 31. Under the Amended and Restated Employment Agreement, Mr. Roach is presently entitled to an annual salary of $250,000 per year, subject to increases and bonuses at the discretion of the Board of Directors. In addition, the agreement requires the Company to provide Mr. Roach with an allowance, not to exceed 20% of his then salary, to reimburse him for the cost of maintaining a secondary residence in Puerto Rico, where the Company maintains its gas tube manufacturing facilities. The Company also is to continue to maintain insurance benefits provided to Mr. Roach at levels and terms no less favorable than in effect on August 1, 1997. Mr. Roach has agreed, among other things, not to disclose confidential information of the Company and not to directly or indirectly engage, during the term of the agreement and for two years thereafter, in any activity which is competitive with the Company's business. In consideration for such covenant, Mr. Roach is to receive, for each year during the two-year period following termination of his employment, an amount equal to his highest salary rate in effect at any time during the one-year period preceding the date of such termination unless Mr. Roach's employment is terminated by reason of his death, voluntary termination other than for "good reason" (in general, adverse changes in his powers, duties, position or compensation or certain changes in the location where his duties are to be performed), or for cause and he is capable of providing day-to-day services to a competitor. In the event of termination of employment by reason of death or disability, Mr. Roach or his beneficiary is entitled to receive a continuation of his compensation for a period of one year and two years, respectively. In the event Mr. Roach terminates his employment for "good reason," the Company will also be required to pay him a sum equal to three times the amount of his highest annual salary and highest bonus for the current or two preceding fiscal years, subject to reduction as to any amount that would constitute a "parachute payment" under the Internal

Revenue Code of 1986, as amended, to the maximum amount that would not constitute such a "parachute payment." In the event of the termination of Mr. Roach's employment other than for cause, all outstanding stock options then held by Mr. Roach shall fully vest.

         George S. Katsarakes is a party to an Employment Agreement, dated March 9, 1998, with the Company under which Mr. Katsarakes is serving as Executive Vice President. The Employment Agreement provides for a term expiring March 8, 2001. Under the agreement, Mr. Katsarakes's salary is presently $250,000 and is subject to review at the end of each year of employment. In the event of the termination of Mr. Katsarakes's employment by the Company, other than for cause, death or disability, or by Mr. Katsarakes following a reduction in rank or authority, Mr. Katsarakes will be entitled to receive all compensation that he would have received for the remaining term of his agreement, but not less than one year's compensation, in a lump sum, and all outstanding options held by Mr. Katsarakes shall fully vest and be exercisable for the maximum time allowed for the exercise thereof under the terms of the applicable stock option plan but not less than 90 days following such termination. Mr. Katsarakes has agreed not to disclose confidential information of the Company during or after his employment and, during the term of his employment and for a period of two years thereafter, not to directly or indirectly engage in certain activities which are competitive to the Company.

         In connection with the termination of the Company's employment arrangements with James A. Roach, who was serving as Vice President-Sales, pursuant to an Employment Agreement, dated January 21, 1998, between the Company and Mr. Roach, the Company made severance payments to Mr. Roach aggregating $192,063, all of Mr. Roach's outstanding options as of September 29, 2000 became vested and the Company is to continue, through September 30, 2000, Mr. Roach's medical and dental insurance benefits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               The following table sets forth information, as of October 15, 2000 except as noted below, with respect to the beneficial ownership of the Company's Common Stock by (i) each person (including any "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table, in Item 11. "Executive Compensation" and (iv) all executive officers and directors of the Company as a group. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

                                                                           SHARES           PERCENT OF
                            BENEFICIAL OWNER                               OWNED            CLASS (1)
                            ----------------                               -----            ---------

        Jerry Bloomberg and/or Sondra Bloomberg                           713,000(2)          6.1%
        155 East Ames Court
        Plainview, New York 11803

        Norman H. Pessin c/o Neuberger                                    640,571(3)          5.4%
           & Berman, LLC
        605 Third Avenue
        New York, NY 10158

        Alfred J. Roach                                                   833,240(4)          7.1%
        1385 Akron Street
        Copiague, NY 11726

        Dorothy Roach                                                      55,328(5)            *

        Timothy J. Roach                                                  653,013(6)          5.5%
        1385 Akron Street
        Copiague, NY 11726

        George S. Katsarakes                                               55,000(7)            *

        C. Bruce Barksdale                                                 23,598(8)            *

        R. Dave Garwood                                                    38,570(9)            *

        James R. Grover, Jr.                                               93,600(10)           *

        Joseph C. Hogan                                                    99,330(11)           *

        James A. Roach                                                     65,000(12)           *

        Paul G. Sebetic                                                    23,000(13)           *

        All executive officers and directors as a group (12             1,982,079(14)        16.0%
        persons)

---------------------

(1) Asterisk indicates that the percentage is less than one percent. Percent of Class assumes the issuance of the Common Stock issuable upon the exercise of options (to the extent exercisable on or within 60 days after October 15, 2000) held by such person but (except for the calculation of beneficial ownership by all executive officers and directors as a group) by no other person or entity.

(2) Based solely on information contained in a Schedule 13G filed with the Securities and Exchange Commission (the "SEC") dated December 31, 1999. Jerry Bloomberg and Sondra Bloomberg are each the beneficial owners of 599,000 (6.8% of the Company's outstanding) shares as follows: (i) 375,000 shares are held by them in joint tenancy or as tenants in common, (ii) 10,000 shares are held by Jerry Bloomberg, Sondra Bloomberg and Michael Bloomberg as joint tenants, (iii) 19,500 shares are held by Jerry Bloomberg and Sondra Bloomberg indirectly in UGMA accounts for their minor grandchildren, (iv) 50,000 shares are held by Jerry Bloomberg and Sondra Bloomberg indirectly in the Jerry Bloomberg and Sondra Bloomberg Family Foundation, (v) 53,500 shares are held by Jerry Bloomberg indirectly in the Jerry and Sondra Bloomberg Associates, LP, on which Jerry Bloomberg and Sondra Bloomberg are general partners, each with a 1% interest and (vi) 91,000 shares are held indirectly through Romac Electronics Profit Sharing Plan, of which Jerry Bloomberg and Sondra Bloomberg are trustees. In addition, Jerry Bloomberg beneficially owns an additional 114,000 (3.1% of the Company's outstanding) shares as follows: (i) 4,000 shares are held by him indirectly in Kenjer Industries, Inc., a New York corporation of which Jerry Bloomberg is President and a 1% stockholder with sole voting and dispositive power, and (ii) 110,000 shares are held by him indirectly in Night Vision, Inc., a New York corporation of which Jerry Bloomberg is President and a 1% stockholder with sole voting and dispositive power.

(3) Based on information contained in a Schedule 13D filed with the SEC dated April 25, 2000. Includes 100,000 shares subject to an option originally issued by the Company in 1992 to an unaffiliated third party and acquired by Mr. Pessin in April 2000.

(4) Includes 122,000 shares subject to options held under the Company's stock option plans. Excludes the shares owned by Mr. Roach's wife, Dorothy Roach, reflected below in this table, as to which shares Mr. Roach disclaims beneficial ownership.

(5) Includes 3,584 shares subject to options held under the Company's stock option plans. Excludes the shares owned by Mrs. Roach's husband, Alfred
         J. Roach, reflected above in this table, as to which shares Mrs. Roach disclaims beneficial ownership.

(6) Includes 968 shares owned by Mr. Roach's wife (who has sole voting and dispositive power with respect to the shares owned by her and as to which Mr. Roach disclaims beneficial ownership) and 142,000 shares subject to options held under the Company's stock option plans.

(7) Includes 45,000 shares subject to options held under the Company's stock option plans.

(8) Includes 78 shares owned by Mr. Barksdale's children and 15,600 shares subject to options held under the Company's stock option plans.

(9) Includes 10,000 shares subject to options held under the Company's stock option plans and a warrant to purchase 14,285 shares that was acquired from the Company's June 2000 private placement.

(10) Includes 90,000 shares subject to options held under the Company's stock option plans.

(11) Includes 99,250 shares subject to options held under the Company's stock option plans.

(12) Includes 65,000 shares subject to options held under the Company's stock option plans.

(13) Represents 23,000 shares subject to options held under the Company's stock option plans.

(14) Includes 652,834 shares subject to options held under the Company's stock option plans and a warrant to purchase 14,285 shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Since fiscal 1982, the Company has leased equipment from PRC Leasing, Inc. ("PRC"), a corporation wholly-owned by Alfred J. Roach, Chairman of the Board of Directors and a director of the Company. The equipment lease was amended on June 27, 2000 to remove certain equipment covered by the lease and reduce the $200,000 annual rent by an amount equal to the annual rentals attributable to the particular pieces of equipment being removed from the scope of the lease. As a result, the present annual rent is $139,476. The lease expires on July 17, 2001. The Company believes that the rentals charged by PRC are comparable to the rentals which would have been charged by unrelated leasing companies for similar equipment.

         On April 28, 2000, the United States Overseas Private Investment Corporation ("OPIC") sold to the individual retirement account of Norman Pessin a $750,000 convertible note and an option to purchase 100,000 shares of the Company's Common Stock, both of which had been issued by the Company to OPIC in July 1991 in connection with certain loans made to the Company. To induce Mr. Pessin to convert the note, the Company agreed to reduce the $2.50 exercise price. As a result, the Company issued an aggregate of 428,571 shares of Common Stock to the individual retirement account of Mr. Pessin. In addition, the Company extended the expiration date of the option from July 2001 to July 2003. As a result of this transaction, Mr. Pessin, who is otherwise unaffiliated with the Company, became the beneficial owner of 5% of the Company's Common Stock.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Report of Independent Public
        Accountants...................................................................20
         Consolidated Balance Sheets at June 30, 2000 and June 25, 1999...............21
         Consolidated Statements of Operations for each of the three years in the period ended June 30, 2000...............................................22
         Consolidated Statements of Stockholders' Investment for each of the three years in the period ended June 30, 2000..................................23
         Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2000...............................................24
         Notes to Consolidated Financial Statements...................................25

(a)(2)   Report of Independent Public Accountants....................................S-1
         Schedule II - Valuation and Qualifying Accounts.............................S-2

         Page references are to pages in the initial filing of this Report.

   (3)   Exhibits
         --------

Exhibit
Number                                                    Description
------                                                    -----------

2 Asset Purchase Agreement, dated February 26, 1999, by and between TII-Ditel, Inc. and Ditel, Inc.
3(a)(1) Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 10, 1996. Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1996 (File No. 1-8048).
3(a)(2) Certificate of Designation, as filed with the Secretary of State of the State of Delaware on January 26, 1998. Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated (date of earliest event reported) January 26, 1998. (File No. 1-8048).
3(a)(3) Certificate of Designation, as filed with the Secretary of State of the State of Delaware on May 15, 1998. Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).
3(b) By-laws of the Company, as amended. Incorporated by reference to Exhibit 4.02 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 33- 64980).
4(a) Rights Agreement, dated as of May 15, 1998, between the Company and Harris Trust & Savings Bank formerly Harris Trust of Chicago). Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

4(b)(1)(A)        Revolving  Credit,  Term  Loan and  Security  Agreement  among
                  Company,  TII  Corporation  and  GMAC  Commercial  Credit  LLC
                  (successor   of   BNY   Financial   Corporation)   ("Lender").
                  Incorporated  by reference to Exhibit 4(a)(i) to the Company's
                  Quarterly  Report on Form 10-Q for the  fiscal  quarter  ended
                  March 27, 1998 (File No. 1-8048).
4(b)(1)(B)        Letter  Agreement for Consent and  Amendment  dated as of July
                  22, 1999 between the Company,  TII Corporation and the Lender.
                  Incorporated  by  reference  to  Exhibit   4(b)(1)(B)  to  the
                  Company's  Annual  Report on Form 10-K for the year ended June
                  25, 1999 (File No. 1-8048).
4(b)(2)           Revolving  Credit,  Term Loan and Security  Agreement  between
                  Crown Tool & Die  Company,  Inc. and Lender.  Incorporated  by
                  reference  to  Exhibit  4(a)(ii)  to the  Company's  Quarterly
                  Report on Form 10-Q for the  fiscal  quarter  ended  March 27,
                  1998 (File No. 1-8048).
4(b)(3)           Guaranty of Company to Lender.  Incorporated  by  reference to
                  Exhibit 4(b)(i) to the Company's Quarterly Report on Form 10-Q
                  for the fiscal quarter ended March 27, 1998 (File No. 1-8048).
4(b)(4)           Guaranty of TII International, Inc. to Lender. Incorporated by
                  reference  to  Exhibit  4(b)(ii)  to the  Company's  Quarterly
                  Report on Form 10-Q for the  fiscal  quarter  ended  March 27,
                  1998 (File No. 1-8048).
4(b)(5)           Guaranty  of  Telecommunications  Industries,  Inc. to Lender.
                  Incorporated   by  reference  to  Exhibit   4(b)(iii)  to  the
                  Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27,1998 (File No. 1-8048).
4(b)(6)           Guaranty of TII  Dominicana,  Inc. to Lender.  Incorporated by
                  reference  to  Exhibit  4(b)(iv)  to the  Company's  Quarterly
                  Report on Form 10-Q for the  fiscal  quarter  ended  March 27,
                  1998 (File No. 1-8048).
4(b)(7)           Guaranty  of  TII  Corporation  to  Lender.   Incorporated  by
                  reference to Exhibit 4(b)(v) to the Company's Quarterly Report
                  on Form 10-Q for the fiscal quarter ended March 27, 1998 (File
                  No. 1-8048).
4(b)(8)           Guaranty  of  TII-Ditel,  Inc.  to  Lender.   Incorporated  by
                  reference  to  Exhibit  4(b)(vi)  to the  Company's  Quarterly
                  Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).
4(b)(9)           General Security Agreement from Telecommunications Industries,
                  Inc. in favor of Lender.  Incorporated by reference to Exhibit
                  4(c)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).
4(b)(10)          General  Security  Agreement from TII  International,  Inc. in favor of Lender. Incorporated by reference to Exhibit 4(c)(ii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).
4(b)(11)          General Security Agreement from TII Dominicana,  Inc. in favor of Lender. Incorporated by reference to Exhibit 4(c)(iii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).
4(b)(12)          Stock Pledge and Security  Agreement  from Company in favor of
                  Lender. Incorporated by reference to Exhibit 4(d)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).
4(b)(13)          Stock Pledge and Security  Agreement  from TII  Corporation in favor of Lender. Incorporated by reference to Exhibit 4(d)(ii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(14)          Stock Pledge and Security  Agreement  from TII  International,
                  Inc. in favor of Lender.  Incorporated by reference to Exhibit
                  4(d)(iii) to the Company's  Quarterly  Report on Form 10-Q for
                  the fiscal quarter ended March 27, 1998 (File No. 1-8048).
4(b)(15)          Patent  Collateral  Assignment and Security  Agreement between
                  Company  and  Lender.  Incorporated  by  reference  to Exhibit
                  4(e)(i) to the Company's Quarterly Report on Form 10-Q for the
                  fiscal quarter ended March 27, 1998 (File No. 1-8048).
4(b)(16)          Trademark Collateral Assignment and Security Agreement between
                  Company  and  Lender.  Incorporated  by  reference  to Exhibit
                  4(e)(ii) to the  Company's  Quarterly  Report on Form 10-Q for
                  the fiscal quarter ended March 27, 1998 (File No. 1-8048).
10(a)(1)+         1986  Stock   Option   Plan  of  the   Company,   as  amended.
                  Incorporated  by reference  to Exhibit  10.2 to the  Company's
                  Quarterly  Report on Form 10-Q for the  fiscal  quarter  ended
                  September 27, 1996 (File No. 1-8048).
10(a)(2)+         1994  Non-Employee  Director  Stock Option  Plan,  as amended.
                  Incorporated  by reference to Exhibit  99.01 to the  Company's
                  Registration Statement on Form S-8, No. 33-64965.
10(a)(3)+         1995 Stock Option Plan, as amended.  Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                  for the  fiscal  quarter  ended  December  26,  1997 (File No.
                  1-8048).
10(a)(4)+         1998 Stock Option Plan. Incorporated by reference to Exhibit A to the Company's  Proxy Statement dated November 6, 1998 (File
                  No. 1-8048).
10(b)(1)+         Amended and Restated  Employment  Agreement dated as of August
                  1, 1997 between the Company and Timothy J Roach.  Incorporated by  reference  to Exhibit  10(b)(1)  to the  Company's  Annual
                  Report on Form 10-K for the fiscal  year  ended June 27,  1997
                  (File No. 1-8048).
10(b)(2)+         Amended and Restated  Employment  Agreement dated as of May 1,
                  1997 between the Company and Carl H. Meyerhoefer. Incorporated by  reference  to Exhibit  10(b)(2)  to the  Company's  Annual
                  Report on Form 10-K for the fiscal  year  ended June 27,  1997
                  (File No. 1-8048).
10(b)(3)          Intentionally omitted.
10(b)(4)+         Employment  Agreement dated as of January 21, 1998 between the
                  Company  and James A.  Roach.  Incorporated  by  reference  to
                  Exhibit 10.2 to the  Company's  Quarterly  Report on Form 10-Q
                  for the  fiscal  quarter  ended  December  26,  1997 (File No.
                  1-8048).
10(b)(5)+         Amended and Restated  Employment  Agreement dated as of May 1,
                  1997 between the Company and Paul G. Sebetic.  Incorporated by reference to Exhibit  10(b)(2) to the  Company's  Registration
                  Statement on Form S-2 (File No. 333-38467).
10(b)(6)+         Amended and Restated Employment Agreement dated as of March 9,
                  1998   between   the   Company   and  George  S.   Katsarakes.
                  Incorporated by reference to Exhibit 10(b)(6) to the Company's
                  Annual  Report on Form 10-K for the fiscal year ended June 26,
                  1998 (File No. 1-8048)
10(b)(7)+*        Employment Agreement dated as of September 5, 2000 between the
                  Company and Kenneth A. Paladino.
10(b)(8)+*        Employment  Agreement  dated as of June 30,  2000  between the
                  Company and Thomas J. Guzek.

10(c)(1)(A)       Equipment Lease dated July 18, 1991 between PRC Leasing,  Inc.
                  ("PRC") and the Company.  Incorporated by reference to Exhibit
                  10(b)(57) to the Company's  Current Report on Form 8-K for the
                  month of July 1991 (File No. 1-8048).
10(c)(1)(B)       Amendment  dated July 18, 1992 to  Equipment  Lease dated July
                  18,  1991  between  the  Company  and  PRC.   Incorporated  by
                  reference to Exhibit  10(b)(67) to the Company's Annual Report
                  on Form 10-K for the fiscal year ended June 25, 1993 (File No.
                  1- 8048).
10(c)(1)(C)       Second  Amendment  dated February 25, 1993 to Equipment  Lease dated July 18, 1991 between the Company and PRC.  Incorporated by  reference  to Exhibit  10(b)(7)  to the  Company's  Annual
                  Report on Form 10-K for the fiscal  year  ended June 25,  1993
                  (File No. 1-8048).
10(c)(1)(D)       Restated Third  Amendment dated December 14, 1993 to Equipment
                  Lease  dated  July  18,  1991  between  the  Company  and PRC.
                  Incorporated  by reference to Exhibit 4(d) to Amendment  No. 2 to the  Schedule  13D  filed by  Alfred  J.  Roach  (File  No.
                  1-8048).
10(c)(1)(E)*      Fourth  Amendment dated June 27, 2000 to Equipment Lease dated
                  July 18, 1991 between the Company and PRC.
10(d)(1)          Lease  Contract  dated April 27, 1998  between the Company and
                  Puerto Rico Industrial  Development  Company.  Incorporated by
                  reference to Exhibit 10(a) to the Company's  Quarterly  Report
                  on Form 10-Q for the fiscal quarter ended March 27, 1998 (File
                  No. 1-8048).
10(d)(2)          Consolidated  Contract of Lease Renewal and Construction dated
                  February 1, 1994 between TII Dominicana, Inc., a subsidiary of the Company, and The Industrial Development Corporation of the
                  Dominican  Republic.  Incorporated  by  reference  to  Exhibit
                  10(g)(2) to the  Company's  Annual Report on Form 10-K for the
                  fiscal year ended June 30, 1995 (File No. 1-8048).
10(e)(1)          Form of  Warrant  issued  to the  investors  in the  Company's
                  January 26, 1998 private placement.  Incorporated by reference to  Exhibit  99.1 to the  Company's  Report  on Form 8-K dated
                  (date of earliest event reported)  January 26, 1998. (File No.
                  1-8048).
10(e)(2)          Securities  Purchase Agreement dated as of January 26, 1998 by and among  the  Company  and the  investors  in the  Company's
                  January 26, 1998 private placement.  Incorporated by reference to Exhibit  99.2 to the  Company's  Report on Form 8-K/A dated
                  (date of earliest event reported)  January 26, 1998. (File No.
                  1-8048).
10(e)(3)          Registration  Rights Agreement dated as of January 26, 1998 by and among  the  Company  and the  investors  in the  Company's
                  January 26, 1998 private placement.  Incorporated by reference to Exhibit  99.3 to the  Company's  Report on Form 8-K/A dated
                  (date of earliest event reported)  January 26, 1998. (File No.
                  1-8048).
10(f)(1)*         Form of Warrant  issued to the investors in the Company's June
                  8, 2000 private  placement  and  underlying  the Unit Purchase
                  Option.
10(f)(2)*         Subscription  Agreement  and Investor  Information  Statement,
                  including  registration  rights undertaking of the Company, by and among the Company and the investors in the Company's  June
                  8, 2000 private placement.
10(f)(3)*         Placement  Agent  Agreement  dated  as of May 15,  2000 by and among the Company and M.H. Meyerson & Co., Inc., as placement agent, with respect to the Company's June 8, 2000 private placement.

10(f)(4)*         Form of Unit Purchase Option issued to the placement agent for
                  Company's June 8, 2000 private placement.
21o               Subsidiaries of the Company.
23*               Consent of independent public accountants.
27*               Financial data schedule (filed electronically only).
-----------------
o                 Filed herewith.
*                 Filed with the initial filing of this Report.
+                 Management contract or compensatory plan or arrangement.

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




                                         TII INDUSTRIES, INC.



                                         By:      /s/ Timothy J. Roach
                                            ------------------------------------
                                            Timothy J. Roach
                                            Chief Executive Officer and
                                            President

Dated:   October 26, 2000

                                 EXHIBIT INDEX

Exhibit
Number                                                    Description
------                                                    -----------

2                 Asset  Purchase  Agreement,  dated  February 26, 1999,  by and between TII-Ditel, Inc. and Ditel, Inc.
3(a)(1)           Restated Certificate of Incorporation of the Company, as filed with  the  Secretary  of State of the  State  of  Delaware  on
                  December 10, 1996.  Incorporated  by reference to Exhibit 3 to the  Company's  Quarterly  Report on Form 10-Q for the  fiscal quarter ended December 27, 1996 (File No. 1-8048).
3(a)(2)           Certificate  of  Designation,  as filed with the  Secretary of
                  State  of  the  State  of  Delaware   on  January  26,   1998.
                  Incorporated  by  reference  to Exhibit  4.1 to the  Company's
                  Report on Form 8-K dated  (date of  earliest  event  reported)
                  January 26, 1998. (File No. 1-8048).
3(a)(3)           Certificate  of  Designation,  as filed with the  Secretary of
                  State of the State of Delaware on May 15,  1998.  Incorporated
                  by  reference to Exhibit 4.1 to the  Company's  Report on Form
                  8-K dated (date of earliest event  reported) May 7, 1998 (File
                  No. 1-8048).
3(b)              By-laws of the Company, as amended.  Incorporated by reference
                  to  Exhibit  4.02  to  Amendment   No.  1  to  the   Company's
                  Registration Statement on Form S-3 (File No. 33- 64980).
4(a)              Rights  Agreement,  dated  as of May  15,  1998,  between  the
                  Company and Harris Trust & Savings Bank formerly  Harris Trust of Chicago).  Incorporated  by reference to Exhibit 4.1 to the
                  Company's  Current  Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).
4(b)(1)(A)        Revolving  Credit,  Term  Loan and  Security  Agreement  among
                  Company,  TII  Corporation  and  GMAC  Commercial  Credit  LLC
                  (successor   of   BNY   Financial   Corporation)   ("Lender").
                  Incorporated  by reference to Exhibit 4(a)(i) to the Company's
                  Quarterly  Report on Form 10-Q for the  fiscal  quarter  ended
                  March 27, 1998 (File No. 1-8048).
4(b)(1)(B)        Letter  Agreement for Consent and  Amendment  dated as of July
                  22, 1999 between the Company,  TII Corporation and the Lender.
                  Incorporated  by  reference  to  Exhibit   4(b)(1)(B)  to  the
                  Company's  Annual  Report on Form 10-K for the year ended June
                  25, 1999 (File No. 1-8048).
4(b)(2)           Revolving  Credit,  Term Loan and Security  Agreement  between
                  Crown Tool & Die  Company,  Inc. and Lender.  Incorporated  by
                  reference  to  Exhibit  4(a)(ii)  to the  Company's  Quarterly
                  Report on Form 10-Q for the  fiscal  quarter  ended  March 27,
                  1998 (File No. 1-8048).
4(b)(3)           Guaranty of Company to Lender.  Incorporated  by  reference to
                  Exhibit 4(b)(i) to the Company's Quarterly Report on Form 10-Q
                  for the fiscal quarter ended March 27, 1998 (File No. 1-8048).
4(b)(4)           Guaranty of TII International, Inc. to Lender. Incorporated by
                  reference  to  Exhibit  4(b)(ii)  to the  Company's  Quarterly
                  Report on Form 10-Q for the  fiscal  quarter  ended  March 27,
                  1998 (File No. 1-8048).
4(b)(5)           Guaranty  of  Telecommunications  Industries,  Inc. to Lender.
                  Incorporated   by  reference  to  Exhibit   4(b)(iii)  to  the
                  Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27,1998 (File No. 1-8048).

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

10(b)(1)+         Amended and Restated  Employment  Agreement dated as of August
                  1, 1997 between the Company and Timothy J Roach.  Incorporated by  reference  to Exhibit  10(b)(1)  to the  Company's  Annual
                  Report on Form 10-K for the fiscal  year  ended June 27,  1997
                  (File No. 1-8048).
10(b)(2)+         Amended and Restated  Employment  Agreement dated as of May 1,
                  1997 between the Company and Carl H. Meyerhoefer. Incorporated by  reference  to Exhibit  10(b)(2)  to the  Company's  Annual
                  Report on Form 10-K for the fiscal  year  ended June 27,  1997
                  (File No. 1-8048).
10(b)(3)          Intentionally omitted.
10(b)(4)+         Employment  Agreement dated as of January 21, 1998 between the
                  Company  and James A.  Roach.  Incorporated  by  reference  to
                  Exhibit 10.2 to the  Company's  Quarterly  Report on Form 10-Q
                  for the  fiscal  quarter  ended  December  26,  1997 (File No.
                  1-8048).
10(b)(5)+         Amended and Restated  Employment  Agreement dated as of May 1,
                  1997 between the Company and Paul G. Sebetic.  Incorporated by reference to Exhibit  10(b)(2) to the  Company's  Registration
                  Statement on Form S-2 (File No. 333-38467).
10(b)(6)+         Amended and Restated Employment Agreement dated as of March 9,
                  1998   between   the   Company   and  George  S.   Katsarakes.
                  Incorporated by reference to Exhibit 10(b)(6) to the Company's
                  Annual  Report on Form 10-K for the fiscal year ended June 26,
                  1998 (File No. 1-8048)
10(b)(7)+*        Employment Agreement dated as of September 5, 2000 between the
                  Company and Kenneth A. Paladino.
10(b)(8)+*        Employment  Agreement  dated as of June 30,  2000  between the
                  Company and Thomas J. Guzek.
10(c)(1)(A)       Equipment Lease dated July 18, 1991 between PRC Leasing,  Inc.
                  ("PRC") and the Company.  Incorporated by reference to Exhibit
                  10(b)(57) to the Company's  Current Report on Form 8-K for the
                  month of July 1991 (File No. 1-8048).
10(c)(1)(B)       Amendment  dated July 18, 1992 to  Equipment  Lease dated July
                  18,  1991  between  the  Company  and  PRC.   Incorporated  by
                  reference to Exhibit  10(b)(67) to the Company's Annual Report
                  on Form 10-K for the fiscal year ended June 25, 1993 (File No.
                  1- 8048).
10(c)(1)(C)       Second  Amendment  dated February 25, 1993 to Equipment  Lease dated July 18, 1991 between the Company and PRC.  Incorporated by  reference  to Exhibit  10(b)(7)  to the  Company's  Annual
                  Report on Form 10-K for the fiscal  year  ended June 25,  1993
                  (File No. 1-8048).
10(c)(1)(D)       Restated Third  Amendment dated December 14, 1993 to Equipment
                  Lease  dated  July  18,  1991  between  the  Company  and PRC.
                  Incorporated  by reference to Exhibit 4(d) to Amendment  No. 2 to the  Schedule  13D  filed by  Alfred  J.  Roach  (File  No.
                  1-8048).
10(c)(1)(E)*      Fourth  Amendment dated June 27, 2000 to Equipment Lease dated
                  July 18, 1991 between the Company and PRC.
10(d)(1)          Lease  Contract  dated April 27, 1998  between the Company and
                  Puerto Rico Industrial  Development  Company.  Incorporated by
                  reference to Exhibit 10(a) to the Company's  Quarterly  Report
                  on Form 10-Q for the fiscal quarter ended March 27, 1998 (File
                  No. 1-8048).
10(d)(2)          Consolidated  Contract of Lease Renewal and Construction dated
                  February 1, 1994 between TII Dominicana, Inc., a subsidiary of the Company, and The Industrial Development Corporation of the
                  Dominican  Republic.  Incorporated  by
                  reference to Exhibit  10(g)(2) to the Company's  Annual Report
                  on Form 10-K for the fiscal year ended June 30, 1995 (File No.
                  1-8048).
10(e)(1)          Form of  Warrant  issued  to the  investors  in the  Company's
                  January 26, 1998 private placement.  Incorporated by reference to  Exhibit  99.1 to the  Company's  Report  on Form 8-K dated
                  (date of earliest event reported)  January 26, 1998. (File No.
                  1-8048).
10(e)(2)          Securities  Purchase Agreement dated as of January 26, 1998 by and among  the  Company  and the  investors  in the  Company's
                  January 26, 1998 private placement.  Incorporated by reference to Exhibit  99.2 to the  Company's  Report on Form 8-K/A dated
                  (date of earliest event reported)  January 26, 1998. (File No.
                  1-8048).
10(e)(3)          Registration  Rights Agreement dated as of January 26, 1998 by and among  the  Company  and the  investors  in the  Company's
                  January 26, 1998 private placement.  Incorporated by reference to Exhibit  99.3 to the  Company's  Report on Form 8-K/A dated
                  (date of earliest event reported)  January 26, 1998. (File No.
                  1-8048).
10(f)(1)*         Form of Warrant  issued to the investors in the Company's June
                  8, 2000 private  placement  and  underlying  the Unit Purchase
                  Option.
10(f)(2)*         Subscription  Agreement  and Investor  Information  Statement,
                  including  registration  rights undertaking of the Company, by and among the Company and the investors in the Company's  June
                  8, 2000 private placement.
10(f)(3)*         Placement  Agent  Agreement  dated  as of May 15,  2000 by and among the Company and M.H.  Meyerson & Co., Inc., as placement agent,  with  respect to the  Company's  June 8, 2000  private placement
10(f)(4)*         Form of Unit Purchase Option issued to the placement agent for
                  Company's June 8, 2000 private placement.
21o               Subsidiaries of the Company.
23*               Consent of independent public accountants.
27*               Financial data schedule (filed electronically only).
-----------------
o                 Filed herewith.
*                 Filed with the initial filing of this Report.
+                 Management contract or compensatory plan or arrangement.