Form 10-Q
period 2000-09-29
TII INDUSTRIES INC
filed 2000-11-13
CIK 277928

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000

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

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of November 1, 2000 was 11,682,284.

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                            September 29,       June 30,
                                                                                                 2000             2000
                                                                                           ----------------     ---------
                                          ASSETS                                              (Unaudited)
Current Assets

     Cash and cash equivalents                                                              $         2,042  $      4,446
     Accounts receivable, net                                                                         8,434         7,246
     Inventories                                                                                     12,196        12,825
     Other                                                                                              164           268
                                                                                                     ------        ------
           Total current assets                                                                      22,836        24,785
                                                                                                     ------        ------

Property, plant and equipment, net                                                                   11,061        11,223
Other                                                                                                 1,266         1,308
                                                                                                     ------        ------
     TOTAL ASSETS                                                                            $       35,163  $     37,316
                                                                                                     ======        ======
                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities

     Current portion of long-term debt and obligations under capital leases                 $           264  $        300
     Accounts payable                                                                                 2,638         3,685
     Accrued liabilities                                                                              1,141         1,475
     Accrued restructuring expenses                                                                       -           202
                                                                                                     ------        ------
           Total current liabilities                                                                  4,043         5,662
                                                                                                     ------        ------

Long-Term Debt and Obligations Under Capital Leases                                                     679         1,267
                                                                                                     ------        ------

Series C Convertible Redeemable Preferred Stock, 1,626 shares outstanding at September 29, 2000 and June 30, 2000, respectively;
     liquidation preference of $1,150 per share                                                       1,626         1,626
                                                                                                     ------        ------


Stockholders' Investment
     Preferred Stock, par value $1.00 per share;  1,000,000  shares  authorized;
         Series C Convertible Redeemable, 1,626 outstanding
           at September 29, 2000 and June 30, 2000, respectively;                                         -             -
         Series D Junior Participating, no shares outstanding                                             -             -
     Common Stock,  par value  $.01 per  share;  30,000,000  shares  authorized;
         11,699,921  and  11,698,121  shares  issued;  11,682,284 and 11,680,484 shares outstanding at September 29, 2000 and June 30, 2000, respectively
                                                                                                        117           117
Warrants and options outstanding                                                                        369           369
Capital in excess of par value                                                                       37,123        37,119
Accumulated deficit                                                                                  (8,513)       (8,563)
                                                                                                     ------        ------
                                                                                                     29,096        29,042
Less - Treasury stock, at cost; 17,637 common shares                                                   (281)         (281)
                                                                                                     ------        ------
           Total stockholders' investment                                                            28,815        28,761
                                                                                                     ------        ------
     TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                         $        35,163  $     37,316
                                                                                                     ======        ======



                 See Notes to Consolidated Financial Statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                                           For the three month period
                                                                       September 29,        September 24,
                                                                           2000                  1999
                                                                        -----------         -------------
                                                                                   (Unaudited)


    Net sales                                                       $         10,510     $        12,973
    Cost of sales                                                              8,122              10,900
                                                                    ----------------     ---------------
             Gross profit                                                      2,388               2,073
                                                                    ----------------     ---------------

    Operating expenses

         Selling, general and administrative                                   1,640               1,897
         Research and development                                                715                 813
                                                                    ----------------     ---------------
               Total operating expenses                                        2,355               2,710
                                                                    ----------------     ---------------

               Operating income (loss)                                            33                (637)

    Interest expense                                                             (28)                (53)
    Interest income                                                               50                 106
    Other expense                                                                 (5)                 (3)
                                                                    ----------------     ---------------

    Net earnings (loss)                                             $             50     $         (587)
                                                                    ================     ===============

    Net earnings (loss) per common share:

        Basic                                                       $            -       $        (0.07)
                                                                    ================     ===============
        Diluted                                                     $            -       $        (0.07)
                                                                    ================     ===============
    Weighted average common shares outstanding:
          Basic                                                              11,681                8,833
          Diluted                                                            13,044                8,833



                 See Notes to Consolidated Financial Statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             Capital
                                                                             in excess
                                                                Warrants     of par        Accumulated      Treasury
                                               Common Stock   Outstanding      value         Deficit          Stock
                                               -----------    -----------    ---------      ----------      ---------

BALANCE,  June 30, 2000                        $     117     $       369     $37,119     $    (8,563)      $   (281)
Exercise of stock options                              -               -           4               -              -
Net earnings for three month period
  ended September 29, 2000                             -               -           -              50              -
                                               -----------    -----------    ---------      ----------      ---------

BALANCE,  September 29, 2000                   $     117     $       369     $ 37,123    $    (8,513)      $   (281)
                                               ===========    ===========    =========      ==========      =========

                 See Notes to Consolidated Financial Statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                 September 29,       September 24,
                                                                                     2000                1999
                                                                                 ------------        -------------
                                                                                             (Unaudited)

   Cash Flows from Operating Activities:

   Net earnings (loss)                                                           $       50        $     (587)

   Adjustments to reconcile net earnings (loss) to net cash used in operating activities:

          Depreciation and amortization                                                 384               337
          Provision for inventory                                                        99                99
          Amortization of other assets                                                   60                60
          Changes in operating assets and liabilities:
             (Increase) decrease in receivables                                      (1,188)              512
             Decrease (Increase) in inventories                                         530            (1,415)
             Decrease (Increase) other assets                                            86               (49)
             Decrease in accounts payable, accrued liabilities and accrued
               restructuring expenses                                                (1,583)           (2,503)
                                                                                 ------------        -------------
                   Net cash used in operating activities                             (1,562)           (3,546)
                                                                                 ------------        -------------

   Cash Flows from Investing Activities

       Capital expenditures, net of dispositions                                       (222)             (346)
                                                                                 ------------        -------------
                   Net cash used in investing activities                               (222)             (346)
                                                                                 ------------        -------------

   Cash Flows from Financing Activities:

       Proceeds from exercise of options and warrants                                     4                 -
       Payments of debt and obligations under capital leases                           (624)             (164)
                                                                                 ------------        -------------
                   Net cash used in financing activities                               (620)             (164)
                                                                                 ------------        -------------

   Net decrease in cash and cash equivalents                                         (2,404)           (4,056)

   Cash and cash equivalents, at beginning of period                                  4,446             8,650
                                                                                 ------------        -------------

   Cash and cash equivalents, at end of period                                  $     2,042        $    4,594
                                                                                 ============        =============


   Supplemental disclosure of cash transactions:
       Cash paid during the period for interest                                $         21         $        53


                 See Notes to Consolidated Financial Statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Interim financial statements: The unaudited interim consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Fiscal year: The Company reports on a 52-53 week fiscal year ending on the last Friday in June, with fiscal quarters ending on the last Friday of each calendar quarter. The Company's fiscal year ending June 29, 2001 will contain 52 weeks.

Note 3 - Net earnings (loss) per common share: Basic net earnings (loss) per common share is computed using the weighted average number of shares outstanding during the period. Diluted net earnings per common share is computed using the weighted average number of shares outstanding adjusted for the dilutive incremental shares attributed to outstanding stock options to purchase common stock and preferred stock convertible into common stock.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                  For the three month period
                                                                           September 29,          September 24,
                                                                                2000                   1999
                                                                            ------------          -------------
                                                                                       ( in thousands )
       Numerator for diluted calculation:
        Net earnings (loss)                                                         50                (587)
                                                                                ======                =====

       Denominator:
         Weighted average common shares outstanding                             11,681                8,833
         Dilutive effect of stock options                                          570                    -
         Dilutive effect of conversion of Series C Convertible
            Redeemable Preferred Stock                                             793                   -
                                                                                ------                -----
       Denominator for diluted calculation                                      13,044                8,833
                                                                                ======                =====

Incremental common stock equivalent shares of 1.9 million, related to the Series C Convertible Redeemable Preferred Stock, were not used in the calculation of diluted net loss per common share for the three month period ended September 24, 1999 since their inclusion would have been antidilutive. In addition, stock options and warrants to purchase 2.9 and 1.8 million shares of common stock for the three month periods ending September 29, 2000 and September 24, 1999, respectively, were outstanding but not included in the computation of diluted net earnings (loss) per common share because their option exercise prices were greater than the average market price of the common shares during the periods presented, and therefore, the effect of inclusion would be antidilutive.

Note  4  -   Inventories:   Inventories   consisted  of  the   following   major
classifications:

                                                                   September 29,             June 30,
                                                                        2000                   2000
                                                                 -------------------    -------------------
                  Raw materials and subassemblies                       $ 9,252,000            $ 8,342,000
                  Work in process                                         3,781,000              4,387,000
                  Finished goods                                          2,226,000              3,059,000
                                                                 -------------------    ------------------
                                                                         15,259,000             15,788,000
                  Less : allowance for inventory                        (3,063,000)            (2,963,000)
                                                                 -------------------    ------------------
                                                                        $12,196,000           $ 12,825,000
                                                                 ===================    ==================

Note 5 - Operations re-alignment: During fiscal 1999, the Company initiated a strategic operations re-alignment in an effort to enhance operating efficiencies and reduce costs. As a result, during the fourth quarter of fiscal 1999, the Company recorded a charge of $6.0 million. This program included outsourcing a significant portion of the Company's production, closing its Dominican Republic facility, divesting its injection molding and metal stamping operations, workforce reductions and other cost-saving measures throughout the Company. The Company completed this operations re-alignment during June 2000. The components of the June 30, 2000 remaining balance of this charge, the corresponding cash activity in the three month period ended September 29, 2000 and the remaining reserve balances which are included in "Property, plant and equipment, net" and in "Accrued restructuring expenses" in the accompanying consolidated balance sheets, are as follows:

                                                                    Employee
                                                 Asset             Termination         Plant Closure
                                              Write-downs           Benefits               Costs                Total
                                            ---------------    --------------------    ---------------     ----------------
   Balance June 30, 2000                       $  435,000      $         177,000     $       25,000      $       637,000
   Cash payments during fiscal 2001                       -             (136,000)           (89,000)            (225,000)
   Transfers of reserve                           (23,000)               (41,000)            64,000                    -
                                            ---------------    --------------------    ---------------     --------------
   Balance September 29, 2000                  $  412,000      $               -        $          -        $     412,000
                                            ===============    ====================    ===============     ===============

Note 6 - Income Taxes: The Company's policy is to provide for income taxes based on reported income, adjusted for differences that are not expected to ever enter into the computation of taxes under applicable tax laws. The Company has exemptions until January 2009 for Puerto Rico income tax and Puerto Rico property tax purposes. The level of exemption is 90% for all purposes. The Company also has net operating loss carryforwards available through fiscal 2006 to offset any remaining Puerto Rico taxable income. There are no limitations on the Company's ability to utilize such net operating loss carryforwards to reduce its Puerto Rico income tax.

In addition, the Company, in its US subsidiaries, has net operating loss carryforwards which expire periodically through 2020, and general business tax credit carryforwards which expire periodically through 2012. Temporary differences between income tax and financial reporting assets and liabilities (primarily inventory valuation allowances, property and equipment and accrued employee benefits) and net operating loss carryforwards give rise to deferred tax assets for which a full (100%) offsetting valuation allowance has been provided due to the uncertainty of realizing any benefit in the future.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the foregoing consolidated financial statements and notes thereto.

Results of Operations

Net sales for the fiscal 2001 first quarter were $10.5 million compared to $13.0 million for the first quarter of fiscal 2000, a reduction of approximately $2.5 million or 19.0%. The decrease in sales was primarily due to reduced orders from a significant customer as a result of technical problems with its product, unrelated to TII's components, and the initial transition of other customers to the Company's new products has also impacted revenue levels.

Gross profit for the first quarter of fiscal 2001 was $2.4 million compared to $2.1 million for the same prior year period, an increase of approximately $300,000 or 15.2%. Gross profit margins for the first quarter of fiscal 2001 were 22.7% compared to 16.0% for the similar prior year period. The improved returns are principally due to the recently completed operations re-alignment and the introduction of advanced, higher margin versions of certain mature products.

Selling, general and administrative expenses for the first quarter of fiscal 2001 were $1.6 million compared to $1.9 million for the similar prior year period, a decrease of approximately $300,000 or 13.5%. The decrease resulted primarily from reductions in personnel and related expenses as a result of the operations re-alignment.

Research and development expenses for the first quarter of fiscal 2001 were $715,000 compared to $813,000 for the similar prior year period, a decrease of approximately $98,000 or 12.1%. The reduction occurred as the Company is benefiting from collaborative engineering efforts with its contract manufacturers.

Interest expense for the first quarter of fiscal 2001 was $28,000 compared to $53,000 for the similar prior year period, a decrease of approximately $25,000 primarily due to decreased borrowings under the Company's credit facility.

Interest income for the first quarter of fiscal 2001 was $50,000 compared to $106,000 for the similar prior year period, a decrease of approximately $56,000 due to lower average cash and cash equivalents balances.

Net earnings for the first quarter of fiscal 2001 was $50,000 compared to a loss of $587,000 for the similar prior year period.

Liquidity and Capital Resources

The Company's cash and cash equivalents balance was $2.0 million at the end of the first quarter of fiscal 2001 compared to $4.4 million at the end of fiscal 2000, a reduction of approximately $2.4 million. Working capital was $18.8 million compared to $19.1 million at fiscal year end.

During the first quarter of fiscal 2001, $1.6 million of cash was used in operations, primarily due to an increase in accounts receivable of $1.2 million and a decrease in accounts payable and accrued liabilities of $1.6 million, partially offset by depreciation and amortization of $444,000 and a reduction in inventories of $530,000. Investing activities used $222,000 for capital expenditures and financing activities used $620,000 due to $624,000 of debt repayments, partially offset by $4,000 received from the exercise of stock options.

The Company has a credit facility in an aggregate amount of $7.5 million ("Credit Facility"), consisting of a $6.0 million revolving credit facility and a $1.5 million term loan. The revolving credit facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of the eligible accounts receivable and 50% of the eligible inventory, subject to certain reserves. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is April 30, 2003, while the term loan is to be repaid through March 31, 2003, subject to mandatory repayments from disposition proceeds and insurance proceeds in certain circumstances. As of September 29 2000, $855,000 was outstanding under the term loan and no balance was outstanding on the revolving credit facility.

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

Forward-looking

This Report contains and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers may contain forward-looking statements concerning, among other things, the Company's future plans and objectives that are or may be deemed to be forward-looking statements. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to, general economic and business conditions, including the regulatory environment applicable to the communications industry; weather and similar conditions (including the effects of hurricanes in the Caribbean where the Company's principal gas tube manufacturing facilities are located); competition; potential technological changes, including the Company's ability to timely develop new products and adapt its existing products to technological changes; potential changes in customer spending and purchasing policies and practices; loss or disruption of sales to major customers as a result of, among other things, third party labor disputes and shipping disruptions from countries in which the Company's contract manufacturers produce the Company's products; Company's ability to market its existing, recently developed and new products; risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance; dependence on third parties for its products and product components; the Company's ability to attract and retain technologically qualified personnel; the Company's ability to fulfill its growth strategies; the availability of financing on satisfactory terms to support the Company's growth; and other factors discussed elsewhere in this Report and in other Company reports hereafter filed with the Securities and Exchange Commission.

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

(b)      Reports on Form 8-K
         -------------------

      The Company filed a Current Report on Form 8-K dated July 31, 2000 (date of earliest event reported) reporting under Item 5 - Other Events. No financial statement was filed with the Report.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TII INDUSTRIES, INC.

Date: November 13, 2000                        /s/     Kenneth  A. Paladino
                                               -------------------------------
                                               Kenneth A. Paladino
                                               Vice President-Finance and Chief
                                               Financial Officer

EXHIBIT 27