Form 10-Q
period 2000-12-29
TII INDUSTRIES INC
filed 2001-02-12
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 29, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of January 26, 2001 was 11,682,284.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              December           June 30,
                                                                                              29, 2000             2000
                                                                                         -----------------    ----------------
                                                                                           (Unaudited)
                                        ASSETS
Current Assets
     Cash and cash equivalents                                                            $        1,499       $      4,446
     Accounts receivable, net                                                                      8,647              7,246
     Inventories                                                                                  13,919             12,825
     Other                                                                                           142                268
                                                                                         -----------------    ----------------
           Total current assets                                                                   24,207             24,785
                                                                                         -----------------    ----------------

Property, plant and equipment, net                                                                11,017             11,223
Other                                                                                              1,192              1,308
                                                                                         -----------------    ----------------

TOTAL ASSETS                                                                              $       36,416       $     37,316
                                                                                         =================    ================

                       LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities
     Current portion of long-term debt and obligations under capital leases               $          260       $        300
     Accounts payable                                                                              4,033              3,685
     Accrued liabilities                                                                             996              1,475
     Accrued restructuring expenses                                                                    -                202
                                                                                         -----------------    ----------------
           Total current liabilities                                                               5,289              5,662
                                                                                         -----------------    ----------------

Long-Term Debt and Obligations Under Capital Leases                                                  616              1,267
                                                                                         -----------------    ----------------

Series C Convertible Redeemable Preferred Stock, 1,626 shares outstanding at December 29, 2000 and June 30, 2000, respectively; liquidation
     preference of $1,150 per share                                                                1,626              1,626
                                                                                         -----------------    ----------------

Stockholders' Investment
     Preferred Stock, par value $1.00 per share;  1,000,000  shares  authorized;
           Series C Convertible Redeemable, 1,626 outstanding
         at December 29, 2000 and June 30, 2000, respectively                                           -                 -
        Series D Junior Participating, no shares outstanding                                            -                 -
     Common  Stock,  par value  $.01 per share;  30,000,000  shares  authorized;
        11,699,921  and  11,698,121  shares  issued;  11,682,284  and 11,680,484 shares outstanding at December 29, 2000 and
        June 30, 2000, respectively                                                                  117                117
Warrants and options outstanding                                                                     369                369
Capital in excess of par value                                                                    37,123             37,119
Accumulated deficit                                                                               (8,443)            (8,563)
                                                                                         -----------------    ----------------
                                                                                                  29,166             29,042
Less - Treasury stock, at cost; 17,637 common shares                                                (281)              (281)
                                                                                         -----------------    ----------------
           Total stockholders' investment                                                         28,885             28,761
                                                                                         -----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                           $        36,416      $      37,316
                                                                                         =================    ================

                 See Notes to Consolidated Financial Statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                              Three month period ended              Six month period ended

                                                         Dec. 29, 2000        Dec. 31, 1999    Dec. 29, 2000       Dec. 31, 1999
                                                        -----------------    ---------------- -----------------    ---------------
                                                                    (Unaudited)                           (Unaudited)
Net sales                                                $     10,805        $     13,189      $   21,315          $    26,162
Cost of sales                                                   8,363              10,920          16,485               21,820
                                                        -----------------    ---------------- -----------------    ---------------

           Gross profit                                         2,442               2,269           4,830                4,342
                                                        -----------------    ---------------- -----------------    ---------------

Operating expenses
        Selling, general and administrative                     1,830               1,809           3,587                3,706
        Research and development                                  576                 753           1,174                1,566
                                                        -----------------    ---------------- -----------------    ---------------
                  Total operating expenses                      2,406               2,562           4,761                5,272
                                                        -----------------    ---------------- -----------------    ---------------

                  Operating income (loss)                          36                (293)             69                 (930)

Interest expense                                                  (23)                (76)            (51)                (129)
Interest income                                                    52                  74             101                  180
Other income                                                        5                  17               1                   14
                                                        -----------------    ---------------- -----------------    ---------------

Net earnings (loss)                                      $         70         $      (278)     $      120           $     (865)
                                                        =================    ================ =================    ===============

Net earnings (loss) per common share:

     Basic                                              $            0.01     $       (0.03)   $        0.01        $     (0.10)
                                                        =================    ================ =================    ===============
     Diluted                                            $            0.01     $       (0.03)   $        0.01        $     (0.10)
                                                        =================    ================ =================    ===============


Weighted average common shares outstanding:
     Basic                                                     11,682                  8,833            11,682              8,833
     Diluted                                                   13,215                  8,833            13,130              8,833

                 See Notes to Consolidated Financial Statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                             Warrants and        Capital in
                                                               Options           excess of         Accumulated         Treasury
                                           Common Stock      Outstanding         par value           Deficit             Stock
                                           -------------    ---------------     -------------    -----------------    ------------
BALANCE, June 30, 2000                     $     117        $        369        $    37,119      $       (8,563)      $    (281)
Exercise of stock options                          -                   -                  4                    -               -
Net earnings for six month
  period ended December 29, 2000                   -                   -                  -                  120               -
                                           -------------    ---------------     -------------    -----------------    ------------
BALANCE, December 29, 2000                 $     117        $        369        $    37,123      $       (8,443)      $    (281)
                                           =============    ===============     =============    =================    ============

                 See Notes to Consolidated Financial Statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                For the six month period ended

                                                                               December 29,          December 31,
                                                                                  2000                   1999
                                                                          --------------------     ------------------
                                                                                         (Unaudited)
Cash Flows from Operating Activities:

Net earnings (loss)                                                       $             120        $          (865)

Adjustments to  reconcile  net  earnings  (loss)  to net cash used in  operating activities:
        Depreciation and amortization                                                   768                    637
        Provision for inventory                                                         198                    196
        Amortization of other assets                                                    120                    120
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivables                               (1,401)                   458
           Increase in inventories                                                   (1,292)                (3,156)
           Decrease (Increase) other assets                                             122                     (6)
           Decrease in accounts payable, accrued liabilities
                  and accrued restructuring expenses                                   (333)                (1,836)
                                                                          --------------------     ------------------

                    Net cash used in operating activities                            (1,698)                (4,452)
                                                                          --------------------     ------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net of dispositions                                         (562)                  (631)
                                                                          --------------------     ------------------
                    Net cash used in investing activities                              (562)                  (631)
                                                                          --------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                              4                      -
     Payments of debt and obligations under capital leases                             (691)                  (324)
                                                                          --------------------     ------------------

                  Net cash used in financing activities                                (687)                  (324)
                                                                          --------------------     ------------------


Net decrease in cash and cash equivalents                                            (2,947)                (5,407)

Cash and cash equivalents, at beginning of period                                     4,446                  8,650
                                                                          --------------------     ------------------

Cash and cash equivalents, at end of period                                $          1,499         $        3,243
                                                                          ====================     ==================


SUPPLEMENTAL DISCLOSURE OF CASH TRANSACTIONS:
     Cash paid during the period for interest                              $             44         $          129
                                                                          ====================     ==================

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

NOTE 2 - FISCAL YEAR: The Company reports on a 52-53 week fiscal year ending on the last Friday in June, with fiscal quarters ending on the last Friday of each calendar quarter. The Company's fiscal year ending June 29, 2001 will contain 52 weeks. Fiscal 2000 had 53 weeks.

NOTE 3 - NET EARNINGS (LOSS) PER COMMON SHARE: Basic net earnings (loss) per common share is computed using the weighted average number of shares outstanding during the period. Diluted net earnings per common share is computed using the weighted average number of shares outstanding adjusted for the dilutive incremental shares attributed to outstanding stock warrants and options to purchase common stock and preferred stock convertible into common stock.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                      For the three month            For the six month period
                                                                          period ended                    period ended
                                                                     Dec 29,       Dec 31,         Dec 29,            Dec 31,
                                                                      2000            1999            2000             1999
                                                                   ------------    -----------   ------------    -----------
                                                                                          (in thousands)
Numerator for diluted calculation:
Net earnings (loss)                                                $     70        $     (278)     $     120        $   (865)
                                                                   ============    ===========     ===========      ============

Denominator:
     Weighted average common shares outstanding                      11,682             8,833         11,682           8,833
     Dilutive effect of stock warrants and options                       28               -              299               -
     Dilutive effect of conversion of Series C Convertible
        Redeemable Preferred Stock                                    1,505               -            1,149               -
                                                                   ------------    -----------     -----------      ------------

Denominator for diluted calculation                                  13,215             8,833         13,130           8,833
                                                                   ============    ===========     ===========      ============

Since the Company incurred losses for the three month and six month periods ended December 31, 1999, all securities convertible into the Company's common stock were antidilutive and excluded from the computation. Therefore, for the three month and six month period ended December 31, 1999, diluted loss per share equals basic loss per share. In addition, incremental stock equivalent shares of 120,000 and 477,000 related to the Series C Convertible Redeemable Preferred Stock were not used in the calculation of diluted net earnings per share for the three and six month periods ended December 29, 2000, respectively, since their inclusion would be anitdilutive. Stock warrants and options to purchase 6.0 million and 5.7 million shares of common stock for the three and six month periods ending December 29, 2000, respectively, were outstanding but not included in the computation of diluted net earnings per common share because their exercise prices were greater than the average market price of the common shares during the periods presented, and therefore, the effect of inclusion would be antidilutive.

NOTE  4  -   INVENTORIES:   Inventories   consisted  of  the   following   major
classifications:

                                                         December 29,           June 30,
                                                            2000                  2000
                                                   -------------------    ------------------
        Raw materials and subassemblies             $      9,286,000       $    8,342,000
        Work in process                                    4,295,000            4,387,000
        Finished goods                                     3,384,000            3,059,000
                                                   -------------------    ------------------
                                                          16,965,000           15,788,000
        Less:  allowance for inventory                    (3,046,000)          (2,963,000)
                                                   -------------------    ------------------
                                                    $     13,919,000       $   12,825,000
                                                   ===================    ==================

NOTE 5 - OPERATIONS RE-ALIGNMENT: During fiscal 1999, the Company initiated a strategic operations re-alignment in an effort to enhance operating efficiencies and reduce costs. This program included outsourcing a significant portion of the Company's production, closing its Dominican Republic facility, divesting its injection molding and metal stamping operations, workforce reductions and other cost-saving measures throughout the Company. As a result, during the fourth quarter of fiscal 1999, the Company recorded a charge of $6.0 million. The Company completed this operations re-alignment during June 2000. The components of the June 30, 2000 remaining balance of this charge, the corresponding cash activity during the six month period ended December 29, 2000 and the remaining reserve balances which are included in "Property, plant and equipment, net" and in "Accrued restructuring expenses" in the accompanying consolidated balance sheets, are as follows:

                                                Reserve for          Employee              Plant
                                                   Asset            Termination          Closure
                                                Dispositions         Benefits             Costs               Total
                                               ---------------    ----------------    ---------------     ---------------
Balance, June 30, 2000                         $      435,000     $    177,000          $   25,000         $    637,000
Cash payments during fiscal 2001                          -           (136,000)            (89,000)            (225,000)
Additional accrual for plant closing
   costs                                              (23,000)         (41,000)             64,000                  -
                                               ---------------    ----------------    ---------------     ---------------
Balance December 29, 2000                      $      412,000     $        -          $        -           $    412,000
                                               ===============    ================    ===============     ===============

NOTE 6 - INCOME TAXES: The Company's policy is to provide for income taxes based on reported income, adjusted for differences that are not expected to ever enter into the computation of taxes under applicable tax laws. The Company has certain exemptions available until January 2009 for

Puerto Rico income tax and Puerto Rico property tax purposes and the Company also has net operating loss carryforwards available through fiscal 2006. There are no limitations on the Company's ability to utilize such net operating loss carryforwards to reduce its Puerto Rico income tax.

In addition, the Company, in its US subsidiaries, has net operating loss carryforwards that expire periodically through 2020, and general business tax credit carryforwards that expire periodically through 2012. Temporary differences between income tax and financial reporting assets and liabilities (primarily inventory valuation allowances, property and equipment and accrued employee benefits) and net operating loss carryforwards give rise to deferred tax assets for which a full (100%) offsetting valuation allowance has been provided due to the uncertainty of realizing any benefit in the future.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the foregoing consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

Net sales for the fiscal 2001 second quarter were $10.8 million compared to $13.2 million for the similar prior year period, a decrease of approximately $2.4 million or 18.1%. Net sales for the first six months of fiscal 2001 were $21.3 million compared to $26.2 million for the similar prior year period, a decrease of approximately $4.8 million or 18.5%. The decrease in sales was primarily due to reduced orders from a significant customer as a result of technical problems with its product unrelated to TII's components, and the initial transition of certain of the Company's customers to the Company's new products.

Principally for these reasons, sales for the third quarter of fiscal 2001 are expected to be below the current quarter and comparable quarter of fiscal 2000. However, these technical and transition issues are expected to be substantially resolved by the fourth quarter of fiscal 2001 and sales for that quarter are expected to increase and exceed the sales level in the similar prior year quarter.

Gross profit for the second quarter of fiscal 2001 was $2.4 million compared to $2.3 million for the same prior year period, an increase of approximately $173,000 or 7.6%, while gross profit margins for the comparative quarters were 22.6% and 17.2%, respectively. Gross profit for the first six months of fiscal 2001 was $4.8 million compared to $4.3 million for the same prior year period, an increase of approximately $488,000 or 11.2%, while gross profit margins for the comparative periods were 22.7% and 16.6%, respectively. The improved gross profit percentages were principally due to the recently completed operations re-alignment and the introduction of technically advanced, higher margin versions of certain mature products. The Company continues to look at its operations for opportunities to improve margins and find cost effective ways of producing its products and improving its performance.

Selling, general and administrative expenses for the fiscal 2001 and fiscal 2000 second quarters were each approximately $1.8 million and for the six month periods ended December 29, 2000 and December 31, 1999 were $3.6 million and $3.7 million, respectively.

Research and development expenses for the fiscal 2001 second quarter were $576,000 compared to $753,000 for the similar prior year period, a decrease of approximately $177,000 or 23.5%. Research and development expenses for the first six months of fiscal 2001 decreased by $392,000 or 25.0% to $1.2 million from $1.6 million for the first six months of fiscal 2000. The reductions occurred as the Company is benefiting from collaborative engineering efforts with its contract manufacturers.

Interest expense for the second quarter and first six months of fiscal 2001 decreased by $53,000 to $23,000 and by $78,000 to $51,000 from $76,000 and
$129,000 in the second quarter and first six months of fiscal 2000, respectively. The declines were due to decreased borrowings under the Company's credit facility.

Interest income for the second quarter and first six months of fiscal 2001 decreased by $22,000 to $52,000 and by $78,000 to $101,000 from $74,000 and
$180,000 in the second quarter and first six months of fiscal 2000, respectively. The declines were due to lower average cash and cash equivalents balances.

Net earnings for the second quarter and first six months of fiscal 2001 were $70,000 and $120,000 respectively, compared to net losses in the prior fiscal 2000 similar periods of $278,000 and $865,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents balance was $1.5 million at the end of the first six months of fiscal 2001 compared to $4.4 million at the end of fiscal 2000, a reduction of approximately $2.9 million while working capital was $18.9 million compared to $19.1 million at fiscal year end.

During the first six months of fiscal 2001, $1.7 million of cash was used in operations, primarily due to increases in accounts receivables and inventories of $1.4 million and $1.3 million, respectively, partially offset by net earnings of $120,000 and depreciation and amortization of $888,000. Investing activities used $562,000 for capital expenditures and financing activities used $687,000 due to $691,000 of debt repayments, partially offset by $4,000 received from the exercise of stock options.

The Company has a credit facility in an aggregate amount of $7.5 million ("Credit Facility"), consisting of a $6.0 million revolving credit facility and a $1.5 million term loan. The revolving credit facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of the eligible accounts receivable and 50% of the eligible inventory, subject to certain reserves. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is April 30, 2003, while the term loan is to be repaid through March 31, 2003, subject to mandatory repayments from asset disposition proceeds and insurance proceeds in certain circumstances. As of December 29, 2000, $798,000 was outstanding under the term loan and no balance was outstanding on the revolving credit facility.

Funds anticipated to be generated from operations, together with available cash and borrowings under the credit facility, are considered to be adequate to finance the Company's operational and capital needs for the foreseeable future.

FORWARD-LOOKING

This Report contains and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers may contain forward-looking statements concerning, among other things, the Company's future plans and objectives that are or may be deemed to be forward-looking statements. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to, general economic and business conditions, including the regulatory environment applicable to the communications industry; weather and similar conditions (including the effects of hurricanes in the Caribbean where the Company's principal gas tube manufacturing facilities are located); competition; potential technological changes, including the Company's ability to timely develop new products and adapt its existing products to technological changes; potential changes in customer spending and purchasing policies and practices; loss or disruption of sales to major customers as a result of, among other things, third party labor disputes and shipping disruptions from countries in which the Company's contract manufacturers produce the Company's products; Company's ability to market its existing, recently developed and new products and retain and win contracts; risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance; dependence on third parties for products and product components; the Company's ability to attract and retain technologically qualified personnel; the Company's ability to fulfill its growth strategies; the availability of financing on satisfactory terms to support the Company's growth; and other factors discussed elsewhere in this Report and in other Company reports hereafter filed with the Securities and Exchange Commission.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Company's Annual Meeting of Stockholders held on December 6, 2000, the Company's stockholders:

(a) Elected the following to serve as Class III directors of the Company until the Company's Annual Meeting of Stockholders to be held in the year 2003 and until their respective successors are elected and qualified, by the following votes:

                                                        For             Withheld
                                                        ---             --------

         Alfred J. Roach                             9,346,333          918,042
         Timothy J. Roach                            9,446,781          817,594

(b) Approved the Amendment to the Company's 1998 Stock Option Plan to increase the number of shares available thereunder from 1,500,000 to 2,500,000, by the following votes:

         For               Against             Abstain               Non-Votes
         ---               -------             -------               ---------

         3,525,156        1,965,574             55,295               4,718,350

(c) Approved the Amendment to the Company's 1994 Non-Employee Director Stock Option Plan to increase the number of shares available thereunder from 200,000 to 700,000 and to increase the number of shares subject to options to be granted thereunder at the time of a director's initial election and at each annual meeting of stockholders from 10,000 to 25,000, by the following votes:

         For               Against             Abstain               Non-Votes
         ---               -------             -------               ---------

         3,484,071         1,988,267           73,687                4,718,350

(d) Ratified the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the Company's fiscal year ending June 29, 2001, by the following votes:

         For               Against             Abstain
         ---               -------             -------

         10,097,394        133,134             33,847

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TII INDUSTRIES, INC.


Date:  February 12, 2001                     By: /s/ Kenneth A. Paladino
                                                --------------------------
                                                Kenneth A. Paladino
                                                Vice President-Finance and Chief
                                                Financial Officer