Form 10-Q
period 2001-03-30
TII INDUSTRIES INC
filed 2001-05-14
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 8, 2001 was 11,682,284

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                            TII INDUSTRIES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                          March 30, 2001       June 30, 2000
                                                                                         -----------------    ----------------
                                                                                           (Unaudited)
                                        ASSETS
Current Assets
     Cash and cash equivalents                                                            $          435       $      4,446
     Accounts receivable, net                                                                      5,856              7,246
     Inventories                                                                                  14,701             12,825
     Other                                                                                            94                268
                                                                                         -----------------    ----------------
           Total current assets                                                                   21,086             24,785
                                                                                         -----------------    ----------------
Property, plant and equipment, net                                                                 8,441             11,223
Other                                                                                              1,113              1,308
                                                                                         -----------------    ----------------
TOTAL ASSETS                                                                              $       30,640       $     37,316
                                                                                         =================    ================

                       LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities
     Current portion of long-term debt and obligations under capital leases               $          258       $        300
     Accounts payable                                                                              4,738              3,685
     Accrued liabilities                                                                           1,040              1,475
     Accrued restructuring expenses                                                                  477                202
                                                                                         -----------------    ----------------
           Total current liabilities                                                               6,513              5,662
                                                                                         -----------------    ----------------
Long-Term Debt and Obligations Under Capital Leases                                                  553              1,267
                                                                                         -----------------    ----------------

Series C Convertible Redeemable Preferred Stock, 1,626 shares outstanding at March 30, 2001 and June 30, 2000, respectively;
     liquidation preference of $1,150 per share                                                    1,626              1,626
                                                                                         -----------------    ----------------

Stockholders' Investment
     Preferred Stock, par value $1.00 per share; 1,000,000 shares authorized;
           Series C Convertible Redeemable, 1,626 shares outstanding
           at December 29, 2000 and June 30, 2000, respectively                                        -                  -
           Series D Junior Participating, no shares outstanding                                        -                  -
     Common Stock, par value $.01 per share; 30,000,000 shares authorized;
        11,699,921 and 11,698,121 shares issued; 11,682,284 and 11,680,484 shares outstanding at March 30, 2001 and
        June 30, 2000, respectively                                                                  117                117
Warrants and options outstanding                                                                     369                369
Capital in excess of par value                                                                    37,123             37,119
Accumulated deficit                                                                              (15,380)            (8,563)
                                                                                         -----------------    ----------------
                                                                                                  22,229             29,042
Less - Treasury stock, at cost; 17,637 common shares                                                (281)              (281)
                                                                                         -----------------    ----------------
           Total stockholders' investment                                                         21,948             28,761
                                                                                         -----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                           $        30,640      $      37,316
                                                                                         =================    ================

                                        See Notes to Consolidated Financial Statements


                                               TII INDUSTRIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


                                                              Three month period ended                 Nine month period ended

                                                         March 30, 2001      March 31, 2000       March 30, 2001      March 31, 2000
                                                        -----------------    ----------------    -----------------    --------------
                                                                    (Unaudited)                              (Unaudited)
Net sales                                                $      8,228        $     11,853         $   29,543          $    38,015
Cost of sales                                                   6,276               9,320             22,761               31,140
                                                        -----------------    ----------------    -----------------    --------------

           Gross profit                                         1,952               2,533              6,782                6,875
                                                        -----------------    ----------------    -----------------    --------------
Operating expenses
        Selling, general and administrative                     2,037               1,700              5,507                5,406
        Research and development                                  775                 779              2,066                2,345
        Realignment of operations charge, net                   6,100                   -             6,100                     -
                                                        -----------------    ----------------    -----------------    --------------
                  Total operating expenses                      8,912               2,479             13,673                7,751
                                                        -----------------    ----------------    -----------------    --------------

                  Operating income (loss)                      (6,960)                 54             (6,891)                (876)

Interest expense                                                  (19)                (46)               (70)                (175)
Interest income                                                    30                   8                132                  188
Other income                                                       12                  16                 12                   30
                                                        -----------------    ----------------    -----------------    --------------

Net (loss) earnings                                      $     (6,937)        $        32         $   (6,817)          $     (833)
                                                        =================    ================    =================    =============
Net (loss) earnings per common share:

     Basic                                               $      (0.59)        $      0.00         $    (0.58)         $     (0.09)
                                                        =================    ================    =================    =============

     Diluted                                             $      (0.59)        $      0.00         $    (0.58)         $     (0.09)
                                                        =================    ================    =================    =============

Weighted average common shares outstanding:
     Basic                                                     11,682                  8,990               11,682              8,885
     Diluted                                                   11,682                 10,730               11,682              8,885


                                           See Notes to Consolidated Financial Statements

                                                                 3

                                               TII INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                                       (DOLLARS IN THOUSANDS)
                                                            (UNAUDITED)

                                                           Warrants and        Capital in
                                                             Options           excess of         Accumulated         Treasury
                                         Common Stock      Outstanding         par value           Deficit             Stock
                                         -------------    ---------------     -------------    -----------------    ------------
BALANCE, June 30, 2000                   $     117        $        369        $    37,119      $       (8,563)      $    (281)
Exercise of stock options                        -                   -                  4                    -               -
Net loss for nine month
  period ended March 30, 2001                    -                   -                  -              (6,817)               -
                                         -------------    ---------------     -------------    -----------------    ------------
BALANCE, March 30, 2001                  $     117        $        369        $    37,123      $      (15,380)      $    (281)
                                         =============    ===============     =============    =================    ============

                                          See Notes to Consolidated Financial Statements



                                       TII INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (DOLLARS IN THOUSANDS)

                                                                               For the nine month periods ended
                                                                            March 30, 2001         March 31, 2000
                                                                           ------------------     ------------------
                                                                                         (Unaudited)

Cash Flows from Operating Activities:

Net (loss)                                                                 $          (6,817)     $          (833)

Adjustments to reconcile net (loss) to net cash used in
   operating activities:
        Depreciation and amortization                                                  1,153                1,009
        Provision for inventory                                                          198                  294
        Amortization of other assets                                                     180                  180
        Realignment of operations charge, net                                          6,100
        Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivables                                 1,390                 (654)
           Increase in inventories                                                    (4,774)              (2,438)
           Decrease (increase) in other assets and other items                           189                 (125)
           Increase (decrease) in accounts payable, accrued
             liabilities and accrued restructuring expenses                              393               (4,688)
                                                                           ------------------     ------------------

                      Net cash used in operating activities                           (1,988)              (7,255)
                                                                           ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net of dispositions                                        (1,271)              (1,008)
                                                                           ------------------     ------------------
                   Net cash used in investing activities                              (1,271)              (1,008)
                                                                           ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                               4                   30
     (Payments) borrowings of debt and obligations under
                 capital leases                                                         (756)                 703
                                                                           ------------------     ------------------

                   Net cash (used) provided by financing activities                     (752)                 733
                                                                           ------------------     ------------------

Net decrease in cash and cash equivalents                                             (4,011)              (7,530)

Cash and cash equivalents, at beginning of period                                      4,446                8,650
                                                                           ------------------     ------------------

Cash and cash equivalents, at end of period                                 $            435       $        1,120
                                                                           ==================     ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
     Conversion of Series C Preferred Stock                                 $              -        $         696
                                                                           ==================     ==================
     Abandonment of property due to operations re-alignment                 $              -        $          71
                                                                           ==================     ==================
SUPPLEMENTAL DISCLOSURE OF CASH TRANSACTIONS:
     Cash paid during the period for interest                               $             20       $          175
                                                                           ==================     ==================


                                  See Notes to Consolidated Financial Statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS: The unaudited interim consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                      For the three month               For the nine month
                                                                          period ended                    period ended
                                                                     Mar 30,       Mar 31,         Mar 30,            Mar 31,
                                                                      2001            2000            2001             2000
                                                                   ------------    -----------     -----------      ------------
                                                                                          (in thousands)
Numerator for diluted calculation:
Net (loss) earnings                                                $ (6,937)       $     32        $  (6,817)       $   (833)
                                                                   ============    ===========     ===========      ============

Denominator:
     Weighted average common shares outstanding                      11,682           8,990           11,682           8,885
     Dilutive effect of stock warrants and options                        -             662                -               -
     Dilutive effect of conversion of Series C Convertible
        Redeemable Preferred Stock                                        -           1,078                -               -
                                                                   ------------    -----------     -----------      ------------

Denominator for diluted calculation                                  11,682          10,730           11,682           8,885
                                                                   ============    ===========     ===========      ============

Stock warrants and options to purchase 6.1 million shares of common stock for the three and nine month periods ending March 30, 2001, were outstanding but not included in the computation of diluted net earnings per common share since their inclusion would be antidilutive. In addition, incremental stock equivalent shares of 1.3 million related to the Series C Convertible Redeemable Preferred Stock were not used in the calculation of diluted net earnings per share for the three and nine month periods ended March 31, 2001 since their inclusion would be antidilutive.

NOTE 4 - INVENTORIES: Inventories consisted of the following major classifications:

                                                 March 30, 2001         June 30, 2000
                                               -------------------    ------------------
                                                            (in thousands)
        Raw materials and subassemblies         $         4,890        $        8,342
        Work in process                                    3,513                4,387
        Finished goods                                     6,748                3,059
                                               -------------------    ------------------
                                                          15,151               15,788
        Less:  allowance for inventory                      (450)              (2,963)
                                               -------------------    ------------------
                                                $         14,701       $       12,825
                                               ===================    ==================

During the quarter ended March 30, 2001, the Company evaluated its allowance for inventory and allocated $2.5 million of it to slow moving, scrap and obsolete inventories and charged the allowance accordingly. Since this allowance was previously provided for, this charge did not affect the net inventory amounts or results of operations.

NOTE 5 - OPERATIONS REALIGNMENTS: During fiscal 1999, the Company commenced a strategy to improve operating efficiencies and reduce costs. A 1999 realignment plan included outsourcing a significant portion of the Company's component assembly, closing its Dominican Republic facility, the divesting of its injection molding and metal stamping operations, work force reductions and other cost-savings measures. As part of management's strategy to continue to improve margins by finding cost-effective ways of producing its products, and as a result of the successes under the earlier plan, management implemented a new plan in the third quarter of fiscal 2001 to further realign its operations.

A key element in the new plan includes the expansion of the Company's outsourcing strategy with contract manufacturers to produce a substantial portion of the remaining components and subassemblies that the Company is currently manufacturing. Included in this plan are additional workforce and production facility reductions, the assessment of future usage and recoverability of certain inventories and manufacturing machinery, equipment and leasehold improvements as certain manufacturing activities are outsourced and products are eliminated, and other cost saving measures.

Accordingly, during the third quarter of fiscal 2001, the Company recorded a net realignment of operations charge on the Consolidated Statement of Operations of approximately $6.1 million, net of a reversal of the remaining reserve of $96,000 from the 1999 realignment charge discussed below. The corresponding allowances and reserve balances of this charge are reflected in Inventories, Property, Plant and Equipment and in Accrued Restructuring Expenses in the accompanying Consolidated Balance Sheet.

The realignment charge includes an inventory writedown of approximately $2.7 million for components and sub-assemblies that will now be outsourced or discontinued, product lines to be eliminated and other slow moving inventories. Further, the Company assessed the future use and recoverability of certain machinery, equipment and leasehold improvements ("Equipment") associated with the production of components and sub-assemblies in Puerto Rico. The Company estimated the net realizable value of the Equipment, utilizing its fair market value assessment adjusted for any estimated costs to dispose or sell the Equipment, resulting in a charge of approximately $2.9 million. Under this new realignment of operations plan, the Company will reduce its workforce from approximately 215 employees as of March 30, 2001 to approximately 145 employees through June 2001, resulting in a charge of approximately $300,000 for employee termination benefits. Additionally, the Company created an accrual of approximately $300,000 for the resulting excess manufacturing space in the leased facilities related to component and sub-assembly production.

As previously mentioned, during fiscal 1999 the Company initiated a strategic operations realignment plan in order to enhance operating efficiencies and reduce costs. Under this initial plan, the Company reduced its work force from approximately 1,165 employees as of April 1999 to 255 at June 30, 2000, including reductions resulting from sale of non-core businesses. Additionally, the Company assessed the future use of certain equipment in the Dominican Republic and the Company's injection molding facilities in Puerto Rico. The Company estimated the net realizable value and created an allowance for equipment utilizing a methodology similar to the one described earlier in this note.

As a result, during the fourth quarter of 1999, the Company recorded a charge of approximately $6.0 million included in Operations Realignment and Costs to Close Facility on the Consolidated Statement of Operations for the fiscal year ended June 25, 1999. The Company substantially completed this operations realignment by June 30, 2000. The activity during fiscal 2001 in the associated balance sheet accounts for the 1999 charge is as follows:

                                                 Reserve for          Employee             Plant
                                                    Asset            Termination          Closure
                                                Dispositions          Benefits             Costs                Total
                                               ----------------    ----------------    ---------------     ---------------
Balance, June 30, 2000                         $    435,000           $   177,000       $    25,000         $    637,000
 Cash payments during fiscal 2001                         -              (136,000)          (89,000)            (225,000)
 Additional accrual for plant closing
   costs                                            (23,000)              (41,000)           64,000                    -
 Asset writedowns                                  (316,000)                                                    (316,000)
 Reversal of excess reserve                         (96,000)                                                     (96,000)
                                               ----------------    ----------------    ---------------     ---------------
Balance March 30, 2001                         $       -           $         -         $          -         $          -
                                               ================    ================    ===============     ===============

As disclosed in the table shown above, an additional reserve for Plant Closure Costs was needed to account for several miscellaneous costs related to the 1999 operations realignment that were underestimated in the original charge. The effect in operations of this additional reserve was offset by the reversal of excess reserves for asset dispositions and employee termination benefits. In addition, during the quarter ended March 30, 2001, a reversal of an excess reserve for asset dispositions was recognized and classified within the 2001 Realignment of operations charge, net included in the accompanying Consolidated Statements of Operations.

NOTE 6 - INCOME TAXES: The Company's policy is to provide for income taxes based on reported income, adjusted for differences that are not expected to enter into the computation of taxes under applicable tax laws. The Company has certain exemptions available until January 2009 for Puerto Rico income tax and Puerto Rico property tax purposes and the Company also has net operating loss carryforwards available through fiscal 2006. There are no limitations on the Company's ability to utilize such net operating loss carryforwards to reduce its Puerto Rico income tax.

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

RESULTS OF OPERATIONS

Net sales for the fiscal 2001 third quarter were $8.23 million compared to $11.85 million for the comparative prior year period, a decrease of approximately $3.62 million or 30.6%. The decrease for the quarter is primarily due to the industry-wide slowdown in capital spending and the actions taken to reduce inventory levels by telecommunications service providers, both of which have negatively impacted equipment providers.

Net sales for the nine months of fiscal 2001 were $29.54 million compared to $38.02 million for the comparative prior year period, a decrease of approximately $8.48 million or 22.3%. The decrease for the nine months was due to the industry-wide slowdown, actions taken by customers to reduce inventory levels and reduced orders during the first six months of the year from a significant customer as a result of technical problems that the customer was having with its product, unrelated to the Company's components, which have since been resolved.

This slowdown is expected to continue into the fourth quarter of fiscal 2001 but management believes that it will be somewhat mitigated by the recent three year extension and expansion of the Company's agreement to supply network interface devices to a major Regional Bell Operating Company. The Company expects to begin to generate higher comparable quarterly sales beginning in July of 2001, the first quarter of the Company's new fiscal year.

Gross profit for the fiscal 2001 third quarter was $1.95 million compared to $2.53 million for the comparative prior year period, a decrease of approximately $581,000 or 22.9%, while gross profit margins were 23.7% compared to 21.4%. Gross profit for the first nine months of fiscal 2001 was $6.78 million compared to $6.88 million for the comparative prior year period, a decrease of approximately $93,000 or 1.4%, while gross profit margins were 23.0% compared to 18.1%. The lower gross profits are due to the lower comparative sales levels, offset somewhat by the improved gross profit margins. The improved gross profit margins are principally due to the success of the recent completion of the Company's operations realignment announced in 1999 and the introduction of technically advanced higher margin versions of certain mature products.

Selling, general and administrative expenses for the third quarter of fiscal 2001 were $2.04 million compared to $1.70 million for the comparative prior year period, an increase of approximately $337,000 or 19.8%. Selling, general and administrative expenses for the first nine months of fiscal 2001 were $5.51 million compared to $5.41 million for the comparative prior year period, an increase of approximately $101,000 or 1.9%. The increases for the quarter and nine months were principally due to increased marketing expenses related to a new product introduction and a general increase in marketing expenses.

Research and development expenses for the third quarter of fiscal 2001 were $775,000 compared to $779,000 for the comparative prior year period, a decrease of approximately $4,000 or .5%. Research and development expenses for the first nine months of fiscal 2001 decreased by $279,000 or 11.9% to $2.07 million from $2.35 million for the first nine months of fiscal 2000. The reductions occurred as the Company is benefiting from collaborative engineering efforts with its contract manufacturers.

As part of management's strategy to continue to improve margins by finding cost-effective ways of producing its products, and also as a result of the successes under the Company's prior year realignment plan, in the third quarter of fiscal 2001 management implemented a plan to further realign its operations. A key element in this new plan includes the expansion of the Company's outsourcing strategy with contract manufacturers to produce a substantial portion of the remaining components and subassemblies that the Company is currently manufacturing. As a result, the Company recorded a "Realignment of operations charge, net" in the third quarter of $6.10 million that is more fully explained in Note 5 to these Consolidated Financial Statements.

Interest expense for the third quarter and first nine months of fiscal 2001 decreased by $27,000 to $19,000 from $46,000 and by $105,000 to $70,000 from
$175,000, respectively. The declines were due to decreased borrowings under the Company's credit facility.

Interest income for the third quarter and first nine months of fiscal 2001 increased by $22,000 to $30,000 from $8,000 and decreased by $56,000 to $132,000 from $188,000, respectively. The increase for the quarter and decrease for the first nine months was primarily due to changes in average cash and cash equivalents balances.

The net losses for the third quarter and first nine months of fiscal 2001 were $6.94 million and $6.82 million, respectively, compared to net earnings in the comparative prior year fiscal quarter of $32,000 and to a net loss of $833,000 in the comparative prior year nine month period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents balance was $435,000 at March 30, 2001 compared to $4.45 million at the end of fiscal 2000, a reduction of approximately $4.01 million, while working capital was $14.57 million at March 30, 2001 compared to $19.12 million at June 30, 2000, a reduction of $4.55 million.

During the first nine months of fiscal 2001, $1.99 million of cash was used in operations, primarily due to an increase in inventories of $4.77 million, partially offset by a decrease in accounts receivable of $1.39 million and depreciation and amortization of $1.15 million. The increase in inventories was due to the lower comparative sales levels and the building of inventory in anticipation of the recently announced award from a major RBOC.

Investing activities used $1.27 million for capital expenditures and financing activities used $752,000 due to $756,000 of debt repayments, partially offset by $4,000 received from the exercise of stock options.

The Company has a credit facility ("Credit Facility"), consisting of a $6.0 million revolving credit facility and a term loan. The revolving credit facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of the eligible accounts receivable and 50% of the eligible inventory, subject to certain reserves. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is April 30, 2003, while the term loan is to be repaid through March 31, 2003, subject to mandatory repayments from asset disposition proceeds and insurance proceeds in certain circumstances. As of March 30, 2001, $603,000 was outstanding under the term loan and no amount was outstanding under the revolving credit facility. The Credit Facility requires the Company to maintain a minimum tangible net worth of $21.0 million. As of March 30, 2001 the Company's tangible net worth was approximately $21.4 million. If losses continue, the Company may cease to be in compliance with the tangible net worth covenant. In that event, if the Company is unable to obtain a waiver or amendment of the covenant, the Company may be unable to borrow under the Credit Facility and may have to repay all loans then outstanding under the Credit Facility.

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


                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On May 14, 2001, the Company issued the press release attached to this report as
Exhibit 99.1 concerning the extension and expansion of the Company's current agreement to supply a major Regional Bell Operating Company with network interface devices.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1    TII Industries, Inc. Press Release dated May 14, 2001

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed by the Company during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TII INDUSTRIES, INC.


Date:  May 14, 2001                    By: /s/ Kenneth A. Paladino
                                          -----------------------------
                                                Kenneth A. Paladino
                                                Vice President-Finance and Chief
                                                Financial Officer

                                 EXHIBIT INDEX
                                 -------------

   Exhibit No.     Desription
   -----------     ----------

      99.1         TII Industries, Inc. Press Release dated May 14, 2001