Form 10-Q/A
period 2001-03-30
TII INDUSTRIES INC
filed 2001-09-27
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

                                EXPLANATORY NOTE

During the third quarter of fiscal 2001, the Company recorded a net realignment of operations charge on the Consolidated Statements of Operations of approximately $6.1 million, net of a reversal of the remaining reserve of $96,000 from the 1999 realignment charge discussed in Note 5 of the Notes to Consolidated Financial Statements.

The realignment charge included an inventory writedown of approximately $2.7 million for components and sub-assemblies that will now be outsourced or discontinued, product lines to be eliminated and other slow moving inventories.

This Amendment is being filed to reclassify such $2.7 million inventory writedown, pursuant to Staff Accounting Bulletin No. 100, from "Realignment of Operations Change, net" (which is reduced from the previously reported $6,100,000 to $3,400,000) to a separate line item below "Cost of Sales" and as a reduction of gross profit, and to conform the presentation in this 10-Q with that of the Company's 10-K.

As a result, the Company's gross profit and gross profit margin for the three months ended March 30, 2001 were negatives of $748,000 and 9.1%, respectively (versus the previously reported positive of $1.95 million and 23.7%, respectively) and were positives of $4.08 million and 13.8%, respectively (versus the previously reported $6.78 million and 23.0%, respectively) for the nine months ended March 30, 2001.

The foregoing had no effect on the Company's reported net loss per share.

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
                                                                                         =================    ================

                                        See Notes to Consolidated Financial Statements


                                               TII INDUSTRIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


                                                              Three month period ended                 Nine month period ended

                                                         March 30, 2001      March 31, 2000       March 30, 2001      March 31, 2000
                                                        -----------------    ----------------    -----------------    --------------
                                                                    (Unaudited)                              (Unaudited)
Net sales                                                $      8,228        $     11,853         $   29,543          $    38,015
Cost of sales                                                   6,276               9,320             22,761               31,140
Inventory write-down, resulting from
  operations re-alignment                                       2,700                                  2,700
                                                        -----------------    ----------------    -----------------    --------------

           Gross (loss) profit                                   (748)              2,533              4,082                6,875
                                                        -----------------    ----------------    -----------------    --------------
Operating expenses
        Selling, general and administrative                     2,037               1,700              5,507                5,406
        Research and development                                  775                 779              2,066                2,345
        Realignment of operations charge, net                   3,400                   -              3,400                    -
                                                        -----------------    ----------------    -----------------    --------------
                  Total operating expenses                      6,212               2,479             10,973                7,751
                                                        -----------------    ----------------    -----------------    --------------

                  Operating income (loss)                      (6,960)                 54             (6,891)                (876)

Interest expense                                                  (19)                (46)               (70)                (175)
Interest income                                                    30                   8                132                  188
Other income                                                       12                  16                 12                   30
                                                        -----------------    ----------------    -----------------    --------------

Net (loss) earnings                                      $     (6,937)        $        32         $   (6,817)          $     (833)
                                                        =================    ================    =================    =============
Net (loss) earnings per common share:

     Basic                                               $      (0.59)        $      0.00         $    (0.58)         $     (0.09)
                                                        =================    ================    =================    =============

     Diluted                                             $      (0.59)        $      0.00         $    (0.58)         $     (0.09)
                                                        =================    ================    =================    =============

Weighted average common shares outstanding:
     Basic                                                     11,682               8,990             11,682                8,885
     Diluted                                                   11,682              10,730             11,682                8,885


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

NOTE 4 - INVENTORIES: Inventories consisted of the following major classifications:

                                                 March 30, 2001         June 30, 2000
                                               -------------------    ------------------
                                                            (in thousands)
        Raw materials and subassemblies         $          5,080       $        8,342
        Work in process                                    3,513                4,387
        Finished goods                                     6,748                3,059
                                               -------------------    ------------------
                                                          15,341               15,788
        Less:  allowance for inventory                      (640)              (2,963)
                                               -------------------    ------------------
                                                $         14,701       $       12,825
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

Accordingly, during the third quarter of fiscal 2001, the Company recorded a net realignment of operations charge on the Consolidated Statement of Operations of approximately $6.1 million, including a write-down of inventories of $2.7 million and net of a reversal of the remaining reserve of $96,000 from the 1999 realignment charge discussed below. The corresponding allowances and reserve balances of this charge are reflected in Inventories, Property, Plant and Equipment and in Accrued Restructuring Expenses in the accompanying Consolidated Balance Sheet.

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

Gross profit for the fiscal 2001 third quarter was a negative $748,000 and the Company's gross profit margin for the period was a negative 9.1%. This was caused by a realignment charge which included an inventory writedown of approximately $2.7 million for components and sub-assemblies that will now be outsourced or discontinued, product lines to be eliminated and other slow moving inventories. Absent this charge, the Company's gross profit for the third quarter of fiscal 2001 was $1.95 million compared to $2.53 million for the comparative prior year period, a decrease of approximately $581,000 or 22.9%, while gross profit margins were 23.7% compared to 21.4%. The Company's gross profit and gross profit margin for the nine months ended March 30, 2001 was $4.08 and 13.8%, respectively. Exclusive of the charge to inventory related to the restructuring, the Company's gross profit for the first nine months of fiscal 2001 was $6.78 million compared to $6.88 million for the comparative prior year period, a decrease of approximately $93,000 or 1.4%, while gross profit margins were 23.0% compared to 18.1%. Without giving effect to the non-recurring charge to inventory related to the restructuring, the lower gross profits are due to the lower comparative sales levels, offset somewhat by the improved gross profit margins. Also without giving effect to the non-recurring charge to inventory related to the restructuring, the improved gross profit margins are principally due to the success of the recent completion of the Company's operations realignment announced in 1999 and the introduction of technically advanced higher margin versions of certain mature products.

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

As part of management's strategy to continue to improve margins by finding cost-effective ways of producing its products, and also as a result of the successes under the Company's prior year realignment plan, in the third quarter of fiscal 2001 management implemented a plan to further realign its operations. A key element in this new plan includes the expansion of the Company's outsourcing strategy with contract manufacturers to produce a substantial portion of the remaining components and subassemblies that the Company is currently manufacturing. As a result, the Company recorded a "Realignment of operations charge, net" in the third quarter of $6.10 million, including a write-down of inventories of $2.7 million, that is more fully explained in Note 5 to these Consolidated Financial Statements.

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

                                   TII INDUSTRIES, INC.


Date:  September 27, 2001          By: /s/ Kenneth A. Paladino
                                      -----------------------------
                                           Kenneth A. Paladino
                                           Vice President-Finance, Treasurer and
                                           Chief Financial Officer