Form 10-K
period 2001-06-29
TII INDUSTRIES INC
filed 2001-09-27
CIK 277928

SECURITIES AND EXCHANGE COMMISSION

                             Washington. D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 29, 2001

                          COMMISSION FILE NUMBER 1-8048


                              TII INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                    66-0328885
---------------------------------         -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


                   1385 Akron Street, Copiague, New York 11726
             -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (631) 789-5000
             -----------------------------------------------------
              (Registrant's telephone number, including area code)


       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock. $.01 par value
          Series D Junior Participating Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock of the registrant outstanding as of September 10, 2001 held by non-affiliates of the registrant was approximately $8.3 million. While such market value excludes the market value of shares that may be deemed beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

      The number of shares of the Common Stock of the registrant outstanding as of September 10, 2001 was 11,682,284.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement relating to its
       2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                           FORWARD-LOOKING STATEMENTS

In order to keep the Company's stockholders and investors informed of the Company's future plans, this Report contains and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers contain, forward-looking statements concerning, among other things, the Company's future plans and objectives that are or may be deemed to be "forward-looking statements." The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders and potential investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to, general economic and business conditions, including the regulatory environment applicable to the communications industry; weather and similar conditions; competition (see "Competition"); potential technological changes (see "Research and Development") including the Company's ability to timely develop new products and adapt its existing products to technological changes (see "Products" and "Research and Development"); potential changes in customer spending and purchasing policies and practices; loss or disruption of sales to major customers as a result of, among other things, third party labor disputes, shipping disruptions from countries in which the Company's contract manufacturers produce the Company's products; the Company's ability to market its existing, recently developed and new products (see "Marketing and Sales"); the risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance; dependence on third parties for certain of its products and product components (see "Raw Materials" and "Manufacturing"); the Company's ability to attract and retain technologically qualified personnel (see "Employees"); the Company's ability to fulfill its growth strategies (see "Research and Development"); the availability of financing on satisfactory terms to support the Company's growth (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources"); and other factors discussed elsewhere in this Report and in other Company reports hereafter filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

      TII Industries, Inc. ("Company" or "TII") designs, produces and markets overvoltage and lightning surge protection products and systems, network interface devices ("NIDs") and station electronic products for use in the communications industry. The Company sells its products to United States telephone operating companies ("Telcos"), including the Regional Bell Operating Companies ("RBOCs"), as well as original equipment manufacturers ("OEMs"), cable television ("CATV") providers and competitive access providers ("CAPs") of communications services. The Company believes that its products offer superior, cost-effective performance features and characteristics, including high reliability, long life cycles, ease of installation and optimum protection against adverse environmental conditions. This has resulted in TII becoming a leading supplier of overvoltage surge protectors to the U.S. Telephone industry for use at their subscriber locations.

      Overvoltage surge protection is mandated in the United States by the National Electrical Code ("NEC") to be installed on subscriber telephone lines to prevent injury to users and damage to their equipment due to surges caused by lightning and other hazardous overvoltages. The NEC is published by the National Fire Protection Agency and typically is adopted by states and local municipalities. While similar requirements exist in most other developed countries, a significant portion of the world's communications networks remains unprotected from the effects of overvoltage surges. The 1999 edition of the NEC requires overvoltage surge protection to be included on network powered coax lines, a technology that brings telephony and broadband services to homes and businesses. The Company's patented broadband coax protector product line was designed to address this market.

      The Company also markets a line of NIDs tailored to various customer specifications. NIDs house the FCC mandated demarcation point between Telco-owned and subscriber-owned property. NIDs typically also enclose overvoltage surge protectors and various station electronic products that, among other things, allow a Telco to remotely test the integrity of its lines, thereby minimizing costly maintenance dispatches.

      As Telcos and other communications providers expand and upgrade their networks with new technologies to provide users with the expanded bandwidth necessary for high-speed transmission of data and video, TII has developed several products to satisfy these developing markets, including a station protector compatible with digital subscriber lines ("DSL"). DSL is superimposed over the existing telephone lines allowing high-speed data to be transmitted over a telephone line.

      To address the growing demands and complexities of communications networks in the home, the Company has developed the Digital Closet(TM), a multi-service residential gateway, that will be offered for sale to the public through authorized dealers in the Fall of calendar 2001. Residential gateways connect broadband service to an in-home network that allows communications and data transfer between networked devices in the home and the Internet. The Digital Closet integrates several of the Company's and certain specialty manufacturer's proven products and technologies into a unique multi service residential gateway which includes a whole home surge protection system, network firewall, high speed Internet access and local area networking utilizing a home's existing wiring infrastructure.

      Utilizing the Company's proprietary overvoltage protection technology, the Digital Closet provides a common ground protection system for all power lines in the home, as well as protection for all incoming signals regardless of their source (telephone, cable, satellite etc.). This technology is designed not only to improve the level of protection but also to eliminate the need for the multitude of individual strip surge protectors currently used to protect home electronics. The Digital Closet's whole home surge protection system is also designed to minimize electrical noise associated with ground differentials, ensuring signal reception integrity. (See "Business - Products")

      As discussed below, beginning in fiscal 1999, the Company realigned some of its operations by outsourcing a significant portion of its component assembly, closing its Dominican Republic facility, divesting of its injection molding and metal stamping operations, workforce reductions and taking other cost-cutting measures. In fiscal 2001, the Company began an additional re-alignment of its operations, including an expansion of the Company's outsourcing strategy with outside manufacturers to produce a substantial portion of its remaining components and subassemblies that the Company was still manufacturing, additional workforce and production facility reductions and other cost saving measures. (See "Business-Business Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

BUSINESS STRATEGY

      The Company's business strategy for increasing its participation in the rapidly growing worldwide communications markets is based upon focusing on: (i) introducing and marketing new and innovative products that will solidify existing markets and take TII into new markets, such as the residential gateway market; (ii) expanding opportunities in broadband communications; (iii) growing the core protection business by strengthening the Company's sales presence within the independent telephone companies; and (iv) enhancing all marketing efforts by capitalizing on TII's reputation as a producer of high quality, high performance products at competitive prices with on-time delivery.

      The Company's reputation among its customers is one of providing swift responses to their needs with creative and effective solutions using products compliant with, and in most cases superior in performance to, the demanding specifications of Telco customers, Telcordia (formerly Bellcore), Underwriters Laboratory ("UL") and other testing facilities. This approach, combined with the Company's history of constantly improving technology, improved operations and effective collaboration, allows the Company to bring product solutions to its customers faster, more effectively and more competitively priced.

      The Company has successfully developed cooperative working relationships with several of the world's most advanced communications, technology and manufacturing companies. Working with these companies, joint teams are formed to integrate their combined talents and technologies to foster and accelerate new product development, cost effective manufacturing and effective sales, marketing and distribution. Several of the Company's new products have been the result of these collaborative efforts.

      During fiscal 1999, the Company initiated a strategic operations re-alignment in an effort to enhance operating efficiencies and reduce costs.
This program included outsourcing a significant portion of the Company's production, closing the Company's Dominican Republic facility, workforce reductions and other cost-saving measures throughout the Company. Under this initial plan, the Company recorded an operations re-alignment charge of approximately $6.0 million. (See Note 2 of Notes to Consolidated Financial Statements.)

      During the third quarter of fiscal 2001, as part of management's continued strategy to improve profit margins by finding cost-effective ways of producing its products, and as a result of the successes under the Company's 1999 re-alignment plan, management committed to a plan to further re-align its operations. A key element of the 2001 plan is the expansion of the Company's outsourcing strategy with contract manufacturers to produce a substantial portion of the remaining components and subassemblies that the Company was still manufacturing. Included in this plan are additional workforce and production facility reductions, the assessment of future usage and recoverability of certain inventories and manufacturing machinery, equipment and leasehold improvements as certain manufacturing activities conducted in Puerto Rico are outsourced and products are eliminated, and other cost saving measures. As a result, the Company recorded a net operations re-alignment charge, including a write-down of inventories of $2.7 million, in the third quarter of fiscal 2001 of $6.1 million, net of reversals. (See Note 2 of Notes to Consolidated Financial Statements.)

PRODUCTS

      LIGHTNING AND OVERVOLTAGE SURGE PROTECTION PRODUCTS. The Company designs, produces and markets overvoltage surge protection products and systems, network interface devices and station electronics for the communications industry for use on their subscribers' home or business telephone lines. Surge protectors:
(i) protect the subscribers and their equipment; (ii) reduce the subscribers' loss of service; (iii) reduce the communications providers' loss of revenue due to subscriber outages; and (iv) reduce the communications providers' costs to replace or repair damaged equipment. Overvoltage surge protectors differ in power capacity, application, configuration and price to meet varying needs.

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

      MODULAR STATION PROTECTORS: One of the Company's most advanced overvoltage surge protectors, marketed under the trademark Totel Failsafe(R)("TFS"), combines the Company's three electrode gas tube with a thermally operated failsafe mechanism. The three-electrode gas tube is designed to protect equipment from hazardous overvoltage surges and the failsafe mechanism is designed to insure that, under sustained overvoltage conditions, the protector will become permanently grounded. The Company combines this TFS protection element with a sealing gel making this modular surge protector impervious to severe moisture or environmental contamination while providing advanced overvoltage surge protection. The Company has developed several overvoltage protectors for high-speed broadband applications. These protectors are compatible with a DSL and 10 Base-T transmissions over the "category 5" cables. On a DSL, high-speed digital signals are superimposed over the existing telephone wires. TII is expanding its 10 Base-T product offerings in response to the increasing amount of "category 5" wiring used in the fast growing home networking market.

      BROADBAND COAXIAL PROTECTORS: 1999 revisions to the NEC, as it continues to be adopted by local jurisdictions, require overvoltage surge protection on all network powered subscriber coax lines, a cable technology that brings telephony and broadband services to homes and businesses. As an integral part of the Company's broadband product line, the Company has developed and patented a high-performance, 75-ohm Broadband Coax Protector product line to safeguard coaxial cable lines. While providing overvoltage surge protection, the Company's in-line Broadband Coax Protectors are virtually transparent to the network, permitting high-bandwidth signals to be transmitted without adversely affecting the signal. The Company's Broadband Coax Protectors have begun to be installed in active network interface devices distributed as part of hybrid-fiber coax (known as "HFC") broadband network build-outs. These build-outs, employing HFC architecture, connect residential and business customers to an enhanced range of video, voice and high-speed data communication possibilities, as well as improved signal reliability, better pictures and superior two-way transmission capability over existing and new HFC systems.

      Capitalizing on the Company's patent for In-Line(R) Coaxial Cable Surge Protectors, the Company has also developed a 50-ohm Base Station Protector product line which protects wireless service providers' cell sites from the damaging effects of lightning and other surges.

      SOLID STATE AND HYBRID OVERVOLTAGE SURGE PROTECTORS: Using solid state components, the Company has developed a line of solid state overvoltage surge protectors. While solid state overvoltage surge protectors are faster than gas tube overvoltage surge protectors at reacting to surges, a feature that some Telcos believe important in protecting certain of their sensitive equipment, they have lower energy handling capability and higher capacitance than gas tubes. When an overvoltage surge exceeds the energy handling capacity of the solid state protector, it fails causing the telephone to cease operating. High capacitance on a communication line adversely affects high bandwidth transmission, distorting the signal. As a result, most Telcos use high-energy handling, low capacitance gas tube protectors at the subscriber location. In the Telco's switching center, where lower energy handling and higher capacitance is not a major concern, solid state protectors are used more frequently. As communications equipment becomes more complex, a protector's reaction speed to a surge may be perceived to be more critical than its energy handling capabilities. In response the Company has also combined solid state protectors with the Company's gas tubes in hybrid overvoltage surge protectors. While generally more expensive and complex than gas tube surge protectors, the hybrid surge protector can provide the speed of a solid state protector with the energy handling capability of a gas tube. (See "Business - Competition.")

      AC POWERLINE PROTECTORS: TII's powerline surge protectors utilize the Company's surge protection technology and are principally used by Telcos at their central office locations ("CO"'s). These devices protect the connected communication equipment against damage or destruction caused when overvoltage surges enter equipment through the powerline. Recent power line protection products developed by the Company incorporate TII's proprietary hybrid overvoltage surge protection technology. These products have superior surge handling characteristics compared to the standard strip surge protectors that plug into a homeowner's AC outlet. This technology has been incorporated into TII's whole home surge protection system in the Company's new Digital Closet discussed under Home Networking Systems.

      Overvoltage surge protectors sold separately from NIDs accounted for approximately 56%, 59% and 49% of the Company's net sales during the Company's fiscal years 2001, 2000 and 1999, respectively.

      NETWORK INTERFACE DEVICES. The Company designs, produces and markets various NIDs, which house the FCC mandated demarcation point between Telco-owned and subscriber-owned property. The Company's NIDs typically also enclose its overvoltage surge protectors and various station electronic products that, among other things, allow Telcos to remotely test the integrity of their lines, thereby minimizing costly maintenance dispatches.

      To address the demand for voice, high-speed data and interactive video services, Telcos and other communications providers are expanding and upgrading their networks to accommodate the higher bandwidth necessary to transmit these services. In response, TII has developed a line of broadband NIDs designed to enclose the Telcos' technology of choice needed to accommodate higher bandwidth signals, whether traditional twisted pair lines, high-bandwidth coaxial cable or fiber optic lines. The Company's broadband NID product line is modular in design and thus facilitates expansion to accommodate additional subscriber access lines. For use in various markets, the NID product line currently consists of enclosures that accommodate from one to twenty-five access lines. Designed with future technologies in mind, the Company's broadband NIDs can also accommodate TII's patented coaxial overvoltage surge protector, as well as fiber optic lines.

      NID sales represented approximately 39%, 32% and 39% of the Company's net sales during fiscal 2001, 2000 and 1999, respectively.

      STATION ELECTRONICS AND OTHER PRODUCTS. The Company also designs, produces and markets station electronic products that are typically installed with an overvoltage surge protector within a NID. The Company's station electronics products allow a Telco to remotely test the integrity of its lines, thereby minimizing costly maintenance dispatches.

      The Company also designs, produces and markets other products, including plastic housings, wire terminals, enclosures, cabinets and various hardware products principally for use by Telcos.

      HOME NETWORKING SYSTEMS. Utilizing the Company's proprietary overvoltage protection technology and incorporating the advanced networking products of certain specialty manufacturers, the Company has designed and developed a Multi-Service Residential Gateway called the Digital Closet for the existing home market. The Digital Closet provides a unique combination of a whole home surge protection system, high speed Internet access and local area networking utilizing a homes existing wiring infrastructure.

      The Digital Closet incorporates a Cable or DSL modem (depending on service availability) and a router that utilizes HomePNA technology, thus allowing Internet/peripheral/file sharing over a home's existing phone lines without interfering with normal phone use. This is all done at speeds up to 10 megabits per second, over 150 times faster than a typical 56k dial-up modem.

      The current configuration of a Digital Closet includes the following major components:

      DOCIS 1.1 CABLE OR ADSL MODEM - Technologically advanced modem that field results have shown to provide a significant increase in both upstream and downstream speeds over a standard dial-up modem.

      HPNA ROUTER - Allows Internet/peripheral/file sharing between computers within the home's network by utilizing HomePNA (Home Phone Networking Alliance) technology that allows data to be transmitted over a home's existing phone lines, permitting simultaneous use of the phone and computers, including Internet access. HomePNA technology uses a method known as frequency-division multiplexing ("FDM") that puts data on separate frequencies from the voice signals being carried by the phone line, thus allowing voice and data to be carried simultaneously on the same phone line without interfering with each other.

      PROTECFIREWALL - A security product that employs a combination of hardware and software to prevent unauthorized users or traffic on the Internet from gaining access to the private area network in the home.

      WHOLE HOME SURGE PROTECTION SYSTEM - The Digital Closet also provides a unique integrated whole home surge protection system including common ground surge protection for AC (electrical), telephone and coax cable. This system provides homeowners with superior surge protection for their communication lines and power lines at the service entry of the house, while eliminating the need for individual plug-in surge protectors throughout the home.

      The Digital Closet is a professionally installed turnkey solution for those who want to network computers and share a single Internet line with the benefit of a whole home surge protection system, as well as prepare a home for advancements in technology. This includes head-to-head gaming, Voice over Internet Protocol (telephony), streaming audio/video and sharing files and peripherals. The Digital Closet has completed Beta site testing and is planned to be offered for sale to the public through authorized dealers beginning in the Fall of calendar 2001.

RESEARCH AND DEVELOPMENT

      New product opportunities continue to arise in the Company's core communication markets as well as in the competitive access providers markets that provide users with advanced voice, video and data services. The Company has also begun to evaluate the residential, commercial, industrial and international surge protection markets. Currently, the Company's research and development ("R&D") and related marketing efforts are focused on several major projects including:

      o Enhancing TII's proprietary whole home surge protection product line, providing homeowners with superior surge protection for their communication lines and power lines at the service entry of the house, while eliminating the need for individual plug-in surge protectors throughout the home;

      o Launching of TII's Home Networking System, the Digital Closet, incorporating other manufacturers' advanced networking components with TII's whole home surge protection system;

      o Expanding and enhancing the broadband NID product line to address anticipated future requirements of Telcos and other communication service providers;

      o Further developing DSL and coaxial cable overvoltage surge protectors for the growing broadband communications markets, including Telco, digital satellite television, wireless, paging, cellular and PCS networks.

      The Company's R&D department currently consists of 21 persons skilled and experienced in various technical disciplines, including physics, electrical and mechanical engineering, with specialization in such fields as electronics, metallurgy and plastics. The Company utilizes advanced computer aided design equipment networked with collaborative partners and directly linked to stereo lithographic modeling capability to accelerate time-to-market.

      The Company's R&D expense was $2.9 million, $3.1 million and $3.3 million during fiscal years 2001, 2000 and 1999, respectively. The reduction in expense occurred as the Company is benefiting from collaborative engineering efforts with its contract manufacturers. (See "Business - Manufacturing")

MARKETING AND SALES

      Prior to selling its products to a customer, the Company must typically undergo a potentially lengthy product qualification process involving approval agencies designated by law, codes and/or customers. Thereafter, the Company continually submits successive generations of current products, as well as new products, to its customers for qualification. The Company believes that being a leading supplier of overvoltage surge protectors for over 30 years, its current designation as a supplier to the RBOCs, as well as the independent telephone companies, and its strategy for developing products by working closely with its customers provide a strong position from which it can market its current and new products.

      The Company sells to Telcos primarily through its direct sales force, a network of distributors and sales representatives. TII also sells to CATV providers, CAPs and OEMs, including other NID suppliers, which incorporate the Company's overvoltage surge protectors into their products for resale to Telcos.

      The Company is currently building a sales, marketing and distribution organization to distribute Digital Closet to the residential marketplace through authorized dealers.

      The following customers accounted for more than 10% of the Company's consolidated revenues during one or more of the years presented below. The loss of, or the disruption of shipments, to a customer that accounts for greater than 10% of the Company's revenues could have a material adverse effect on the Company's results of operations and financial condition.


                                                        Year Ended
                                            ------------------------------------
                                            June 29,      June 30,      June 26,
                                              2001          2000          1999
                                            --------      --------      --------
Verizon Corporation(1)                        33%            25%           31%
Tyco Electronics Corporation (2)              26%            19%           15%
Corning Cable Systems LLC (3)                  7%            12%            9%
Telco Sales, Inc.                              7%            12%            2%

__________________________
(1) On June 30, 2000, a wholly-owned subsidiary of Bell Atlantic Corporation was merged with and into GTE Corporation resulting in GTE Corporation becoming a wholly-owned subsidiary of Bell Atlantic. The combined company is doing business as Verizon Communications. The Company has made sales to Bell Atlantic and a subsidiary of GTE Corporation.
(2) Tyco Electronics Corporation (a successor to Raychem Corporation) is an OEM that purchases certain overvoltage protection products from the Company for inclusion within their products.
(3) Corning Cable Systems LLC (formerly Siecor Corporation) is an OEM that supplies NIDs to Telcos and is required by certain Telcos to purchase TII's overvoltage surge protectors for inclusion within their NIDs.

      Purchases of the Company's products are generally based on individual customer purchase orders for delivery within thirty days under general supply contracts. The Company, therefore, has no material firm backlog of orders.

      The Company's  international  sales equaled  approximately $1.9 million in fiscal  2001 (5% of  sales),  $1.2  million  in fiscal  2000 (2% of  sales)  and
$967,000 in fiscal 1999 (2% of net sales). International sales have been made primarily to countries in the Caribbean, South and Central America, Canada, the Pacific Rim and Europe. The Company requires foreign sales to be paid for in U.S. currency. International sales are affected by such factors as exchange rates, changes in protective tariffs and foreign government import controls. The Company believes international markets continue to offer additional opportunities for its products and continues to seek methods to increase these sales.

MANUFACTURING

      While the Company continues to produce and assemble certain of its products at its facility in Puerto Rico, with the re-alignment of the Company's operations, significantly all the high volume production of the Company's products has been outsourced and is now being produced by world-class contract manufacturers within the Pacific Rim, principally Malaysia and China. The Company's contract manufacturers' facilities are listed by UL and are ISO 9000 registered. The Company continually evaluates its current and potential contract manufacturers to assure the highest quality product, best delivery and most competitive pricing.

RAW MATERIALS

      The primary components of the Company's products are stamped, drawn and formed parts made out of a variety of commonly available metals, ceramics and plastics. The manufacture of the Company's overvoltage surge protectors and station electronic products use commonly available components, printed circuit boards and standard electrical components, such as resistors, diodes and capacitors. While the Company has no orders with suppliers of the components utilized in the manufacture of its products with delivery scheduled later than a year, the Company believes that the raw materials used will continue to be available in sufficient supply at competitive prices. The Company depends on its contract manufacturers, to produce the majority of its products for sale to customers. These manufacturers are responsible for the purchase of raw materials, which must meet the Company's specifications.

COMPETITION

      The Company faces significant competition across all of its product lines. Its principal competitors within the Telco market are Corning Cable Systems LLC, Tyco Electronics Corporation and Antec, Inc. (formerly Keptel) (see "Business - Marketing and Sales"). Its principal competitors in the residential networking market are companies that have introduced products principally for the new home market.

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

      Principal competitive factors within the Company's Telco and residential networking markets include price, technology, product features, service, quality, reliability and bringing the product to market on time. Most of the Company's competitors have substantially greater financial, sales, manufacturing and product development resources than the Company. The Company believes that its sales, marketing and research and development departments, its high quality, cost effective products, its contract manufacturing with their engineering resources combined with the Company's overvoltage surge protection technology, enable it to maintain its competitive position.

PATENTS AND TRADEMARKS

      The Company owns or has applied for a number of patents relating to certain of its products or components thereof and owns a number of registered trademarks which are considered to be of value principally in identifying the Company and its products. However, to maintain its industry position, the Company relies primarily on technical leadership, trade secrets and its proprietary technology. While the Company considers its patents and trademarks to be important, especially in the early stages of product marketing, it believes that, because of technological advances in its industry, its success depends primarily upon its sales, engineering and manufacturing skills and the effective collaborations which have accelerated time-to-market of improved and new products.

      The Company has entered into a license agreement pursuant to which the Company is the sole licensee of a patent for a coaxial overvoltage surge protector. This license supplements the Company's use of its own coaxial surge protector patent. Pursuant to this agreement the Company made a one-time payment in fiscal 1987 and will remit a royalty based on net revenues, subject to minimum annual payments. The term of the licensing agreement continues until the expiration of the patent under the license in 2004 and may be terminated earlier under certain conditions. TII, In-Line and Totel Failsafe are registered trademarks of the Company.

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

      The NEC requires that an overvoltage surge protector listed by Underwriters Laboratories or another qualified electrical testing laboratory be installed on virtually all subscriber telephone lines. Listing by Underwriters Laboratories has been obtained by the Company where required. The Company's products are also compliant with the specifications of Telco customers and Telcordia ( formerly Bellcore) and other testing facilities.

      Compliance with applicable federal, state and local environmental regulations has not had, and the Company does not believe that compliance in the future will have, a material adverse effect on its earnings, capital expenditures or competitive position.

CERTAIN TAX ATTRIBUTES

      Prior to July 1, 2000, the Company had elected the application of Section 936 of the U.S. Internal Revenue Code of 1986, as amended ("Code"). Under that section, the Company was entitled to a federal tax credit in an amount equal to the lesser of the United States federal tax attributable to its taxable income arising from the active conduct of its business within Puerto Rico or the economic activity based credit limitation (on a non-consolidated basis), provided that in its current and two preceding tax years at least 80% of its gross income and at least 75% of its gross income from the active conduct of a trade or business were from Puerto Rico sources. Principally as a result of the Company's restructurings, the potential for benefits under Section 936 for the Company has been substantially reduced. Accordingly, in order to optimize the Company's tax structure, the Company has terminated its election under Section 936 of the Code. (See Note 4 of Notes to Consolidated Financial Statements for information relating to the Company's Net Operating Loss Carryforwards.)

EMPLOYEES

      On September 10, 2001, the Company had approximately 149 full-time employees, of whom 102 were employed at the Company's Puerto Rico facility. The Company has not experienced any work stoppage as a result of labor difficulties and believes it has satisfactory employee relations. The Company is not a party to any collective bargaining agreements.

ITEM 2.  PROPERTIES

      The Company occupies a single story building and a portion of another building, consisting of an aggregate of approximately 14,000 square feet in Copiague, New York under leases, which expire in July 2002. These facilities house the Company's principal research and development activities and certain of its marketing, administrative and executive offices.

      The Company also leases a 20,000 square foot facility in Toa Alta, Puerto Rico, which is approximately 20 miles southwest of San Juan, under an agreement that expires in April 2006. This facility contains certain of the Company's manufacturing, warehousing, administrative, research and development, and quality assurance resources.

      The Company believes that its facilities and equipment are well maintained and adequate to meet its current requirements.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                    Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock trades on the Nasdaq National Market under the symbol "TIII". The following table sets forth, for each quarter during fiscal 2001 and 2000, the high and low sales prices of the Company's Common Stock on that market.


Fiscal 2001                                        High       Low
                                                   ----       ---
   First Quarter Ended September 29, 2000         $3.000   $1.625
   Second Quarter Ended December 29, 2000          2.000     .938
   Third Quarter Ended March 30, 2001              1.906    1.000
   Fourth Quarter Ended June 29, 2001              1.500     .930

Fiscal 2000                                        High       Low
                                                   ----       ---
   First Quarter Ended September 24, 1999         $2.000   $1.500
   Second Quarter Ended December 31, 1999          1.625    1.000
   Third Quarter Ended March 31, 2000              3.375    1.125
   Fourth Quarter Ended June 30, 2000              4.188    1.625

      As of September 10, 2001, the Company had approximately 367 holders of record of its Common Stock.

      To date, the Company has paid no cash dividends. For the foreseeable future, the Company intends to retain all earnings generated from operations for use in the Company's business. Additionally, the Company's borrowing arrangements prohibit the payment of dividends until such indebtedness has been repaid in full.

ITEM 6.  SELECTED FINANCIAL DATA

      The following Selected Financial Data has been derived from the Company's consolidated financial statements for the five years in the period ended June 29, 2001 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the related notes thereto, included elsewhere in this
Report:


                             SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

                                               June 29,         June 30,         June 25,       June 26,         June 27,
                                                2001(a)           2000           1999(a)         1998(a)           1997
                                             --------------   -------------    -------------    -----------    -------------

    STATEMENTS OF OPERATIONS DATA(b)
    Net sales                                   $39,323          $49,635          $49,284         $50,548         $50,675
    Operating loss                              ($7,589)           ($743)         ($9,211)        ($4,542)          ($892)
    Net loss applicable
      to common stockholders                    ($7,540)         ($1,018)         ($6,402)        ($5,142)          ($856)
    Net loss per share                           ($0.65)          ($0.11)          ($0.79)        ($0.68)          ($0.12)

    BALANCE SHEET DATA
    Working capital                             $13,910          $19,123          $16,488          $15,994        $19,655
    Total assets                                $30,762          $37,316          $41,230          $47,564        $42,823
    Long-term debt and capital leases
       (including current portion)               $1,463           $1,567           $3,077           $5,729         $2,841
    Redeemable preferred stock                   $1,626           $1,626           $2,850           $4,738              -
    Stockholders' investment                    $21,224          $28,761          $24,893          $28,973        $33,011

----------

      (a) See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of several factors that affected the Company's results of operations, particularly, in fiscal 2001 and 1999.

      (b)   No cash dividends were declared in any of the reported periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with Selected Financial Data and the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

BUSINESS

      TII Industries, Inc. ("Company" or "TII") designs, produces and markets lightning and overvoltage surge protection systems and products, network interface devices ("NIDs") and station electronic products for use in the communications industry. The Company has been a leading supplier of overvoltage surge protectors to U.S. telephone operating companies ("Telcos"), including Regional Bell Operating Companies ("RBOCs"), for over 30 years. To address the growing demands and complexities of communications networks in the home, the Company has recently developed the Digital Closet that integrates several of the Company's and other manufacturers' proven products and technologies into a multi service residential gateway into the home. The new product provides a unique combination of a whole home surge protection system, high-speed Internet access and local area networking, utilizing a home's existing wiring infrastructure. The Digital Closet has completed Beta site testing and is planned to be offered for sale to the public through authorized dealers in the Fall of calendar 2001.

GENERAL BUSINESS CONDITIONS

      The industry-wide slowdown in capital spending and the actions taken to reduce inventory levels by the telecommunications service providers had a negative effect on the Company's fiscal 2001 results. Management expects this slowdown to continue throughout the first half of fiscal 2002. Management also believes that as market conditions improve, the Company's recently announced contract extension and expansion with a major customer will contribute to increased levels of sales and that the recent realignments have positioned the Company for continued improvements in gross margins.

OTHER FACTORS AFFECTING FISCAL 1999 AND 2001 RESULTS

      In fiscal 1999, the Company's then principal operating facilities in Toa Alta, Puerto Rico and San Pedro De Macoris, Dominican Republic sustained significant inventory, equipment and facility damages as a result of Hurricane Georges. In addition, as a result of the storm, the Company experienced production stoppages during the beginning of the second quarter of fiscal 1999 and periods of less than full production continuing into the fiscal 1999 third quarter. Both facilities became fully operational during the third fiscal quarter. Damaged inventory, business interruption losses, fees payable to the Company's insurance advisors, losses to plant and equipment and other expenses incurred totaled $17.9 million. The Company received insurance payments of $19.3 million with respect to the losses sustained, including lost profits. Accordingly, insurance proceeds net of hurricane losses and expenses resulted in a gain of $1.4 million in fiscal 1999.

      In order to focus on its core business, the Company sold substantially all of the assets of its fiber optic enclosure subsidiary, TII-Ditel, Inc., in March 1999 for $5.3 million. The resulting gain of $2.2 million is included in other income in fiscal 1999. Sales of TII-Ditel, Inc. represented approximately 6% of the Company's consolidated sales for fiscal 1999.

      During fiscal 1999, the Company also initiated a strategic operations re-alignment in an effort to enhance operating efficiencies and reduce costs.
This program included outsourcing a significant portion of the Company's production, closing the Company's Dominican Republic facility, workforce reductions and other cost-saving measures throughout the Company. Under this initial plan, the Company recorded an operations re-alignment charge of approximately $6.0 million. (See Note 2 of Notes to Consolidated Financial Statements.)

      In the third quarter of fiscal 2001, as part of management's continued strategy to improve profit margins by finding cost-effective ways of producing its products, and as a result of the successes under the Company's prior re-alignment plan, management committed to a plan to further re-align its operations. A key element of the 2001 plan is the expansion of the Company's outsourcing strategy with contract manufacturers to produce a substantial portion of the remaining components and subassemblies that the Company was still manufacturing. Included in this plan are additional workforce and production facility reductions, the assessment of future usage and recoverability of certain inventories and manufacturing machinery, equipment and leasehold improvements as certain manufacturing activities conducted in Puerto Rico are outsourced and products are eliminated, and other cost saving measures. As a result, the Company recorded a net operations re-alignment charge, including a write-down of inventories of $2.7 million, in the third quarter of fiscal 2001 of $6.1 million, net of reversals. (See Note 2 of Notes to Consolidated Financial Statements.)

FISCAL YEARS ENDED JUNE 29, 2001, JUNE 30, 2000 AND JUNE 25, 1999

     Net sales for fiscal 2001 decreased $10.3 million or 20.8% to $39.3 million from $49.6 million in fiscal 2000. The decrease was principally due to the telecommunications industry-wide slowdown and actions taken by customers to reduce inventory levels. Also contributing to the lower revenue level was the loss of sales as a result of the divestiture of the Company's metal stamping business in fiscal 2000. Additionally, the Company experienced reduced orders early in the year from a significant customer as a result of technical problems they had with their product unrelated to the Company's components and which have since been resolved. Net sales for fiscal 2000 increased $351,000 or 0.7% to $49.6 million from $49.3 million in fiscal 1999. The nominal increase in sales reflected a net increase in sales of newly developed products over the products they were replacing.

      Gross profit in fiscal 2001 was $6.5 million, or 16.5% of sales or $9.2 million, or 23.3% of sales, excluding the $2.7 million inventory write-down as a result of the operations re-alignment, compared to $9.5 million, or 19.1% of sales, in fiscal 2000. The improved gross profit margins, excluding the inventory write-down, are principally due to the success of the Company's fiscal 1999 operations re-alignment and the introduction of technically advanced, higher margin versions of certain mature products. Gross profit in fiscal 2000 was $9.5 million, or 19.1% of sales, versus $8.5 million, or 17.3% of sales, in fiscal 1999. The improvement in fiscal 2000 gross profit margins was a result of the Company's operations re-alignment and the resulting efficiencies and related cost reductions achieved, as well as a better mix of higher margin products as compared to the prior year.

      Selling, general and administrative expenses for fiscal 2001 increased $706,000 or 10.0% to $7.8 million from $7.1 million in fiscal 2000. The increase for the year is principally due to increased marketing expenses related to the introduction of the Company's new Digital Closet product line. The costs associated with the Digital Closet are expected to continue to increase into fiscal 2002. Selling, general and administrative expenses for fiscal 2000 decreased $1.3 million or 15.8% to $7.1 million from $8.4 million in fiscal 1999. Lower personnel expenses, due to the Company's operations re-alignment, and lower legal expenses produced a majority of the fiscal 2000 decline.

      Research and development expenses for fiscal 2001 decreased by $254,000 or 8.1% to $2.9 million from $3.1 million in fiscal 2000. Research and development expenses for fiscal 2000 decreased by $219,000 or 6.5% to $3.1 million from $3.3 million in fiscal 1999. Although overall expenses are down, the Company continues to increase its product development activities. The reduction in research and development expense in both fiscal 2001 and 2000 occurred as the Company has been benefiting from collaborative engineering efforts with its contract manufacturers.

      Interest expense in fiscal 2001 decreased $114,000 to $100,000 due to decreased borrowings under the Company's credit facilities and a reduction in interest rates. Interest expense in fiscal 2000 decreased $173,000 to $214,000 due to decreased borrowings under the Company's credit facilities, offset in part, by higher average interest rates.

      Interest income in fiscal 2001 decreased $57,000 to $147,000 from $204,000 in fiscal 2000. The decline was due to lower comparable average cash and marketable securities balances held by the Company during fiscal 2001. Interest income in fiscal 2000 increased $146,000 to $204,000 from $58,000 in fiscal 1999. The increase was due to higher comparable average cash balances held by the Company during fiscal 2000.

      In the fourth quarter of fiscal 2000, the holder of the Company's $750,000 unsecured subordinated note converted that note into 428,571 shares of Common Stock at a reduced conversion price. This transaction resulted in a charge of approximately $332,000 to Other income (expense). Other income (expense) for fiscal 1999 includes a $2.2 million gain on the sale of the Company's fiber optic product line.

INCOME TAXES

      Prior to July 1, 2000, the Company had elected the application of Section 936 of the U.S. Internal Revenue Code of 1986, as amended ("Code"). Under that section, the Company was entitled to a federal tax credit in an amount equal to the lesser of the United States federal tax attributable to its taxable income arising from the active conduct of its business within Puerto Rico or the economic activity based credit limitation (on a non-consolidated basis), provided that in its current and two preceding tax years at least 80% of its gross income and at least 75% of its gross income from the active conduct of a trade or business were from Puerto Rico sources. Principally as a result of the Company's restructurings, the potential for benefits under Section 936 for the Company has been substantially reduced. Accordingly, in order to optimize the Company's tax structure, the Company has terminated its election under Section 936 of the Code. (See Note 4 of Notes to Consolidated Financial Statements for information relating to the Company's Net Operating Loss Carryforwards).

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and cash equivalents balance decreased to $233,000 at the end of fiscal 2001 from $4.4 million at the end of fiscal 2000. The decrease resulted from net cash outflows from operations of $2.1 million, investing activities of $2.0 million and financing activities of $102,000. Working capital decreased to $13.9 million at the end of fiscal 2001 from $19.1 million at the end of fiscal 2000 due to the effects of the re-alignment charge recorded in the fiscal 2001 third quarter, the reduction in cash and the increase in accounts payable and borrowings under the revolving credit facility.

      Operations used $2.1 million of cash during fiscal 2001, $3.9 million was used to fund a net increase in inventories, resulting primarily from the industry-wide slowdown in capital spending and the actions taken to reduce inventory levels by telecommunications service providers. This increase was partially offset by, among other items, an increase in accounts payable and accrued liabilities of $952,000. Additionally, the Company incurred a net loss of $7.5 million that was offset by non-cash charges including $6.1 million for the operations re-alignment charge, which includes a write-down of inventories of $2.7 million, and $1.7 million for depreciation and amortization.

      During fiscal 2001, investing activities used cash of $2.0 million for capital expenditures and financing activities used cash of $105,000 to repay debt and obligations under capital leases partially offset by $3,000 received from the exercise of stock options.

      The Company has no commitments for capital expenditures, but expects to purchase new equipment and incur leasehold improvements in the normal course of business, subject to the maximum amount permitted under its revolving credit facility.

      The Company has a credit facility ("Credit Facility"), consisting of a $6.0 million revolving credit facility and a term loan. The revolving credit facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of the eligible accounts receivable and 50% of the eligible inventory, subject to certain reserves. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is April 30, 2003, while the term loan is to be repaid through March 31, 2003, subject to mandatory repayments from asset disposition proceeds and insurance proceeds in certain circumstances. As of June 29, 2001, $683,000 was outstanding under the term loan and $721,000 was outstanding under the revolving credit facility. The Company is in compliance with the covenants and terms of the Credit Facility.

      Funds anticipated to be generated from operations, together with available cash and borrowings under the Credit Facility, are considered to be adequate to finance the Company's current operational and capital needs. If the slowdown in the telecommunications industry continues for an extended period of time, the Company will most likely need to seek additional capital to support its operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TII Industries, Inc.:

We have audited the accompanying consolidated balance sheets of TII Industries, Inc. and subsidiaries as of June 29, 2001 and June 30, 2000, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended June 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TII Industries, Inc. and subsidiaries as of June 29, 2001 and June 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP


San Juan, Puerto Rico
September 26, 2001

Stamp No. 1759707 of the
Puerto Rico Society of
Certified Public Accountants
has been affixed to the
original copy of this report.

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                                   June 29,       June 30,
                                                                                                     2001          2000
                                                                                                  ----------     ---------
                                           ASSETS
Current Assets:
     Cash and cash equivalents                                                                $         233   $     4,446
     Accounts receivable, net                                                                         7,190         7,246
     Inventories                                                                                     13,800        12,825
     Other                                                                                              109           268
                                                                                              -------------    ----------
           Total current assets                                                                      21,332        24,785
                                                                                              -------------    ----------
Property, plant and equipment, net                                                                    8,398        11,223

Other                                                                                                 1,032         1,308
                                                                                              -------------    ----------

Total Assets                                                                                  $      30,762   $    37,316
                                                                                              =============    ==========

     LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
     Current portion of long-term debt and obligations under capital leases                   $         252   $       300
     Borrowings under revolving credit facility                                                         721             -
     Accounts payable                                                                                 4,984         3,685
     Accrued liabilities                                                                              1,128         1,475
     Accrued re-alignment expenses                                                                      337           202
                                                                                              -------------    ----------
           Total current liabilities                                                                  7,422         5,662
                                                                                              -------------    ----------

Long-Term Debt and Obligations Under Capital Leases                                                     490         1,267
                                                                                              -------------    ----------

Series C Convertible Redeemable Preferred Stock, 1,626 shares outstanding at
June 29, 2001 and June 30, 2000, liquidation preference of $1,150 per share                           1,626         1,626
                                                                                              -------------    ----------
Commitments and Contingencies (Note 8)
Stockholders' Investment
     Preferred Stock, par value $1.00 per share; 1,000,000 shares authorized;
         Series C Convertible Redeemable, 1,626 shares
           outstanding at June 29, 2001 and June 30, 2000 Series D Junior
         Participating, no shares outstanding (Note 6)
     Common Stock, par value $.01 per share; 30,000,000 shares authorized;
         11,699,921 and 11,698,121 shares issued; 11,682,284 and 11,680,484
         shares outstanding at June 29, 2001 and June 30, 2000, respectively (Note 5)                   117           117
Warrants and options outstanding                                                                        369           369
Capital in excess of par value                                                                       37,122        37,119
Accumulated deficit                                                                                 (16,103)       (8,563)
                                                                                              -------------    ----------
                                                                                                     21,505        29,042
Less - Treasury stock, at cost; 17,637 common shares                                                   (281)         (281)
                                                                                              -------------    ----------
           Total stockholders' investment                                                            21,224        28,761
                                                                                              -------------    ----------

Total Liabilities and Stockholders' Investment                                                $      30,762    $   37,316
                                                                                              =============    ==========
                 See notes to consolidated financial statements


                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Fiscal Year Ended
                                                            -----------------------------------------------------
                                                                June 29            June 30,            June 25
                                                                  2001               2000                1999
                                                            ----------------   ---------------    ---------------
Net sales                                                          $ 39,323          $ 49,635           $ 49,284
Cost of sales                                                        30,145            40,166             40,737
Inventory write-down, resulting from
  operations re-alignment                                             2,700                 -                  -
                                                            ----------------   ---------------    ---------------

        Gross profit                                                  6,478             9,469              8,547
                                                            ----------------   ---------------    ---------------

Operating expenses
     Selling, general and administrative                              7,796             7,090              8,424
     Research and development                                         2,871             3,125              3,344
     Operations re-alignment and cost to
       close facilities, net of reversals                             3,400                (3)             5,990
                                                            ----------------   ---------------    ---------------
        Total operating expenses                                     14,067            10,212             17,758
                                                            ----------------   ---------------    ---------------

        Operating loss                                               (7,589)             (743)            (9,211)

Insurance proceeds, net of hurricane loss                                 -                 -              1,408
Interest expense                                                       (100)             (214)              (387)
Interest income                                                         147               204                 58
Other (expense) income                                                    2              (265)             1,992
                                                            ----------------   ---------------    ---------------

        Net loss                                                     (7,540)           (1,018)            (6,140)

Preferred stock embedded dividend                                         -                 -               (262)
                                                            ----------------   ---------------    ---------------

Net loss applicable to common stockholders                         $ (7,540)         $ (1,018)          $ (6,402)
                                                            ================   ===============    ===============

Basic and diluted net loss per share                                $( 0.65)          $( 0.11)           $( 0.79)
                                                            ================   ===============    ===============

Basic and diluted weighted average shares outstanding                11,682             9,198              8,100
                                                            ================   ===============    ===============

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                             (DOLLARS IN THOUSANDS)

                                                                      Capital in
                                                        Warrants       excess of     Accumulated     Treasury
                                       Common Stock    Outstanding     par value       Deficit         Stock
                                       ------------    -----------     ---------       -------         -----
BALANCE.  June 26, 1998                 $     76      $      159         $30,162       $ (1,143)      $ (281)
Exercise of stock options                      1               -             109              -            -
Exercise of warrants                           -             (19)             81              -            -
Conversion of Series C
  Preferred Stock                             12               -           2,138              -            -
Expiration of warrants                         -            (120)            120              -            -
Embedded dividend on Series
  C Preferred Stock                            -               -               -           (262)           -
Net loss for the year                          -               -               -         (6,140)           -
                                       ---------       ---------        --------       --------     --------

BALANCE.  June 25, 1999                       89              20          32,610         (7,545)        (281)
Exercise of stock options                      -               -              53              -            -
Conversion of Series C
  Preferred Stock                              6               -           1,218              -            -
Sale of Common Stock                          18             349           2,160              -            -
Conversion of debt                             4               -           1,078              -            -
Net loss for the year                          -               -               -         (1,018)           -
                                       ---------       ---------        --------       --------     --------

BALANCE.  June 30, 2000                      117             369          37,119         (8,563)        (281)
Exercise of stock options                      -               -               3              -            -
Net loss for the year                          -               -               -         (7,540)           -
                                       ---------       ---------        --------       --------     --------

BALANCE.  June 29, 2001                $     117       $     369        $ 37,122       $(16,103)    $   (281)
                                       =========       =========        ========       ========     ========

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                             Fiscal Year Ended
                                                                                             -----------------
                                                                                 June 29,         June 30,        June 25,
                                                                                   2001             2000            1999
                                                                                 --------         --------        --------
Cash Flows from Operating Activities:
Net Loss                                                                          ($7,540)         ($1,018)         ($6,140)

Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                1,709            1,659            2,432
       Provision for inventory losses                                                 198              396              396
       Induced debt conversion cost                                                     -              332                -
       Operations re-alignment and cost to close facilities, net of
         reversals                                                                  6,100               (3)           5,990
       Gain from sale of subsidiary assets                                              -                -           (2,168)
       Gain from insurance proceeds, net of hurricane loss                              -                -           (1,408)
       Changes in operating assets and liabilities
          Decrease (increase) in accounts receivable, net                              56           (1,657)           1,706
          Increase in inventories, net                                             (3,930)             (70)          (5,121)
          Decrease (increase) in other assets                                         194               (5)             377
          Increase (decrease) in accounts payable and accrued liabilities             952           (3,538)             790
          Increase (decrease) in accrued re-alignment expenses                        135           (1,507)               -
                                                                                  -------           ------           ------
              Net cash used in operating activities                                (2,126)          (5,411)          (3,146)
                                                                                  -------           ------           ------

Cash Flows from Investing Activities
    Capital expenditures, net of dispositions                                      (1,985)          (1,138)          (1,809)
    Net insurance proceeds for hurricane damages                                        -                -           11,190
    Net proceeds from sale of subsidiary's assets                                       -              547            4,518
                                                                                  -------           ------           ------
       Net cash (used in) provided by investing activities                         (1,985)            (591)          13,899
                                                                                  -------           ------           ------

Cash Flows from Financing Activities:
    Proceeds from exercise of options and warrants                                      3               53              172
    Borrowings of debt and obligations under capital leases                             -                -              965
    Payments of debt and obligations under capital leases, net                       (105)            (782)          (3,617)
    Net proceeds from sale of Common Stock                                              -            2,527                -
                                                                                  -------           ------           ------
       Net cash (used in) provided by financing activities                           (102)           1,798           (2,480)
                                                                                  -------           ------           ------

Net (decrease) increase in cash and cash equivalents                               (4,213)          (4,204)           8,273

Cash and cash equivalents, at beginning of year                                     4,446            8,650              377
                                                                                  -------           ------           ------
Cash and cash equivalents, at end of year                                         $   233           $4,446           $8,650
                                                                                  =======           ======           ======

                 See notes to consolidated financial statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS: TII Industries, Inc. and subsidiaries (the "Company") design, produce and market lightning and surge protection products and systems, network interface devices ("NIDs")and station electronics for use in the communications industry. Sales of overvoltage surge protection products to United States customers constitute the majority of the Company's consolidated sales for each of the three years ended June 29, 2001.

      FISCAL YEAR: The Company reports on a 52-53 week fiscal year ending on the last Friday in June. Fiscal 2001 and fiscal 1999 contained 52 weeks, while fiscal 2000 contained 53 weeks.

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

      INVENTORIES: Inventories (materials, direct labor and applicable overhead expenses) are stated at the lower of cost or market, on the first-in, first-out basis.

      PROPERTY AND EQUIPMENT: Depreciation of property and equipment is recorded on the straight-line method over the estimated useful life of the related property and equipment (generally between 5 and 10 years). Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

      REVENUE RECOGNITION: Sales are recorded as products are shipped and title passes to customers.

      OTHER ASSETS: The Company follows the policy of deferring certain patent costs, which are amortized on a straight-line basis over the lesser of the life of the product or the patent. Included within other assets is the cash surrender value of approximately $91,000 relating to key-man life insurance policies with a face amount in excess of $1.1 million.

      NET LOSS PER COMMON SHARE: The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the reporting of basic and diluted earnings per share. Since the Company incurred losses in all reported periods, all securities convertible into, or exercisable for, the Company's Common Stock were anti-dilutive and excluded from the computation. Therefore, diluted loss per share equals basic loss per share. The following table summarizes outstanding securities that are convertible into, or exercisable for, the Company's Common
Stock:

                                             June 29, 2001                  June 30, 2000               June 25, 1999
                                        ------------------------- ------------------------------ -----------------------
                                                      Exercise                        Exercise                    Exercise
                                       Quantity        Price          Quantity          Price      Quantity         Price
                                       --------        -----          --------          -----      --------         -----
Stock Option Plans(a)                3,263,241       $ 1.90         2,757,941          $ 2.08      2,474,501       $ 2.18
Investor Option                        100,000         2.50           100,000            2.50        100,000         2.50
Warrants                                     -            -           200,000            7.03        200,000         7.03
Warrants                                10,000         6.15            10,000            6.15         20,000         6.15
Convertible Debt                             -            -                 -               -        300,000         2.50
Warrants(b)                          2,214,000         2.79         2,214,000            2.79              -            -
Unit Purchase Options(b)               414,000         2.69           414,000            2.69              -            -
Convertible Preferred Stock (c)      1,578,641            -           850,474               -      1,781,250            -
                                     ---------                     ----------                     ----------
                                     7,579,882                      6,546,415                      4,875,751
                                    ==========                     ==========                     ==========

----------
     (a) Weighted average exercise price of outstanding stock options at year-end.
     (b) In June 2000, the Company completed a private placement of 1,800,000 units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at $2.79. In connection with this private placement, the Company issued to certain employees of the placement agent 414,000 Unit Purchase Options ("UPO"), at an exercise price of $2.69 per UPO. Each UPO consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at $2.79.
     (c) Assuming conversion of the Series C Preferred Shares at 95% of the average of the closing bid prices of the Company's Common Stock during the ten consecutive trading days immediately preceding the applicable fiscal year end.

      STATEMENTS OF CASH FLOWS: All highly liquid instruments with an original maturity of three months or less are considered cash equivalents.

      FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash and cash equivalents, receivables and other current assets, accounts payable, accrued liabilities and accrued realignment expenses approximate fair value because of the short-term nature of these items. The carrying amount of the long-term debt approximates fair value because the interest rate this instrument bears is equivalent to the current rates offered for debt of similar nature and maturity.

      STOCK BASED COMPENSATION: The Company applies the intrinsic value method in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for options granted to employees or directors with an exercise price equal to market value at the date of grant.

      COMPREHENSIVE INCOME: The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the fiscal year ended June 25,1999. Comprehensive income consists of net income and other comprehensive income. The adoption had no impact on net income or total stockholders' investment. Other comprehensive income is immaterial for the three years ended June 29, 2001 and, therefore, the Company has elected to omit the additional disclosures required by SFAS No. 130.

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

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: During 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. In addition, during 1999 the Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 for one year. The Company is not involved in hedging activities and has no derivative instruments. Therefore, the implementation of SFAS No. 133 has not had a material impact on the Company's consolidated statement of operations or consolidated balance sheet.

      In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. Amortization of existing goodwill will cease on December 31, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company does not have recorded goodwill and has not been actively engaged in business combinations. Therefore, the implementation of SFAS No. 141 and 142 is not expected to have a material impact on the Company's consolidated statement of operations or consolidated balance sheet.

NOTE 2 - OPERATIONS RE-ALIGNMENT:

      During fiscal 1999, the Company commenced a strategy to improve operating efficiencies and reduce costs. This re-alignment plan included outsourcing a significant portion of the Company's component assembly, closing its Dominican Republic facility, the divesting of its injection molding and metal stamping operations, work force reductions and other cost-savings measures. In the third quarter of fiscal 2001, as part of management's continued strategy to improve profit margins by finding cost-effective ways of producing its products, and also as a result of the successes under the Company's prior year re-alignment plan, management committed to a plan to further re-align its operations.

      Under the 1999 plan, the Company reduced its workforce from approximately 1,165 employees as of April 1999 to approximately 255 by June 30, 2000, including reductions resulting from the completion of the sale of non-core businesses. Additionally, the Company assessed the future use of certain equipment in the Dominican Republic and the Company's injection molding facilities in Puerto Rico. The Company estimated the net realizable value of the equipment, utilizing its fair market value assessment adjusted for any estimated costs to dispose or sell the equipment.

      As a result, during the fourth quarter of 1999, the Company recorded a charge of approximately $6.0 million included in Operations re-alignment and cost to close facilities, net, on the Consolidated Statement of Operations for the fiscal year ended June 25, 1999. This charge was comprised of $1.0 million for severance and employee termination benefits, $700,000 for plant closure costs and $4.3 million to reduce the carrying value of leasehold improvements, plant and equipment to be abandoned or sold to their estimated net realizable value. The Company substantially completed this operations re-alignment by June 30, 2000. As disclosed in the table shown below, an additional reserve for plant closure costs was needed to account for several miscellaneous costs related to the 1999 operations re-alignment that were underestimated in the original charge. The effect in operations of this additional reserve was offset by the reversal of excess reserves for asset dispositions and employee termination benefits. In addition, during the quarter ended March 30, 2001, a $96,000 reversal of an excess reserve for asset dispositions was recognized and classified within the 2001 Operations re-alignment and cost to close facilities, net, included in the accompanying Consolidated Statements of Operations.

      The activity during fiscal 2001 in the associated balance sheet accounts for the 1999 charge is as follows:

                                                  Reserve for          Employee
                                                     Asset            Termination        Plant Closure
                                                  Dispositions         Benefits              Costs               Total
                                                 ---------------    ----------------    ----------------    ----------------
Balance, June 30, 2000                           $    435,000       $    177,000        $     25,000        $   637,000
 Cash payments during fiscal 2001                           -           (136,000)            (89,000)          (225,000)
 Additional accrual for plant closing
   Costs                                              (23,000)           (41,000)             64,000                  -
 Asset write-downs                                   (316,000)                 -                   -           (316,000)
 Reversal of excess reserve                           (96,000)                 -                   -            (96,000)
                                                 ---------------    ----------------    ----------------    ----------------
Balance June 29, 2001                            $          -       $          -        $          -        $         -
                                                 ===============    ================    ================    ================

      A key element of the 2001 plan is the expansion of the Company's outsourcing strategy with contract manufacturers to produce a substantial portion of the remaining components and subassemblies that the Company was still manufacturing. Included in this plan are additional workforce and production facility reductions, the assessment of future usage and recoverability of certain inventories and manufacturing machinery, equipment and leasehold improvements as certain manufacturing activities conducted in Puerto Rico are outsourced and products are eliminated, and other cost saving measures. Accordingly, during the third quarter of fiscal 2001, the Company recorded a net re-alignment of operations charge on the Consolidated Statement of Operations of approximately $6.1 million, including the inventory write-down of approximately $2.7 million and net of a reversal of the remaining reserve of $96,000 from the 1999 re-alignment charge, discussed above. The components of the 2001 charge, the corresponding fiscal 2001 activity and the remaining reserve balances are reflected in "Property, plant and equipment, net" and in "Accrued restructuring expenses" in the accompanying Consolidated Balance Sheets.

      The total re-alignment charge includes an inventory write-down of approximately $2.7 million for components and sub-assemblies that will now be outsourced or discontinued, product lines to be eliminated and other slow moving inventories. Further, the Company assessed the future use and recoverability of certain machinery, equipment and leasehold improvements ("Equipment") associated with the production of components and sub-assemblies in Puerto Rico. The Company estimated the net realizable value of the Equipment, utilizing its fair market value assessment adjusted for any estimated costs to dispose or sell the Equipment, resulting in a charge of approximately $2.9 million. Under this new re-alignment of operations plan, the Company reduced its workforce from approximately 215 employees as of March 30, 2001 to approximately 145 employees at June 29, 2001, resulting in a charge of $300,000 for employee termination benefits. Additionally, the Company recorded an accrual of $300,000 for the resulting excess manufacturing space in the leased facilities related to component and sub-assembly production. The activity during fiscal 2001 in the associated balance sheet accounts for the 2001 charge is as follows:

                                                                         Employee             Excess
                                    Fixed Asset        Inventory        Termination        Manufacturing
                                    Write-downs       Write-down         Benefits             Space             Total
                                   ---------------  ---------------   ----------------   -----------------  ---------------
Fiscal 2001 restructuring costs
 and asset write-downs             $   2,900,000    $   2,700,000     $     300,000      $     300,000      $ 6,200,000
Cash payments during
  fiscal 2001                                  -                -          (224,000)           (39,000)        (263,000
Non-cash activity                     (2,900,000)      (2,700,000)               -                   -       (5,600,000)
                                   --------------   ---------------   ----------------   -----------------  ---------------
Balance June 29, 2001              $           -     $          -     $      76,000      $     261,000      $   337,000
                                   ===============  ===============   ================   =================  ===============

NOTE 3 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES:

      The composition of long-term debt and obligations under capital leases is as follows:

                                                                                             June 29,           June 30,
                                                                                               2001               2000
                                                                                           --------------    ----------------
Term loan, bearing interest at a rate described below (10% at June 29, 2001
     and June 30, 2000, respectively)                                                         $  683,000       $ 1,469,000
Capitalized leases payable through 2004, bearing interest ranging from
     11.0% to 12.0%, secured by assets with a book value of approximately $31,000                 20,000            41,000
Installment notes payable through 2004, bearing interest ranging from 8.0% to 9.5%,
     secured by assets with a net book value of approximately $285,000                            39,000            57,000
                                                                                           --------------    ----------------
                                                                                                 742,000         1,567,000
Current Portion                                                                                 (252,000)         (300,000)
                                                                                           --------------    ----------------
                                                                                               $ 490,000       $ 1,267,000
                                                                                           ==============    ================

      The Company has a credit facility, consisting of a $6.0 million revolving line of credit and a term loan. The revolving line of credit enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of the eligible accounts receivable and 50% of the eligible inventory, subject to certain reserves. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is April 30, 2003, while the term loan is to be repaid through March 31, 2003, subject to mandatory repayments from asset disposition proceeds and insurance proceeds in certain circumstances. As of June 29, 2001, $721,000 was outstanding under the revolving line of credit (included as a current liability on the Balance Sheet) and $683,000 was outstanding under the term loan.

      Outstanding revolving line of credit loans bear interest at a rate per annum based on: (a) a floating rate (in general, equal to the greater of the bank's prime rate, or 0.50% per annum in excess of a specified weighted average of rates on, overnight Federal funds transactions) plus, in either case, 0.25% per annum; (b) to the extent selected by the Company, a fixed rate based upon the bank's LIBOR rate for specified loan periods plus 2.50% per annum; and (c) to the extent selected by the Company, a rate equal to the daily average of a published "one-month" LIBOR rate plus 2.50% per annum. Outstanding term loans bear interest based at the same rates per annum plus 0.25% per annum. The loan agreements also require the payment by the Company of specified fees. The credit facility is, secured by a lien and security interest against substantially all of the assets of the Company and its subsidiaries, regardless of whether comprising a part of the borrowing base, and a pledge of all (or, in one case, 65%) of each subsidiaries' capital stock.

      The related loan agreements, as amended, require, among other things, that: (a) the Company maintain a consolidated tangible net worth, which includes the value of outstanding Series C Redeemable Preferred Stock, of at least $19.5 million at June 30, 2001 (with such minimum amount to be increased each fiscal quarter, thereafter, by an amount equal to 50% of the Company's consolidated net income, for such quarter); (b) capital expenditures of the Company and its subsidiaries not to exceed in the aggregate $5.8 million for any fiscal year; and (c) no new operating leases be entered into by the Company or its subsidiaries if, after, giving effect thereto, the aggregate annual rental payments for all leased property (excluding capital leases) would exceed $750,000 in any one fiscal year. The loan agreements also impose limitations on, among other things, dividends on and redemptions (and repurchases) of equity securities and the incurrence of additional indebtedness. The Company is in compliance with the covenants and terms of the credit facility.

      Future payments for long term debt and obligations under capital leases are as follows:

                Fiscal Year                               Amount
                -----------                        ----------------
                2002                               $     252,000
                2003                                     480,000
                2004                                      10,000
                                                   ----------------
                Total payments                           742,000
                Less: current portion                   (252,000)
                                                   ----------------
                                                   $     490,000
                                                   ================

      In the fourth quarter of fiscal 2000, the holder of the Company's $750,000 unsecured subordinated note converted that note into 428,571 shares of Common Stock at a reduced conversion price. This transaction resulted in a charge of approximately $332,000 to Other income (expense).


NOTE 4 - INCOME TAXES:

      The Company's policy is to provide for income taxes based on reported income, adjusted for differences that are not expected to ever enter into the computation of taxes under applicable tax laws.

      At June 29, 2001, for U.S. federal income tax purposes, the Company, along with its subsidiaries, had aggregate net operating loss carryforwards of approximately $33,275,000 which expire periodically through 2021 and general business tax credit carryforwards of approximately $ 466,000 which expire periodically through 2012. As a result of a private placement in fiscal 1993, there was an ownership change within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), which limits the ability of the Company and its subsidiaries to utilize their net operating losses and tax credit carryforwards that arose prior thereto. Included in the above net operating loss carryforwards are approximately $16,921,000, of net operating losses that were generated prior to the ownership change that are subject to the Section 382 limitation.
Accordingly, the maximum amount of such net operating loss and tax credit equivalent carryforwards that may be utilized in any year is approximately $711,000 per year. However, it is unlikely that $12,859,000 of these net operating losses will be utilized prior to expiration due to the Section 382 limitation discussed above. Net operating losses generated subsequent to the ownership change are not subject to the Section 382 annual limitation and may therefore be fully utilized. As of June 29, 2001, the Company has approximately $16,354,000 of net operating losses that were generated subsequent to the ownership change and remain available for use through 2021. In addition, the Company has available approximately $1,877,000 in unused Section 382 annual net operating loss limitation carryforwards.

      Temporary differences between income tax and financial reporting assets and liabilities (primarily inventory valuation allowances, property and equipment and accrued employee benefits) and net operating loss carryforwards give rise to deferred tax assets as of June 29, 2001 in the amount of approximately $12,688,000 for which a full (100%) offsetting valuation allowance has been provided due to the uncertainty of realizing any benefit therefrom in the future.

      The Company has exemptions until January 2009 of 90% for Puerto Rico income tax and Puerto Rico property tax purposes and 60% for municipal license tax. The Company also has net operating loss carryforwards available through fiscal 2007 to offset any remaining Puerto Rico taxable income. There are no limitations on the Company's ability to utilize such net operating loss carryforwards to reduce its Puerto Rico income tax. A full (100%) offsetting valuation allowance for the deferred tax assets has also been provided for the associated Puerto Rico net operating loss carryforwards due to the uncertainty of realizing any benefit in the future.

      Prior to July 1, 2000, the Company had elected the application of Section 936 of the Code. Under that section, the Company was entitled to a federal tax credit in an amount equal to the lesser of the United States federal tax attributable to its taxable income arising from the active conduct of its business within Puerto Rico or the economic activity based credit limitation (on a non-consolidated basis), provided that in its current and two preceding tax years at least 80% of its gross income and at least 75% of its gross income from the active conduct of a trade or business were from Puerto Rico sources.
Principally as a result of the Company's restructurings, the potential for benefits under Section 936 for the Company has been substantially reduced. Accordingly, in order to optimize the Company's tax structure, the Company has terminated its election under Section 936 of the Code.

NOTE 5 - COMMON STOCK:

      The Company is authorized to issue 30,000,000 shares of Common Stock.

      STOCK OPTION PLANS: The Company's 1995 Stock Option Plan and 1998 Stock Option Plan permit each of the Board of Directors and the Compensation Committee of the Board of Directors to grant, until September 2005 and October 2008, respectively, options to employees (including officers and directors who are employees) and consultants covering 1,250,000 and 2,500,000 shares, respectively, of Common Stock. Option terms (not to exceed 10 years) exercise prices and exercise dates are determined by the Board of Directors or the Compensation Committee. At June 29, 2001, options to purchase 1,133,100 and 1,860,741 shares were outstanding under the 1995 Plan and 1998

Plan, respectively. Additionally, 49,400 options are outstanding under the Company's 1986 Stock Option Plan, although no further options may be granted under the Company's 1986 Stock Option Plan.

      The 1994 Non-Employee Director Stock Option Plan covers an aggregate of 700,000 shares of Common Stock (with 220,000 options outstanding as of June 29,
2001) and provides that (i) non-employee directors are granted options to purchase 25,000 shares of Common Stock upon their initial election to the Board and following each annual meeting of stockholders; (ii) all options granted vest in full immediately following their grant; (iii) the term of options granted is ten years; and (iv) the period following termination of service during which a non-employee director may exercise an option is twelve months, except that an option shall automatically terminate upon cessation of service as a non-employee director for cause.

      Certain information relating to the employee stock option plans and the director plan for the years ended June 29, 2001, June 30, 2000 and June 25, 1999 follows:

                                                                     Fiscal Year Ended
                                      ---------------------------------------------------------------------------------
                                            June 29, 2001              June 30, 2000               June 25,1999
                                      --------------------------  -------------------------   -------------------------
                                                      Weighted                   Weighted                    Weighted
                                                      Average                     Average       Number       Average
                                        Number        Exercise      Number       Exercise      of Shares     Exercise
                                       of Shares       Price       of Shares       Price       Exercisable    Price
                                      ------------   -----------  ------------   ----------   ------------  -----------
Outstanding at beginning of year        2,757,941         $1.90     2,474,501        $2.18      2,306,376        $4.89
Granted                                   759,000          1.39       534,000         1.60      1,115,141         2.27
Exercised                                  (1,800)         1.56       (34,200)        1.56        (21,075)        5.23
Canceled or expired                      (251,900)         2.43      (216,360)        2.10       (925,941)        5.12
                                      ------------   -----------  ------------   ----------   ------------  -----------
Outstanding at end of year              3,263,241         $1.90     2,757,941        $2.08      2,474,501        $2.18
                                      ============   ===========  ============   ==========   ============  ===========

Options exercisable at end of period      859,900                     773,369                     491,110
Shares available for future grant
 at end of period                       1,177,959                     196,059                     555,859
Exercise price per share of options
 exercised during period                    $1.56                       $1.56                  $3.13-5.75
Exercise price per share of options
 outstanding at end of period          $1.03-8.25                  $1.03-8.25                  $1.56-8.25

      The following is additional information relating to options outstanding as of June 29, 2000:

                                            Weighted        Weighted         Number        Weighted
                               Number        Average        Average            Of          Average
       Exercise                  Of         Exercise      Contractual        Shares        Exercise
      Price Range              Shares         Price       Life (Years)     Exercisable      Price
------------------------    -------------  ------------  ---------------   ------------  -------------
     $1.03  -     $1.50          642,500        $ 1.12          9.3           181,250        $ 1.15
      1.51  -      2.00        1,531,600          1.64          7.7           540,120          1.61
      2.01  -      2.50          959,741          2.31          7.6           467,087          2.31
      2.51  -      8.25          129,400          5.68          4.0           121,900          5.75
                            -------------  ------------  -----------       ------------  -------------
                               3,263,241        $ 1.90          7.7         1,310,357        $ 2.18
                            =============  ============  ===========       ============  =============

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

                                          Fiscal Year Ended
                                  ------------------------------------
                                June 29, 2001  June 30, 2001    June 25, 1999
                                -------------  -------------    -------------
Net loss applicable to
  common stockholders:
  As reported                   ($7,540,000)  ($1,018,000)      ($6,402,000)
  Pro Forma                     ($8,619,000)  ($2,105,000)      ($7,430,000)
Net loss per share:
  As reported                        ($0.65)       ($0.11)           ($0.79)
  Pro Forma                          ($0.74)       ($0.23)           ($0.92)

      The weighted average fair value of options granted were determined based on the Black-Scholes model, utilizing the following assumptions:


                                 June 29,       June 30,        June 25,
                                   2001           2000            1999
                               -------------  -------------   -------------
Expected term                       5 Years        6 Years         7 Years
Interest rate                          5.4%           6.0%            6.1%
Volatility                            65.1%          62.3%           54.2%
Dividends                                0%             0%              0%
Weighted average fair
  value of options granted           $1.39          $0.93           $1.32

      OTHER OPTIONS AND WARRANTS OUTSTANDING: As of June 29, 2001, the Company had outstanding an option exercisable into 100,000 shares of Common Stock at $2.50 per share that expires in July 2003 and warrants (in addition to the placed warrants described below) exercisable into 10,000 shares of Common Stock at $6.15 per share that expired and unexercised in July 2001.

      In June 2000, the Company completed a private placement of 1,800,000 units at $1.75 per unit, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock. Each warrant entitles its holder to purchase, between December 9, 2000 and December 8, 2004, one share of Common Stock at an exercise price of $2.79. In connection with this private placement, the Company issued to certain employees of the placement agent 414,000 UPOs. Each UPO can be exercised at an exercise price of $2.69 per UPO between December 9, 2000 and December 8, 2004. Each UPO consists of one share of Common Stock and one Warrant to purchase one share of Common Stock at $2.79. Both the warrants and UPOs are subject to possible adjustment of the number of shares issuable upon their exercise and their exercise prices if certain events occur.

      See Note 6 for information concerning warrants to purchase 200,000 shares of Common Stock at an exercise price of $7.03 per share (which expired unexercised on January 25, 2001) issued in connection with a private placement of Preferred Stock in January 1998.

NOTE 6 - PREFERRED STOCK:

      The Company is authorized to issue up to 1,000,000 shares of Preferred Stock in series, with each series having such powers, rights, preferences, qualifications and restrictions as determined by the Board of Directors.

      SERIES C CONVERTIBLE  PREFERRED STOCK AND WARRANTS  EXPIRING JANUARY 2001:
In January 1998, the Company completed a private placement of 5,000 shares of its Series C Convertible Preferred Stock ("Preferred Shares") and Warrants to purchase an aggregate of 200,000 shares of its Common Stock at an exercise price of $7.03 per share, all of which warrants expired unexercised on January 25, 2001, for an aggregate purchase price of $5.0 million. After giving effect to commission and other issuance costs aggregating approximately $450,000, net proceeds were approximately $4.6 million. The Preferred Shares were issued with a beneficial conversion feature that has been valued at $250,000 and recognized as additional paid in capital. The amortization of both the issuance costs of $450,000 and the beneficial conversion feature of $250,000 over the period to the earliest conversion date (eight months) has been recognized as a non-cash preferred stock embedded dividend, increased the net loss applicable to common stockholders in fiscal 1998 and 1999 and has been added to the Preferred Shares balance. The Preferred Shares bear no dividends, are convertible into shares of the Company's Common Stock at a conversion price equal to the lower of $5.58 or 95% of the average of the closing bid prices of the Company's Common Stock during the ten consecutive trading days immediately preceding the conversion date of the Preferred Shares. The Preferred Shares are redeemable at the option of the holders at a price equal to $1,150 per share in the event of certain business combinations of the Company, the sale of substantially all of the Company's assets and in certain other cases, including the failure of the Company to maintain the effectiveness of a registration statement covering the resale of the Company's Common Stock underlying the Preferred Shares, to maintain the listing of the Company's Common Stock on the Nasdaq National Market or the Company's failure to convert the Preferred Shares. Because the Preferred Shares have conditions for redemption that are not solely within the control of the Company, they have been classified outside of stockholders' investment in the accompanying consolidated balance sheet. During fiscal 2001, no shares were converted. During fiscal 2000, 1,224 Preferred Shares were converted into 584,815 shares of Common Stock.

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

NOTE 7 - SIGNIFICANT CUSTOMERS, EXPORT SALES AND GEOGRAPHICAL SEGMENTS:
SIGNIFICANT  CUSTOMERS:


      The following customers accounted for more than 10% of the Company's consolidated revenues during one or more of the years presented below:

                                                          Fiscal
                                                        Year Ended
                                            ------------------------------------
                                            June 29,      June 30,      June 25,
                                              2001          2000          1999
                                            --------      --------      --------
Verizon Corporation(1)                        33%            25%           31%
Tyco Electronics Corporation (2)              26%            19%           15%
Corning Cable Systems LLC (3)                  7%            12%            9%
Telco Sales, Inc.                              7%            12%            2%
-----------------
      (1) On June 30, 2000, a wholly-owned subsidiary of Bell Atlantic Corporation was merged with and into GTE Corporation, as a result of which GTE Corporation became a wholly-owned subsidiary of Bell
           Atlantic. The combined company is doing business as Verizon Communications. GTE Communications Systems Corporation is a subsidiary of GTE Corporation.
      (2) Tyco Electronics Corporation (a successor to Raychem Corporation) is an original equipment manufacturer that purchases certain overvoltage protection products from the Company for inclusion within their products.
      (3) Corning Cable Systems LLC (formerly Siecor Corporation) is an original equipment manufacturer that supplies network interface devices to telephone companies and is required by certain telephone companies to purchase TII's overvoltage surge protectors for inclusion within their network interface devices.

      EXPORT SALES: For each of the three years ended June 29, 2001 export sales were less than 10% of consolidated net sales.

      GEOGRAPHICAL SEGMENTS: Sales of overvoltage surge protection products to United States customers constitute the majority of the Company's consolidated sales for each of the three years ended June 29, 2001. As part of the operations re-alignment (see Note 2), the Company closed its manufacturing facility in the Dominican Republic, the only area considered by the Company's management as foreign, and, as a result, there are no operating facilities nor producing assets outside the United States and Puerto Rico. Consequently, the Company's operations located in Puerto Rico and Copiague, New York are managed as one geographic segment.

NOTE 8 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS:

      The Company leases real property and equipment under various leases with terms expiring through April 2006. The leases require minimum annual rentals, exclusive of real property taxes, of approximately $181,000, $91,000, $83,000, $83,000 and $69,000 in fiscal years 2002, 2003, 2004,

2005 and 2006 and thereafter, respectively. Substantially all of the real property leases contain escalation clauses related to increases in property taxes.

      Since fiscal year 1982, the Company has leased equipment from PRC Leasing, Inc. ("PRC"), a corporation owned by the Chairman of the Board of the Company. This lease was amended on July 18, 2001. The present annual rental is $139,000, the lease expires on July 17, 2002 and at June 29, 2001 no accrued rent was due under this agreement. The equipment under lease from PRC was purchased by PRC at various times since 1982. The Company is advised that PRC employs a depreciation schedule that fully depreciates assets over a maximum of 10 years or the asset's useful life, whichever is shorter, that the original cost of assets under lease to the Company at June 29, 2001 was approximately $2.0 million and, although fully depreciated, those assets had an appraised fair market value of $1.6 million as of November 12, 1998. All equipment under lease has been of good quality and most, if not all, equipment is expected to remain usable by the Company through the end of the lease term. From time to time, new purchases of equipment by PRC may replace or be added to the equipment under lease. It is both the Company's and PRC's intention that these purchases will be to maintain the level of performance of the equipment and not to increase the rentals paid by the Company.

      Rental expense, including property taxes, for fiscal 2001, 2000 and 1999 was approximately $584,000, $681,000 and $781,000 respectively, including $139,000 for fiscal 2001 and $200,000 for fiscal 2000 and 1999 relating to the equipment leases with PRC.


NOTE 9 - PROFIT SHARING PLAN:

      The Company has a defined contribution pension plan through a 401(k) profit sharing plan. The plan covers substantially all U.S. and Puerto Rico employees and requires the Company to match employees' contributions up to specified limitations and subject to certain vesting schedules.

NOTE 10 - SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION:

                                                                                     June 29,          June 30,
                                                                                       2001              2000
                                                                                  ---------------   ---------------
SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION
Accounts receivable
     Trade accounts receivable                                                        $7,150,000        $7,329,000
     Other receivables                                                                    98,000            61,000
     Less: allowance for doubtful accounts                                               (58,000)         (144,000)
                                                                                  ---------------   ---------------
                                                                                      $7,190,000        $7,246,000
                                                                                   =============    ==============
Inventories:
     Raw materials and subassemblies                                                  $3,967,000        $8,342,000
     Work in progress                                                                  2,649,000         4,387,000
     Finished Goods                                                                    7,824,000         3,059,000
                                                                                  ---------------   ---------------
                                                                                      14,440,000        15,788,000
     Less: allowance for inventory                                                      (640,000)       (2,963,000)
                                                                                  --------------   ---------------
                                                                                     $13,800,000       $12,825,000
                                                                                  ==============   ===============

Property, plant and equipment:
     Machinery and equipment                                                         $18,405,000       $19,392,000
     Tools, dies and molds                                                             6,757,000         9,655,000
     Leasehold improvements                                                            3,924,000         4,791,000
     Office fixtures, equipment and other                                              2,092,000         2,190,000
                                                                                  --------------   ---------------
                                                                                      31,178,000        36,028,000
     Less: accumulated depreciation                                                  (22,780,000)      (24,805,000)
                                                                                  --------------   ---------------
                                                                                     $ 8,398,000      $ 11,223,000
                                                                                  ==============   ===============
Accrued liabilities:
     Payroll, incentive and vacation                                                 $   375,000      $    584,000
     Accrued payroll taxes                                                                30,000            34,000
     Legal and professional fees                                                         348,000           299,000
     Other                                                                               375,000           558,000
                                                                                  --------------   ---------------
                                                                                     $ 1,128,000      $  1,475,000
                                                                                  ==============   ===============

                                                                                     Fiscal Year Ended
                                                                        ------------------------------------------
                                                                         June 29,        June 30,      June 25,
SUPPLEMENTAL CONSOLIDATED STATEMENT OF CASH FLOWS INFORMATION              2001            2000          1999
                                                                        ------------    -----------   ------------

Embedded dividend on Series C Preferred Stock                             $     -        $      -       $   262
                                                                        ============    ===========   ============
Cash paid for interest                                                    $    87        $    215       $   404
                                                                        ============    ===========   ============

NOTE 11 - DISPOSITIONS:

      In March 1999, the Company sold substantially all of the assets of its fiber optic products subsidiary, TII-Ditel, Inc., for $5.3 million. The resulting gain of $2.2 million is included in other income in fiscal year 1999.

      The following table reflects the unaudited quarterly results of the Company for the fiscal years ended June 29, 2001 and June 30, 2000:

NOTE 12 - QUARTERLY RESULTS (UNAUDITED):

                                                                                           Net (Loss)
                                                                                            Income              Diluted
                                                                        Operating          Applicable          Net (Loss)
                                                        Gross            (Loss)            to Common             Income
       Quarter Ended               Net Sales        Profit (loss)        Income           Shareholders         Per Share
-----------------------------    ---------------    --------------   ----------------    ---------------    -----------------
2001 FISCAL YEAR
September 29, 2000                 $10,510,000         $2,388,000    $      33,000           $  50,000         $ 0.00
December 29, 2000                   10,805,000          2,442,000           36,000              70,000           0.01
March 30, 2001 (a)                   8,228,000           (748,000)      (6,960,000)         (6,937,000)         (0.59)
June 29, 2001                        9,780,000          2,396,000         (698,000)           (723,000)         (0.06)

2000 FISCAL YEAR
September 24, 1999                 $12,973,000         $2,073,000       ($ 637,000)         ($ 587,000)       $ (0.07)
December 31, 1999                   13,189,000          2,269,000         (293,000)           (278,000)         (0.03)
March 31, 2000                      11,853,000          2,533,000           54,000              32,000              -
June 30, 2000                       11,620,000          2,594,000          133,000            (185,000)         (0.02)

----------
      (a) The Net Loss includes a net charge of $6.1 million for costs to re-align operations, $2.7 million of the charge was due to the related inventory write-down and has been reflected as a reduction of Gross Profit (See Note 2 to Notes to Consolidated Financial Statements).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

      The information called for by Part III (Items 10, 11, 12 and 13 of Form 10-K) is incorporated herein by reference to such information which will be contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company's 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Report of Independent Public Accountants..............................17
         Consolidated Balance Sheets at June 29, 2001 and June 30, 2000.......18
         Consolidated Statements of Operations for each of the three years in the period ended June 29, 2001............................19
         Consolidated Statements of Stockholders' Investment for each of the three years in the period ended June 29, 2001..................20
         Consolidated Statements of Cash Flows for each of the three years in the period ended June 29, 2001..................................21
         Notes to Consolidated Financial Statements...........................22

(a)(2)   Report of Independent Public Accountants............................S-1
         Schedule II - Valuation and Qualifying Accounts.....................S-2

   (3)   EXHIBITS

Exhibit
Number                               Description

2 Asset Purchase Agreement, dated February 26, 1999, by and between TII-Ditel, Inc. and Ditel, Inc. Incorporated by reference to
               Exhibit 2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) February 26, 1999. (File No. 1-8048).

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

4(b)(1)(A)     Revolving Credit, Term Loan and Security  Agreement,  dated April
               30, 1998,  among Company,  TII  Corporation  and GMAC  Commercial
               Credit LLC (successor of BNY Financial  Corporation)  ("Lender").
               Incorporated  by  reference to Exhibit  4(a)(i) to the

               Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(1)(B)     Consent  and  Amendment  dated as of July 22,  1999  between  the
               Company,   TII  Corporation  and  the  Lender.   Incorporated  by
               reference to Exhibit 4(b)(1)B to the Company's Annual Report on Form10-K for the fiscal year ended June 25, 1999 (File No.8048).

4(b)(1)(C)*    Consent and Amendment  dated as of September 26, 2001 between the
               Company and the Lender.

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

10(a)(2)+*     1994 Non-Employee Director Stock Option Plan, as amended.

10(a)(3)+      1995 Stock Option Plan, as amended.  Incorporated by reference to
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997 (File No. 1-8048).

10(a)(4)+*     1998 Stock Option Plan, as amended.

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

10(b)(3)+      Amended and Restated  Employment  Agreement  dated as of March 9,
               1998 between the Company and George S. Katsarakes. Incorporated by reference to Exhibit 10(b)(6) to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1998 (File No.
               1-8048).

10(b)(4)+      Employment  Agreement  dated as of  September 5, 2000 between the
               Company and Kenneth A.  Paladino.  Incorporated  by  reference to
               Exhibit 10(b)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(b)(5)+      Employment  Agreement  dated  as of June  30,  2000  between  the
               Company and Thomas J. Guzek. Incorporated by reference to Exhibit
               10(b)(8) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(c)(1)*      Consultant  Agreement  dated as of  January 3, 2001  between  the
               Company and R. Dave Garwood.

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

10(c)(1)(E)    Fourth  Amendment  dated June 27, 2000 to  Equipment  Lease dated
               July 18,  1991  between  the  Company  and PRC.  Incorporated  by reference to Exhibit  10(C)1(E) to the Company's Annual Report on
               Form10-K   for  the  fiscal   year  ended  June  30,  2000  (File
               No.1-8048).

10(c)(1)(F)*   Fifth Amendment dated July 18, 2001 to Equipment Lease dated July
               18, 1991 between the Company and PRC.

10(d)(1) Lease Contract dated April 27, 1998 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

10(e)(1) Securities Purchase Agreement dated as of January 26, 1998 by and among the Company and the investors in the Company's January 26, 1998 private placement. Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K/A dated (date of earliest event reported) January 26, 1998. (File No. 1-8048).

10(e)(2) Registration Rights Agreement dated as of January 26, 1998 by and among the Company and the investors in the Company's January 26, 1998 private placement. Incorporated by reference to Exhibit 99.3 to the Company's Report on Form 8-K/A dated (date of earliest event reported) January 26, 1998. (File No. 1-8048).

10(f)(1) Form of Warrant issued to the investors in the Company's June 8, 2000 private placement and underlying the Unit Purchase Option. Incorporated by reference to Exhibit 10(f)(1) to the Company's Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(2) Subscription Agreement and Investor Information Statement, including registration rights undertaking of the Company, by and among the Company and the investors in the Company's June 8, 2000 private placement. Incorporated by reference to Exhibit 10(f)(2) to the Company's Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(3) Placement Agent Agreement dated as of May 15, 2000 by and among the Company and M.H. Meyerson & Co., Inc., as placement agent, with respect to the Company's June 8,

               2000 private placement. Incorporated by reference to Exhibit 10(f)(3) to the Company's Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(4) Form of Unit Purchase Option issued to the placement agent for Company's June 8, 2000 private placement. Incorporated by reference to Exhibit 10(f)(4) to the Company's Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

21*            Subsidiaries of the Company.

23*            Consent of independent public accountants.

----------
*              Filed herewith.
+              Management contract or compensatory plan or arrangement.

(b)            Reports on Form 8-K

               No Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended June 29, 2001.

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


                                           TII INDUSTRIES, INC.
                                           -----------------------------------

September 26, 2001                         By /s/   Timothy J. Roach
                                           -------------------------------------
                                           Timothy J. Roach, President,
                                           Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 28, 2000                    /s/ Alfred J. Roach
                                      ----------------------------
                                      Alfred J. Roach, Chairman
                                      of the Board and Director

September 28, 2000                    /s/ Timothy J. Roach
                                      ----------------------------
                                      Timothy J. Roach, President,
                                      Chief Executive Officer
                                      (principal executive officer)
                                      and Director

September 28, 2000                    /s/ Kenneth A. Paladino
                                      ------------------------------
                                      Kenneth A. Paladino, Vice
                                      President-Finance and Treasurer
                                      (principal financial officer)


September 28, 2000                    /s/ C. Bruce Barksdale
                                      ----------------------------
                                      C. Bruce Barksdale, Director


September 28, 2000                    /s/ James R. Grover, Jr.
                                      ----------------------------
                                      James R. Grover, Jr., Director


September 28, 2000                    /s/ Joseph C. Hogan
                                      ----------------------------
                                      Joseph C. Hogan, Director


September 28, 2000                    /s/ George S. Katsarakes
                                      ----------------------------
                                      George S. Katsarakes,
                                      Executive Vice President,
                                      Chief Operating Officer and
                                      Director


September 28, 2000                    /s/ Dorothy Roach
                                      ----------------------------
                                      Dorothy Roach, Director


September 28, 2000                    /s/ R. D. Garwood
                                      ----------------------------
                                      R. D. Garwood, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TII Industries, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of TII Industries, Inc. and subsidiaries as of June 29, 2001 and June 30, 2000, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended June 29, 2001, included in this Form 10-K and have issued our report thereon dated September 26, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule for the years ended June 29, 2001, June 30, 200 and June 25, 1999 listed under Item 14(a) of this Form 10-K is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP

San Juan, Puerto Rico
September 26, 2001.

Stamp No. 1759708 of the
Puerto Rico Society of
Certified Public Accountants
has been affixed to the
original copy of this report.

                                   SCHEDULE II
                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                             ALLOWANCE FOR INVENTORY

                                                  Balance at                                                       Balance
                                                 Beginning of                                                     at End of
             Fiscal Year Ended                       Year               Additions          Dispositions              Year
--------------------------------------------  --------------------  -------------------  ------------------   -------------------

June 29, 2001                                          $2,963,000       $  198,000         ($2,521,000)          $  640,000
June 30, 2000                                          $4,467,000          396,000         ( 1,900,000)          $2,963,000
June 25, 1999                                          $2,636,000        9,428,000         ( 7,597,000)          $4,467,000


                              RESTRUCTURING RESERVE


                                                  Balance at           Additions /                                Balance at
             Fiscal Year Ended                   June 25, 1999        (Adjustments)        Reductions           June 30, 2000
--------------------------------------------  --------------------  -------------------  ------------------   -------------------

Property, plant and equipment                          $ 435,000          $ 2,900,000         ($3,335,000)              $      0
Employee severance                                       177,000              123,000            (224,000)                76,000
Plant closure costs                                       25,000              275,000             (39,000)               261,000
                                              --------------------  -------------------  ------------------   -------------------
                                                       $ 637,000          $ 3,298,000         ($3,598,000)             $ 337,000
                                              ====================  ===================  ==================   ===================


                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                      Balance at                                                       Balance
                                     Beginning of                                                     at End of
Fiscal Year Ended                       Year               Additions          Dispositions              Year
--------------------------------  --------------------  -------------------  ------------------   -------------------
June 29, 2001                           $144,000                    0             (86,000)             $ 58,000
June 30, 2000                            116,000               44,000             (16,000)             $144,000
June 25, 1999                           $ 62,000             $ 54,000                   0              $116,000
