Form 10-Q
period 2001-09-28
TII INDUSTRIES INC
filed 2001-11-09
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 28, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of October 24, 2001 was 11,682,284

                          Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                              September 28,           June 29,
                                                                                                  2001                  2001
                                                                                             ----------------     ---------------
                                                                                               (Unaudited)
                                          ASSETS
Current Assets
     Cash and cash equivalents                                                               $           204      $         233
     Accounts receivable, net                                                                          4,851              7,190
     Inventories                                                                                      13,343             13,800
     Other                                                                                               264                109
                                                                                             ----------------     ---------------
           Total current assets                                                                       18,662             21,332
                                                                                             ----------------     ---------------
Property, plant and equipment, net                                                                     8,204              8,398
Other                                                                                                    937              1,032
                                                                                             ----------------     ---------------
TOTAL ASSETS                                                                                 $        27,803      $      30,762
                                                                                             ================     ===============

                         LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities
     Current portion of long-term debt and obligations under capital leases                  $           252      $         252
     Borrowings under revolving credit facility                                                          626                721
     Accounts payable                                                                                  2,613              4,984
     Accrued liabilities                                                                               1,027              1,128
     Accrued re-alignment expenses                                                                       245                337
                                                                                             ----------------     ---------------
           Total current liabilities                                                                   4,763              7,422
                                                                                             ----------------     ---------------
Long-Term Debt and Obligations Under Capital Leases                                                      427                490
                                                                                             ----------------     ---------------

Series C Convertible Redeemable Preferred Stock, 1,626 shares outstanding at September 28, 2001 and June 29, 2001, respectively; liquidation
     preference of $1,150 per share                                                                    1,626              1,626
                                                                                             ----------------     ---------------

Stockholders' Investment
     Preferred Stock, par value $1.00 per share; 1,000,000 shares authorized;
         Series C Convertible Redeemable, 1,626 shares issued and outstanding
         at September 28, 2001 and June 29, 2001, respectively                                             -                  -
         Series D Junior Participating, no shares outstanding                                              -                  -
     Common Stock, par value $.01 per share; 30,000,000 shares authorized;
         11,699,921 shares issued and 11,682,284 shares outstanding at September
         28, 2001 and June 29, 2001, respectively                                                        117                117
Warrants and options outstanding                                                                         369                369
Capital in excess of par value                                                                        37,122             37,122
Accumulated deficit                                                                                  (16,340)           (16,103)
                                                                                             ----------------     ---------------
                                                                                                      21,268             21,505
Less - Treasury stock, at cost; 17,637 common shares                                                    (281)              (281)
                                                                                             ----------------     ---------------
           Total stockholders' investment                                                             20,987             21,224
                                                                                             ----------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                               $        27,803      $      30,762
                                                                                             ================     ===============

                 See Notes to Consolidated Financial Statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                                     Three month period ended

                                                                                September 28,         September 29,
                                                                                    2001                  2000
                                                                              ------------------    ------------------
                                                                                            (Unaudited)
Net sales                                                                      $      9,098         $     10,510
Cost of sales                                                                         6,828                8,122
                                                                              ------------------    ------------------

     Gross profit                                                                     2,270                2,388
                                                                              ------------------    ------------------


Operating expenses
     Selling, general and administrative                                              1,919                1,640
     Research and development                                                           561                  715
                                                                              ------------------    ------------------
                  Total operating expenses                                            2,480                2,355
                                                                              ------------------    ------------------

                  Operating (loss) income                                              (210)                  33

Interest expense                                                                        (28)                 (28)
Interest income                                                                           1                   50
Other income                                                                              -                   (5)
                                                                              ------------------    ------------------

Net (loss) earnings                                                           $        (237)        $         50
                                                                              ==================    ==================

Net (loss) earnings per common share:

     Basic                                                                    $       (0.02)        $          -
                                                                              ==================    ==================

     Diluted                                                                  $       (0.02)        $          -
                                                                              ==================    ==================

Weighted average common shares outstanding:
     Basic                                                                           11,682               11,681
     Diluted                                                                         11,682               13,044


                 See Notes to Consolidated Financial Statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                             (Dollars in thousands)
                                   (Unaudited)


                                                              Warrants and        Capital in
                                                                Options           excess of         Accumulated         Treasury
                                            Common Stock      Outstanding         par value           Deficit             Stock
                                            -------------    ---------------     -------------    -----------------    ------------
BALANCE, June 29, 2001                      $     117        $        369        $    37,122      $      (16,103)      $    (281)
Exercise of stock options                           -                   -                  -               -                   -
Net loss for the three month
  period ended September 28, 2001                   -                   -                  -                (237)              -
                                            -------------    ---------------     -------------    -----------------    ------------
BALANCE, September 28, 2001                 $     117        $        369        $    37,122      $      (16,340)      $    (281)
                                            =============    ===============     =============    =================    ============












                 See Notes to Consolidated Financial Statements


                                                TII INDUSTRIES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Dollars in thousands)


                                                                           For the three month periods ended
                                                                       September 28, 2001      September 29, 2000
                                                                      --------------------   --------------------
                                                                                        (Unaudited)

Cash Flows from Operating Activities:

Net (loss) earnings                                                           $  (237)              $    50

Adjustments to reconcile net (loss) to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                340                   444
     Provision for inventory                                                       --                    99
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivables                              2,339                (1,188)
       Decrease in inventories                                                    457                   530
       (Increase) decrease in other assets                                        (99)                   86
       Decrease in accounts payable, accrued
         liabilities and accrued re-alignment expenses                         (2,564)               (1,583)
                                                                              -------               -------

              Net cash provided by (used in) operating activities                 236                (1,562)
                                                                              -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net of dispositions                                   (107)                 (222)
                                                                              -------               -------
              Net cash used in investing activities                              (107)                 (222)
                                                                              -------               -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                       --                     4
     Payments of debt and obligations under
        capital leases                                                            (63)                 (624)
     Payments of borrowings under the revolving credit facility                   (95)                   --
                                                                              -------               -------

              Net cash (used) provided by financing activities                   (158)                 (620)
                                                                              -------               -------

Net decrease in cash and cash equivalents                                         (29)               (2,404)

Cash and cash equivalents, at beginning of period                                 233                 4,446
                                                                              -------               -------

Cash and cash equivalents, at end of period                                   $   204               $ 2,042
                                                                              =======               =======
SUPPLEMENTAL DISCLOSURE OF CASH TRANSACTIONS:
     Cash paid during the period for interest                                 $    29               $    21
                                                                              =======               =======

                 See Notes to Consolidated Financial Statements

                      TII INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS: The unaudited interim consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2001. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

For the three-month periods ended September 28, 2001 and September 29, 2000, respectively, comprehensive income (loss) equaled Net earnings (loss).

NOTE 2 - FISCAL YEAR: The Company reports on a 52-53 week fiscal year ending on the last Friday in June, with fiscal quarters ending on the last Friday of each calendar quarter. The Company's fiscal year ending June 28, 2002 will contain 52 weeks. Fiscal 2001 had 52 weeks.

NOTE 3 - NET (LOSS) EARNINGS PER COMMON SHARE: Basic net (loss) earnings per common share is computed using the weighted average number of shares outstanding during the period. Diluted net earnings per common share is computed using the weighted average number of shares outstanding adjusted for the dilutive incremental shares attributed to outstanding stock warrants and options to purchase common stock and preferred stock convertible into common stock.

The following table sets forth the computation of basic and diluted earnings per share:


                                                     For the three month period ended
                                                     September 28,     September 29,
                                                          2001              2000
                                                     ---------------   --------------
                                                                  (in thousands)
Numerator for diluted calculation:

Net (loss) earnings                                    $   (237)          $     50
                                                       ========           ========

Denominator:
     Weighted average common shares outstanding          11,682             11,681
     Dilutive effect of stock warrants and options           --                570
     Dilutive effect of conversion of Series C
        Convertible Redeemable Preferred Stock               --                793
                                                       --------           --------

Denominator for diluted calculation                      11,682             13,044
                                                       ========           ========

Stock warrants and options to purchase approximately 6.0 million shares of common stock and approximately 2.7 million equivalent common shares related to the Series C Convertible Redeemable Preferred Stock for the three month period ended September 28, 2001 were outstanding but not included in the computation of diluted net earnings per common share since their inclusion would be antidilutive.

NOTE 4 - INVENTORIES: Inventories consisted of the following major classifications:

                                         September 28, 2001      June 29, 2001
                                        -------------------    ----------------
                                                     (in thousands)

      Raw materials and subassemblies        $  3,336              $  3,967
      Work in process                           2,321                 2,649
      Finished goods                            8,326                 7,824
                                             --------              --------
                                               13,983                14,440
      Less:  allowance for obsolescence          (640)                 (640)
                                             --------              --------
                                             $ 13,343              $ 13,800
                                             ========              ========

NOTE 5 - OPERATIONS RE-ALIGNMENT: In the third quarter of fiscal 2001, as part of management's continuing strategy to improve profit margins by finding cost-effective ways of producing its products, and also as a result of the successes under a fiscal 1999 re-alignment plan, management committed to a plan to further re-align its operations. A key element of this 2001 plan is the expansion of the Company's outsourcing strategy with contract manufacturers to produce a substantial portion of the remaining components and subassemblies that the Company was still manufacturing. Included in this plan were additional workforce and production facility reductions, the assessment of future usage and recoverability of certain inventories and manufacturing machinery, equipment and leasehold improvements as certain manufacturing activities conducted in Puerto Rico were outsourced and products were eliminated, and other cost saving measures. Accordingly, during the third quarter of fiscal 2001, the Company recorded a net re-alignment of operations charge on the Consolidated Statement of Operations of approximately $6.1 million, including an inventory write-down of approximately $2.7 million and net of a reversal of a remaining reserve of $96,000 from a fiscal 1999 re-alignment charge. The components of the remaining balance of this charge as of June 29, 2001, the corresponding cash activity in the three-month period ended September 28, 2001 and the remaining reserve balances are reflected in "Accrued re-alignment expenses" in the accompanying Consolidated Balance Sheets, as follows:

                                       Employee         Excess
                                      Termination    Manufacturing
                                        Benefits        Space           Total
                                      -----------   -------------       -----

Balance, June 29, 2001                $  76,000       $ 261,000       $ 337,000
 Cash payments during fiscal 2002       (76,000)        (16,000)        (92,000)
                                      ---------       ---------       ---------
Balance, September 28, 2001           $      --       $ 245,000       $ 245,000
                                      =========       =========       =========

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

RESULTS OF OPERATIONS

Net sales for the fiscal 2002 first quarter were $9.10 million compared to $10.51 million for the comparative prior year period, a decrease of approximately $1.41 million or 13.4 percent. The decrease for the fiscal 2002 first quarter was primarily due to the continuing telecommunications industry-wide slowdown, a reduction in the growth of access lines and the actions taken by service providers to reduce capital spending and inventory levels. This slowdown is expected to continue into the second half of fiscal 2002.

Gross profit for the fiscal 2002 first quarter was $2.27 million compared to $2.39 million for the comparative prior year period, a decrease of approximately $118,000 or 4.9 percent however, gross profit margins improved to 25.0 percent compared to 22.7 percent. However, gross profit margins improved to 25.0 percent compared to 22.7 percent. The lower gross profit was due to the lower comparable sales levels, offset to a large degree by the improved gross profit margin. The improved gross profit margin is due to the success of the Company's operations re-alignments, outsourcing strategy and sales of technologically advanced higher margin products.

Selling, general and administrative expenses for the first quarter of fiscal 2002 were $1.92 million compared to $1.64 million for the comparable prior year period, an increase of approximately $279,000 or 17.0%. The increase for the quarter was principally due to increased marketing expenses related to the introduction of the Company's new Digital Closet product line, which expenses are expected to continue to increase during the remainder of fiscal 2002.

Research and development expenses for the first quarter of fiscal 2002 were $561,000 compared to $715,000 for the comparable prior year period, a decrease of approximately $154,000 or 21.5%. While the Company continues to invest in new product development it has been able to reduce its direct outlays through the use of collaborative engineering efforts with its contract manufacturers.

Interest expense for the first quarter of each of fiscal 2002 and 2001 was $28,000. Lower interest rates in the fiscal 2002 period offset higher levels of borrowings under the Company's credit facility.

Interest income for the first quarter of fiscal 2002 decreased by $49,000 to $1,000 from $50,000 due to reduced average cash and cash equivalents balances.

The net loss for the first quarter of fiscal 2002 was $237,000 compared to net earnings in the comparable prior year fiscal quarter of $50,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents balance was $204,000 at September 28, 2001 compared to $233,000 at the end of fiscal 2001, a reduction of approximately $29,000. Working capital was approximately $13.90 million at the end of each of the periods.

During the first three months of fiscal 2002, $236,000 of cash was provided by operations due to a reduction in receivables of $2.34 million and inventories of $457,000, offset, in large part, by a decrease in accounts payable, accrued liabilities and accrued re-alignment expenses of $2.56 million.

Investing activities used $107,000 for capital expenditures and financing activities used $158,000 for debt repayments.

The Company has a credit facility ("Credit Facility"), consisting of a $6.0 million revolving credit facility and a term loan. The revolving credit facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of the eligible accounts receivable and 50% of the eligible inventory, subject to certain reserves. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is April 30, 2003, while the term loan is to be repaid through March 31, 2003, subject to mandatory repayments from asset disposition proceeds and insurance proceeds in certain circumstances. As of September 28, 2001, $627,000 was outstanding under the term loan and $626,000 was outstanding under the revolving credit facility. The Company is in compliance with the covenants and terms of the Credit Facility. The Credit Facility requires the Company to maintain a minimum tangible net worth, which includes the value of outstanding Series C Redeemable Preferred Stock, of at least $19.5 million. If losses continue, the Company may cease to be in compliance with the tangible net worth covenant. In that event, if the Company is unable to obtain a waiver or amendment of the covenant, the Company may be unable to borrow under the Credit Facility and may have to repay all loans then outstanding under the Credit Facility.

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

                                 Not Applicable


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TII INDUSTRIES, INC.


Date: November 9, 2001                     By: /s/ Kenneth A. Paladino
                                               -----------------------
                                                  Kenneth A. Paladino
                                                  Vice President-Finance,
                                                  Treasurer and Chief Financial
                                                  Officer