Form 10-Q
period 2001-12-28
TII INDUSTRIES INC
filed 2002-02-11
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 28, 2001

Commission file number 1-8048



                         TII NETWORK TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)



State of incorporation: DELAWARE     IRS Employer Identification No: 66-0328885



                   1385 AKRON STREET, COPIAGUE, NEW YORK 11726
              (Address and zip code of principal executive office)



                                 (631) 789-5000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of February 5, 2002 was 11,682,284

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 December 28, 2001         June 29, 2001
                                                                                --------------------     ------------------
                                                                                    (Unaudited)
                                     ASSETS

Current Assets
    Cash and cash equivalents                                                         $    186                 $    233
    Accounts receivable, net                                                             3,821                    7,190
    Inventories                                                                         13,048                   13,800
    Other                                                                                  247                      109
                                                                                      --------                 --------
           Total current assets                                                         17,302                   21,332
                                                                                      --------                 --------

Property, plant and equipment, net                                                       7,962                    8,398
Other                                                                                      928                    1,032
                                                                                      --------                 --------

TOTAL ASSETS                                                                          $ 26,192                 $ 30,762
                                                                                      ========                 ========


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities
    Current portion of long-term debt and obligations under capital leases            $    251                 $    252
    Borrowings under revolving credit facility                                             740                      721
    Accounts payable and accrued liabilities                                             3,193                    6,112
    Accrued re-alignment expenses                                                          230                      337
                                                                                      --------                 --------
           Total current liabilities                                                     4,414                    7,422
                                                                                      --------                 --------

Long-Term Debt and Obligations Under Capital Leases                                        364                      490
                                                                                      --------                 --------

Series C Convertible Redeemable Preferred Stock, 1,626 shares outstanding at December 28, 2001 and June 29, 2001;
    liquidation preference of $1,150 per share                                           1,626                    1,626
                                                                                      --------                 --------
Stockholders' Investment

    Preferred Stock, par value $1.00 per share; 1,000,000 shares authorized;
    Series C Convertible Redeemable, 1,626 shares issued and outstanding
    at December 28, 2001 and June 29, 2001, respectively                                    --                       --
    Series D Junior Participating, no shares outstanding                                    --                       --
    Common Stock, par value $.01 per share; 30,000,000 shares authorized;
    11,699,921 shares issued and 11,682,284 shares outstanding at December
    28, 2001 and June 29, 2001, respectively                                               117                      117
Warrants and options outstanding                                                           369                      369
Capital in excess of par value                                                          37,122                   37,122
Accumulated deficit                                                                    (17,539)                 (16,103)
                                                                                      --------                 --------
                                                                                        20,069                   21,505
Less - Treasury stock, at cost; 17,637 common shares                                      (281)                    (281)
                                                                                      --------                 --------
           Total stockholders' investment                                               19,788                   21,224
                                                                                      --------                 --------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                        $ 26,192                 $ 30,762
                                                                                      ========                 ========

                 See Notes to Consolidated Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Three month period ended               Six month period ended
                                                        ------------------------               ----------------------
                                                       Dec. 28,           Dec. 29,           Dec. 28,          Dec. 29,
                                                         2001               2000               2001              2000
                                                         ----               ----               ----              ----
                                                               (Unaudited)                          (Unaudited)
Net sales                                            $  6,432           $ 10,805           $ 15,530           $ 21,315
Cost of sales                                           5,041              8,363             11,869             16,485
                                                     --------           --------           --------           --------
                     Gross profit                       1,391              2,442              3,661              4,830
                                                     --------           --------           --------           --------
Operating expenses

     Selling, general and administrative                2,154              1,830              4,073              3,587
     Research and development                             426                576                987              1,174
                                                     --------           --------           --------           --------
              Total operating expenses                  2,580              2,406              5,060              4,761
                                                     --------           --------           --------           --------
              Operating (loss) income                  (1,189)                36             (1,399)                69

Interest expense                                          (12)               (23)               (40)               (51)
Interest income                                            --                 52                  1                101
Other income                                                2                  5                  2                  1
                                                     --------           --------           --------           --------
Net (loss) earnings                                  $ (1,199)          $     70           $ (1,436)          $    120
                                                     ========           ========           ========           ========

Net (loss) earnings per common share:

      Basic                                          $  (0.10)          $   0.01           $  (0.12)          $   0.01
                                                     ========           ========           ========           ========
      Diluted                                        $  (0.10)          $   0.01           $  (0.12)          $   0.01
                                                     ========           ========           ========           ========

Weighted average common shares outstanding:

      Basic                                            11,682             11,682             11,682             11,682
      Diluted                                          11,682             13,215             11,682             13,130


                 See Notes to Consolidated Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                              Warrants and        Capital in
                                                                 Options         excess of par       Accumulated
                                           Common Stock        Outstanding           value             Deficit        Treasury Stock
                                           ------------     ---------------     ---------------    ---------------  ---------------


BALANCE, June 29, 2001                     $    117          $    369              $ 37,122            $(16,103)       $   (281)
Net loss for the six month
  period ended December 28, 2001                 --                --                    --              (1,436)             --
                                           --------          --------             --------             --------        --------
BALANCE, December 28, 2001                 $    117          $    369             $ 37,122             $(17,539)       $   (281)
                                           ========          ========             ========             ========        ========

                 See Notes to Consolidated Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                             For the six month period ended
                                                                                       December 28, 2001       December 29, 2000
                                                                                       -----------------       --------------------
                                                                                                       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings                                                                       $(1,436)            $   120

Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:

         Depreciation and amortization                                                        673                 888
         Provision for inventory                                                               --                 198
         Changes in operating assets and liabilities:
             Decrease (increase) in accounts receivables                                    3,369              (1,401)
             Decrease (increase) in inventories                                               752              (1,292)
             (Increase) decrease in prepaid expenses and other assets                         (98)                122
                 Decrease in accounts payable, accrued
                     liabilities and accrued re-alignment expenses                         (3,025)               (333)
                                                                                          -------             -------

                        Net cash provided by (used in) operating activities                   235              (1,698)
                                                                                          -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Capital expenditures, net of dispositions                                           (174)               (562)
                                                                                          -------             -------
                      Net cash used in investing activities                                  (174)               (562)
                                                                                          -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from exercise of stock options                                               --                   4
         Payments of debt and obligations under
                   capital leases                                                            (127)               (691)
         Net borrowings under the revolving credit facility                                    19                  --
                                                                                          -------             -------

                      Net cash used in financing activities                                  (108)               (687)
                                                                                          -------             -------


Net decrease in cash and cash equivalents                                                     (47)             (2,947)

Cash and cash equivalents, at beginning of period                                             233               4,446
                                                                                          -------             -------

Cash and cash equivalents, at end of period                                               $   186             $ 1,499
                                                                                          =======             =======

SUPPLEMENTAL DISCLOSURE OF CASH TRANSACTIONS:

      Cash paid during the period for interest                                            $    48             $    44


                 See Notes to Consolidated Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS: The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2001. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

For the six-month period ended December 28, 2001 and December 29, 2000, respectively, comprehensive income (loss) equaled net earnings (loss).

NOTE 2 - FISCAL YEAR: The Company reports on a 52-53 week fiscal year ending on the last Friday in June, with fiscal quarters ending on the last Friday of each calendar quarter. The Company's fiscal year ending June 28, 2002 will contain 52 weeks. Fiscal 2001 had 52 weeks.

NOTE 3 - NET (LOSS) EARNINGS PER COMMON SHARE: Basic net (loss) earnings per common share is computed using the weighted average number of shares outstanding during the period. Diluted net earnings per common share is computed using the weighted average number of shares outstanding adjusted for dilutive incremental shares attributed to outstanding stock warrants and options to purchase common stock and preferred stock convertible into common stock.

The following table sets forth the computation of basic and diluted earnings per share:


                                                                For the three month period ended     For the six month period ended
                                                                   Dec. 28,            Dec. 29,          Dec. 28,          Dec. 29,
                                                                     2001                2000              2001              2000
                                                                ----------------     -------------     -------------     -----------
                                                                                             (in thousands)
Numerator for diluted calculation:

Net (loss) earnings                                               $ (1,199)            $     70          $ (1,436)         $    120
                                                                  ========             ========          ========          ========

Denominator:
      Weighted average common shares outstanding                    11,682               11,682            11,682            11,682
      Dilutive effect of stock warrants and options                     --                   28                --               299
      Dilutive effect of conversion of Series C Convertible
         Redeemable Preferred Stock                                     --               1 ,505                --             1,149
                                                                  --------             --------          --------          --------

Denominator for diluted calculation                                 11,682               13,215            11,682            13,130
                                                                  ========             ========          ========          ========

Stock warrants and options to purchase approximately 6.1 million shares of common stock and approximately 2.5 million equivalent common shares related to the Series C Convertible Redeemable Preferred Stock for the six month period ended December 28, 2001 were outstanding but not included in the computation of diluted net earnings per common share since their inclusion would be antidilutive.

NOTE 4 - INVENTORIES: Inventories consisted of the following major classifications:

                                          December 28,               June 29,
                                              2001                     2001
                                        -----------------        --------------
                                                     (in thousands)

Raw materials and subassemblies              $  3,008             $  3,967
Work in process                                 2,251                2,649
Finished goods                                  8,429                7,824
                                             --------             --------
                                               13,688               14,440
Less:  allowance for obsolescence                (640)                (640)
                                             --------             --------
                                             $ 13,048             $ 13,800
                                             ========             ========


NOTE 5 - OPERATIONS RE-ALIGNMENT: In the third quarter of fiscal 2001, as part of management's continuing strategy to improve profit margins by finding cost-effective ways of producing its products, and also as a result of the successes under a fiscal 1999 re-alignment plan, management committed to a plan to further re-align its operations. A key element of this 2001 plan was the expansion of the Company's outsourcing strategy with contract manufacturers to produce a substantial portion of the remaining components and subassemblies that the Company was still manufacturing. Included in this plan, were additional workforce and production facility reductions, the assessment of future usage and recoverability of certain inventories and manufacturing machinery, equipment and leasehold improvements as certain manufacturing activities conducted in Puerto Rico were outsourced and products were eliminated, and other cost saving measures. Accordingly, during the third quarter of fiscal 2001, the Company recorded a net re-alignment of operations charge on the Consolidated Statement of Operations of approximately $6.1 million, including an inventory write-down of approximately $2.7 million and net of a reversal of a remaining reserve of $96,000 from a fiscal 1999 re-alignment charge. The components of the remaining balance of this charge as of June 29, 2001, the corresponding cash activity in the six month period ended December 28, 2001 and the remaining reserve balances are reflected in "Accrued re-alignment expenses" in the accompanying Consolidated Balance Sheets, as follows:

                                    Employee
                                  Termination    Manufacturing
                                    Benefits       Space         Total
                                  ------------   -------------  --------

Balance, June 29, 2001              $  76,000    $ 261,000    $ 337,000
 Cash payments during fiscal 2002     (76,000)     (31,000)    (107,000)
                                    ---------    ---------    ---------
Balance, December 28, 2001          $      --    $ 230,000    $ 230,000
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

RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 2002 were $6.43 million compared to $10.81 million for the comparable prior year period, a decrease of approximately $4.37 million or 40.5 percent. Net sales for the first six months of fiscal 2002 were $15.53 million compared to $21.32 million for the similar prior year period, a decrease of approximately $5.79 million or 27.1 percent. The decreases were primarily due to the continuing telecommunications industry-wide slowdown, cutbacks by telecommunications' service providers in their construction and maintenance budgets, actions taken by service providers to reduce inventory levels and a reduction in the number of telephone access lines per subscriber being deployed. Though the slowdown accelerated in the fiscal second quarter, management believes third quarter revenues should not decline further and that revenues should begin to increase in the fiscal fourth quarter.

Gross profit for the second quarter of fiscal 2002 was $1.39 million compared to $2.44 million for the comparable prior year period, a decrease of approximately $1.05 million or 43.0 percent, while gross profit margins were 21.6 percent and
22.6 percent for the second quarters of fiscal 2002 and 2001, respectively. The lower gross profit margin for the fiscal 2002 second quarter was primarily due to the lower comparable sales level and the resulting effect on the Company's ability to absorb fixed and semi-variable overhead costs. Gross profit for the first six months of fiscal 2002 was $3.66 million compared to $4.83 million for the same prior year period, a decrease of approximately $1.17 million or 24.2 percent, while gross profit margins for the first half of fiscal 2002 and 2001, respectively, were 23.6 percent and 22.7 percent, respectively. The lower gross profit for the fiscal 2002 second quarter and six month period was primarily due to the lower comparable sales level. The improved gross profit margin for the fiscal 2002 six month period was due to the success of the Company's operations re-alignments, outsourcing strategy and an increased level of sales of technologically advanced higher margin products, partially offset by the effect of the fiscal 2002 second quarter lower gross profit margin, discussed above.

Selling, general and administrative expenses for the second quarter of fiscal 2002 were $2.15 million compared to $1.83 million for the comparable prior year period, an increase of approximately $.32 million or 17.7 percent. For the six month periods ended December 28, 2001 and December 29, 2000, these expenses were $4.07 million and $3.59 million, respectively, an increase over the comparable fiscal 2001 period of approximately $.49 million or 13.5 percent. The increases were principally due to increased marketing expenses related to the introduction and promotion of the Company's new Digital Closet product line.

Research and development expenses for the second quarter of fiscal 2002 were $.42 million compared to $.58 million for the comparable prior year period, a decrease of approximately $.15 million or 26.0 percent. For the six month period ended December 28, 2001, research and development expenses decreased by $.18 million or 15.9 percent to $.99 million from $1.17 million for the six month period ended December 29, 2000. While the Company continues to invest in new product development, it has been able to reduce its direct outlays through the use of collaborative engineering efforts with its contract manufacturers.

Interest expense for the second quarter and first six months of fiscal 2002 decreased by $11,000 to $12,000 and by $11,000 to $40,000 in the second quarter and first six month period of fiscal 2002. The declines were due to decreased borrowings during the second quarter of fiscal 2002 and lower interest rates throughout the periods under the Company's credit facility.

There was no interest income for the second quarter of fiscal 2002 and only $1,000 for the first six months compared to $52,000 and $101,000 in the second quarter and first six months of fiscal 2001. The declines were due to reduced average cash and cash equivalents balances.

The net loss for the second quarter and first six months of fiscal 2002 were $1.2 million and $1.4 million, respectively, compared to net earnings in the comparable prior fiscal 2001 similar periods of $70,000 and $120,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents balance was $186,000 at December 28, 2001 compared to $233,000 at the end of fiscal 2001, a reduction of approximately $47,000, while working capital was approximately $12.9 million at December 28, 2001 compared to $13.9 million at the end of fiscal 2001.

During the first six months of fiscal 2002, $235,000 of cash was provided by operations due to a reduction in receivables of $3.37 million and inventories of $752,000, offset, in large part, by the Company's loss (net of depreciation and amortization) and decreases in accounts payable, accrued liabilities and accrued re-alignment expenses aggregating $3.0 million.

Investing activities used $174,000 for capital expenditures and financing activities used $108,000 for debt repayments.

Although the Company has no current commitments for capital expenditures, it expects to purchase new equipment and incur leasehold improvements in the normal course of business, subject to the maximum amount permitted under its revolving credit facility discussed below.

Each of the Company and the holders of the 1,626 outstanding shares of the Company's Series C Preferred Stock have the right to require conversion of the Preferred Stock into Company Common

Stock. Additionally, the holders of the Preferred Stock could require the Company to redeem all or a portion of the Preferred Stock at a price that presently would equal $1,150 per share (an aggregate of $1,869,900) under certain circumstances including, among other things, if the Company fails to maintain its listing on the Nasdaq National Market (the Company presently is not in compliance with that market's minimum market price listing maintenance requirement) or obtain listing of its Common Stock on the American Stock Exchange even though the Company's Common Stock is traded on another market.

The Company has a credit facility ("Credit Facility"), consisting of a $6.0 million revolving credit facility and a term loan. The revolving credit facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85 percent of the eligible accounts receivable and 50 percent of the eligible inventory, subject to certain reserves. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is April 30, 2003, while the term loan is to be repaid through March 31, 2003, subject to mandatory repayments from asset disposition proceeds and insurance proceeds in certain circumstances. As of December 28, 2001, $569,000 was outstanding under the term loan and $740,000 was outstanding under the revolving credit facility. The Company is in compliance with the covenants and terms of the Credit Facility. The Credit Facility requires the Company to maintain a minimum tangible net worth, which includes the value of outstanding Series C Redeemable Preferred Stock, of at least $19.5 million. If losses continue, the Company may cease to be in compliance with the tangible net worth covenant. In that event, if the Company is unable to obtain a waiver or amendment of the covenant, the Company may be unable to borrow under the Credit Facility and may have to repay all loans then outstanding under the Credit Facility.

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

FORWARD-LOOKING

This Report contains and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers may contain forward-looking statements concerning, among other things, the Company's future plans and objectives that are or may be deemed to be forward-looking statements. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to, general economic and business conditions, including the regulatory environment applicable to the communications industry; weather and similar conditions; competition; potential technological changes, including the Company's ability to timely develop new products and adapt its existing products to technological changes; potential changes in customer spending and purchasing policies and practices; the level of inventories maintained by the Company's customers; loss or disruption of sales to major customers as a result of, among other things, third party labor disputes and shipping disruptions from countries in which the Company's contract manufacturers produce the Company's products; Company's ability to market its existing, recently developed and new products and retain and win contracts; risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance; dependence on third parties for products and product components; the Company's ability to maintain its relationship with or reduce its dependence upon its principal contract manufacturer which is an affiliate of a customer; the Company's ability to attract and retain technologically qualified personnel; the Company's ability to fulfill its growth strategies; the Company's ability to maintain the listing of its Common Stock on the Nasdaq National Market; the availability of financing on satisfactory terms; and other factors discussed elsewhere in this Report and in other Company reports hereafter filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, including changes in U.S. dollar interest rates. The interest payable under the Company's Credit Facility is principally between 250 and 275 basis points above the London Interbank Offered Rate ("LIBOR") and, therefore, affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to the consolidated operating results of the Company.

The Company requires foreign sales to be paid in for in U.S. currency and all payments to foreign suppliers are also made in U.S. currency. The Company does not purchase future contracts, options or other instruments to hedge against changes in relative values of currencies, nor does the Company use derivatives.


                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on December 5, 2001, the Company's stockholders:

(a) Elected the following to serve as Class I directors of the Company until the Company's Annual Meeting of Stockholders to be held in the year 2004 and until their respective successors are elected and qualified by the following votes:

                                      For                         Withheld

           C. Bruce Barksdale        9,663,457                    290,566
           R. Dave Garwood           9,665,770                    288,253
           Joseph C. Hogan           9,675,662                    278,361

(b) Approved the Amendment to the Company's Restated Certificate of Incorporation to change the name of the Company from "TII Industries, Inc." to "TII Network Technologies, Inc." by the following votes:

               For                   Against               Abstain

               9,864,358              64,570                25,095


(c) Ratified the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the Company's fiscal year ending June 28, 2002 by the following votes:

               For                   Against               Abstain

               9,819,339              95,368                39,316


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TII NETWORK TECHNOLOGIES, INC.


Date: February 11, 2002                     By: /s/ Kenneth A. Paladino
                                            ---------------------------
                                                    Kenneth A. Paladino
                                                    Vice President-Finance,
                                                    Treasurer and Chief
                                                    Financial Officer