Form 10-Q
period 2002-03-29
TII INDUSTRIES INC
filed 2002-05-13
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 29, 2002

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

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 3, 2002 was 11,682,284

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                               March 29,         June 29,
                                                                                 2002              2001
                                                                             -----------        -----------
                                                                             (Unaudited)
                                     ASSETS
Current Assets
   Cash and cash equivalents                                                   $     90          $    233
   Accounts receivable, net                                                       4,043             7,190
   Inventories                                                                   10,427            13,800
   Other                                                                            282               109
                                                                               --------          --------
         Total current assets                                                    14,842            21,332
                                                                               --------          --------

Property, plant and equipment, net                                                7,749             8,398
Other                                                                               922             1,032
                                                                               --------          --------

TOTAL ASSETS                                                                   $ 23,513          $ 30,762
                                                                               ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Current portion of long-term debt                                           $    536          $    252
   Borrowings under revolving credit facility                                        --               721
   Accounts payable and accrued liabilities                                       2,180             6,112
   Accrued re-alignment expenses                                                    214               337
                                                                               --------          --------
         Total current liabilities                                                2,930             7,422
                                                                               --------          --------

Long-term debt                                                                       17               490
                                                                               --------          --------

Series C Convertible Redeemable Preferred Stock, 1,626 shares issued and outstanding at March 29, 2002 and June 29, 2001;
    Liquidation preference of $1,150 per share                                    1,626             1,626
                                                                               --------          --------

Stockholders' Equity
    Preferred Stock, par value $1.00 per share; 1,000,000 shares authorized;
        Series C Convertible Redeemable, 1,626 shares issued and outstanding
        Series D Junior Participating, no shares outstanding                         --                --
    Common Stock, par value $.01 per share; 30,000,000 shares authorized;
        11,699,921 shares issued and 11,682,284 shares outstanding                  117               117
    Additional paid-in capital                                                   37,491            37,491
    Accumulated deficit                                                         (18,387)          (16,103)
                                                                               --------          --------
                                                                                 19,221            21,505
Less - Treasury stock, at cost; 17,637 common shares                               (281)             (281)
                                                                               --------          --------
         Total stockholders' equity                                              18,940            21,224
                                                                               --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 23,513          $ 30,762
                                                                               ========          ========


                 See Notes to Consolidated Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                 Three months ended      Nine months ended
                                                 --------------------   ---------------------
                                                 March 29,  March 30,   March 29,   March 30,
                                                   2002       2001        2002        2001
                                                 --------------------   ---------------------
                                                     (Unaudited)            (Unaudited)
Net sales                                       $  6,988    $  8,228    $ 22,518    $ 29,543
Cost of sales                                      5,309       6,276      17,178      22,761
                                                --------    --------    --------    --------
         Gross profit
                                                   1,679       1,952       5,340       6,782
                                                --------    --------    --------    --------

Operating expenses
  Selling, general and administrative              2,116       2,037       6,189       5,507
  Research and development                           420         775       1,407       2,066
  Realignment of operations charge, net               --       6,100          --       6,100
                                                --------    --------    --------    --------
       Total operating expenses                    2,536       8,912       7,596      13,673
                                                --------    --------    --------    --------
       Operating loss                               (857)     (6,960)     (2,256)     (6,891)

Interest expense                                     (15)        (19)        (55)        (70)
Interest income                                        1          30           2         132
Other income                                          23          12          25          12
                                                --------    --------    --------    --------
Net loss                                        $   (848)   $ (6,937)   $ (2,284)   $ (6,817)
                                                ========    ========    ========    ========

Net loss per common share:

    Basic and diluted                           $  (0.07)   $  (0.59)   $  (0.20)   $  (0.58)
                                                ========    ========    ========    ========
Weighted average common shares
outstanding:
    Basic and diluted                             11,682      11,682      11,682      11,682


                 See Notes to Consolidated Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)


                                                         Additional
                                         Common            paid-in       Accumulated        Treasury
                                         stock             capital         deficit            stock              Total
                                         --------        ----------      -----------        --------             ------
BALANCE, June 29, 2001                   $    117         $ 37,491         $(16,103)         $   (281)        $ 21, 224

Net loss for the nine months
 ended March 29, 2002                          --               --           (2,284)               --            (2,284)
                                         --------         --------         --------          --------          --------
BALANCE, March 29, 2002                  $    117         $ 37,491         $(18,387)         $   (281)         $ 18,940
                                         ========         ========         ========          ========          ========



                 See Notes to Consolidated Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                       For the nine months ended

                                                                        March 29,       March 30,
                                                                          2002            2001
                                                                      -----------      ----------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                              $  (2,284)       $  (6,817)

Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
      Depreciation and amortization                                       1,012            1,333
      Provision for inventory                                                --              198
      Re-alignment of operations charge, net                                 --            6,100
      Changes in operating assets and liabilities:
         Accounts receivable                                              3,147            1,390
         Inventories                                                      3,373           (4,774)
         Other assets                                                      (151)             189
         Accounts payable and accrued liabilities                        (4,055)             393
                                                                      ---------        ---------

               Net cash provided by (used in) operating activities        1,042           (1,988)
                                                                      ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures, net of proceeds from dispositions              (275)          (1,271)
                                                                      ---------        ---------
               Net cash used in investing activities                       (275)          (1,271)
                                                                      ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                                --                4
      Payments of debt and obligations under
          capital leases                                                   (756)
                                                                                            (189)
      Net repayments of borrowings under revolving credit facility         (721)              --
                                                                      ---------        ---------

               Net cash used in financing activities                       (910)            (752)
                                                                      ---------        ---------


Net decrease in cash and cash equivalents                                  (143)          (4,011)

Cash and cash equivalents, at beginning of period                           233            4,446
                                                                      ---------        ---------

Cash and cash equivalents, at end of period                           $      90        $     435
                                                                      =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH TRANSACTIONS:
  Cash paid during the period for interest                            $      64        $      20
                                                                      =========        =========


                 See Notes to Consolidated Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS: The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2001. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

Certain reclassifications have been made to amounts reported in the prior year to conform to the fiscal 2002 presentation format.

NOTE 2 - COMPREHENSIVE INCOME: For the nine-months ended March 29, 2002 and March 30, 2001, comprehensive loss equaled net loss.

NOTE 3 - FISCAL YEAR: The Company reports on a 52-53 week fiscal year ending on the last Friday in June, with fiscal quarters ending on the last Friday of each calendar quarter. The Company's fiscal year ending June 28, 2002 will contain 52 weeks. Fiscal 2001 also had 52 weeks.

NOTE 4 - NET LOSS PER COMMON SHARE: Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is computed using the weighted average number of shares outstanding adjusted for dilutive incremental shares attributed to outstanding stock warrants and options to purchase common stock and preferred stock convertible into common stock, when the inclusion of these potentially dilutive securities are dilutive.

The following table sets forth the computation of basic and diluted earnings per share:


                                                                For the three months    For the nine months
                                                                       ended                   ended
                                                                --------------------    -------------------
                                                                Mar. 29,   Mar. 30,     Mar. 29,   Mar. 30,
                                                                  2002       2001         2002        2001
                                                              ----------   --------     --------   --------
                                                                                          (in thousands)
Numerator for diluted calculation:

Net loss                                                       $   (848)   $ (6,937)   $ (2,284)   $ (6,817)
                                                               ========    ========    ========    ========
Denominator:
   Weighted average common shares outstanding                    11,682      11,682      11,682      11,682
   Dilutive effect of stock warrants and options                     --          --          --          --
   Dilutive effect of conversion of Series C Convertible
      Redeemable Preferred Stock                                     --          --          --          --
                                                               --------    --------    --------    --------

Denominator for diluted calculation                              11,682      11,682      11,682      11,682
                                                               ========    ========    ========    ========


Stock warrants and options to purchase approximately 6.1 million shares of common stock and approximately 4.0 million equivalent common shares related to the Series C Convertible Redeemable Preferred Stock were outstanding at March 29, 2002 but not included in the computation of diluted net loss per common share since their inclusion would be antidilutive.

NOTE 5 - INVENTORIES: Inventories consisted of the following major classifications:

                                               March 29,       June 29,
                                                 2002            2001
                                               --------        --------
                                                    (in thousands)

Raw materials and subassemblies                $  3,760        $  3,967
Work in process                                   2,170           2,649
Finished goods                                    5,137           7,824
                                               --------        --------
                                                 11,067          14,440
Less:  allowance for obsolescence                  (640)           (640)
                                               --------        --------
                                               $ 10,427        $ 13,800
                                               ========        ========

NOTE 6 - OPERATIONS RE-ALIGNMENT: In the third quarter of fiscal 2001, as part of management's continuing strategy to improve profit margins by finding more cost-effective alternative ways of producing its products, and also as a result of the successes under a fiscal 1999 re-alignment plan, management committed to a plan to further re-align its operations. A key element of this 2001 plan was the expansion of the Company's outsourcing strategy with contract manufacturers to produce a substantial portion of the remaining components and subassemblies that the Company was still manufacturing. Included in this plan, were workforce and production facility reductions, the write-down of certain inventories and manufacturing machinery, equipment and leasehold improvements related to manufacturing activities conducted in Puerto Rico that were outsourced or products that were eliminated, and other cost saving measures. Accordingly, during the third quarter of fiscal 2001, the Company recorded a net re-alignment of operations charge of approximately $6.1 million, including an inventory write-down of approximately $2.7 million (net of a reversal of a remaining allowance of $96,000 from a fiscal 1999 re-alignment charge). The corresponding cash activity for the nine months ended March 29, 2002 and the remaining allowance balances which are reflected in "Accrued re-alignment expenses" in the accompanying consolidated balance sheets, are as follows:

                                           Employee         Excess
                                         Termination     Manufacturing
                                           Benefits          Space            Total
                                         -----------     -------------     -----------
Balance, June 29, 2001                  $   76,000       $    261,000      $   337,000
Cash payments during fiscal 2002           (76,000)           (47,400)        (123,400)
                                        ------------     -------------     -----------
Balance, March 29, 2002                 $       --       $    213,600      $   213,600
                                        =============    =============     ===========


NOTE 7 - INCOME TAXES: The Company's policy is to provide for income taxes based on reported income, adjusted for differences that are not expected to enter into the computation of taxes under applicable tax laws. The Company has certain exemptions available until January 2009 for Puerto Rico income tax and Puerto Rico property tax purposes and the Company also has Puerto Rico net operating loss carryforwards available through fiscal 2007.

In addition, the Company, in its US subsidiaries, has net operating loss carryforwards that expire periodically through 2021, and general business tax credit carryforwards that expire periodically through 2012. Temporary differences between income tax and financial reporting assets and liabilities (primarily inventory valuation allowances, property and equipment and accrued employee benefits) and net operating loss carryforwards give rise to deferred tax assets for which a full valuation allowance has been provided due to the uncertainty of realizing any benefit in the future.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the foregoing consolidated financial statements and notes thereto.

BUSINESS

TII Network Technologies, Inc. ("Company" or "TII") designs, produces and markets lightning and overvoltage surge protection systems and products, network interface devices ("NIDs") and station electronic products for use in the communications industry. The Company has been a leading supplier of overvoltage surge protectors to U.S. telephone operating companies ("Telcos"), including Regional Bell Operating Companies ("RBOCs"), for over 30 years.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

TII's consolidated financial statements have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments. The Company believes that the issues associated with determining the carrying value of the Company's inventories is the most critical area where management's judgments and estimates affect the Company's reported results.

Inventories are required to be stated at the lower of cost or market. In establishing the appropriate inventory reserves management needs to assess the ultimate recoverability of the inventory considering such issues as technological advancements in products as required by the Company's customers, changes within the marketplace and general economic conditions. While the Company believes its estimates are reasonable, misinterpretation of these conditions could result in inventory losses in excess of the provision as of the balance sheet date.

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 2002 were $6.99 million compared to $8.23 million for the comparable prior year period, a decrease of approximately $1.24 million or 15.1 percent. Net sales for the first nine months of fiscal 2002 were $22.52 million compared to $29.54 million for the similar prior year period, a decrease of approximately $7.03 million or 23.8 percent. The decreases were primarily due to the continuing telecommunications industry-wide slowdown, cutbacks by telecommunications' service providers in their construction and maintenance budgets, actions taken by the service providers to reduce inventory levels and a reduction in the number of telephone access lines per subscriber being deployed. Revenues in the third quarter of fiscal 2002 improved by $.56 million over the second quarter and are expected to continue to improve during the fourth quarter and into fiscal 2003. The rate of improvement will be dependent on the overall improvement in the telecommunications industry and the effect of competition from wireless communications on traditional "copper" lines.

Gross profit for the third quarter of fiscal 2002 was $1.68 million compared to $1.95 million for the comparable prior year period, a decrease of approximately $.27 million or 14.0 percent, while gross profit margins were 24.0 percent and
23.7 percent of net sales for the third quarters of fiscal 2002 and 2001, respectively. Gross profit for the first nine months of fiscal 2002 was $5.34 million compared to $6.78 million for the same prior year period, a decrease of approximately $1.44 million or 21.3 percent, while gross profit margins for the nine months of fiscal 2002 and 2001 were 23.7 percent and 23.0 percent of net sales, respectively. The lower gross profit for the fiscal 2002 third quarter and nine month period was primarily due to the lower comparable sales level. The improved gross profit margin for the fiscal 2002 periods, despite lower sales, was due to the success of the Company's operations re-alignments, outsourcing strategy and an increased level of sales of technologically advanced, higher margin products.

Selling, general and administrative expenses for the third quarter of fiscal 2002 were $2.12 million compared to $2.04 million for the comparable prior year period, an increase of approximately $79,000 or 3.9 percent. For the nine months ended March 29, 2002 and March 30, 2001, these expenses were $6.19 million and $5.51 million, respectively, an increase over the comparable fiscal 2001 period of approximately $.68 million or 12.4 percent. The increases were principally due to increased marketing expenses related to the introduction and promotion of the Company's Digital Closet product line.

Research and development expenses for the third quarter of fiscal 2002 were $.42 million compared to $.78 million for the comparable prior year period, a decrease of approximately $.36 million or 45.8 percent. For the nine months ended March 29, 2002, research and development expenses decreased by $.66 million or 31.9 percent to $1.41 million from $2.07 million for the nine months ended March 30, 2001. While the Company continues to invest in new product development, it has been able to reduce its direct outlays through the use of collaborative engineering efforts with its contract manufacturers.

Interest expense for the third quarter and first nine months of fiscal 2002 decreased by $4,000 to $15,000 from $19,000 and decreased by $15,000 to $55,000 from $70,000, respectively. The declines were due to decreased average borrowings, and lower interest rates throughout the 2002 period under the Company's credit facility.

Interest income for the third quarter and first nine months of fiscal 2002 decreased by $29,000 to $1,000 from $30,000 and decreased by $130,000 to $2,000 from $132,000, respectively. The declines were due to reduced average cash and cash equivalents balances.

The net loss for the third quarter and first nine months of fiscal 2002 was $.848 million and $2.28 million, respectively, compared to a net loss in the comparable prior fiscal 2001 periods of $6.94 million and $6.82 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents balance was $90,000 at March 29, 2002 compared to $233,000 at the end of fiscal 2001, a reduction of approximately $143,000, while working capital was approximately $11.9 million at March 29, 2002 compared to $13.9 million at the end of fiscal 2001, a reduction of approximately $2.0 million.

During the first nine months of fiscal 2002, $1.04 million of cash was provided by operations due to a reduction in receivables of $3.15 million and inventories of $3.37 million, offset, in large part, by the Company's loss (net of depreciation and amortization) of $1.27 million and decreases in accounts payable and accrued liabilities of $4.06 million.

Investing activities used $275,000 in the first nine months of fiscal 2002 for capital expenditures, compared to $1.27 million in the comparable fiscal 2001 period, the reduction reflecting the effects of the Company's outsourcing of product production pursuant to its operations re-alignment. Financing activities used $910,000 for debt repayments.

To address the growing demands and complexities of communications' networks in the home, the Company developed the Digital Closet, which integrates several of the Company's and other manufacturers' products and technologies into a multi-service residential gateway for the home. The Digital Closet is to be distributed through national retail outlets, independent installers and directly to the consumer. Although the Company has received several industry awards for the Digital Closet, sales of the Digital Closet through March 29, 2002 have not been significant.

Additionally, the Company is currently working on bringing to market a new residential gateway product to be manufactured and distributed by the Company through its traditional telcom product distribution channels. This new product, which is being jointly developed by telecommunications partners of the Company, is expected to be introduced during the first half of fiscal 2003.

Because the costs and risks of bringing both products to production and market and the potentially substantial costs associated with the further development of distribution channels for the Digital Closet (which does not use the Company's traditional product distribution channels), the Company is reevaluating its strategy regarding Digital Closet, including the possibility of joint venturing or seeking other partners for the Digital Closet.

Although the Company has no current commitments for capital expenditures, it expects to purchase new equipment and incur leasehold improvements in the normal course of business, subject to the maximum amount permitted under its revolving credit facility discussed below.

Each of the Company and the holders of the 1,626 outstanding shares of the Company's Series C Preferred Stock have the right to require conversion of the Preferred Stock into Company common stock. Additionally, the holders of the Preferred Stock could require the Company to redeem all or a portion of the Preferred Stock at a price that presently would equal $1,150 per share (an aggregate of $1,869,900) under certain circumstances including, among other things, if the Company fails to maintain its listing on the Nasdaq National Market (NASDAQ), or obtain listing of its common stock on the American Stock Exchange even though the Company's common stock is traded on another market. The Company is not in compliance with the NASDAQ's minimum market price listing maintenance and minimum market value of publicly held shares requirements. NASDAQ has notified the Company that it has until May 15, 2002 and July 16, 2002, respectively, to regain compliance with these requirements in order for its common stock to remain quoted on the Nasdaq National Market. It is the Company's intention that, unless not required to because it timely regains compliance with these requirements, it will cause its common stock to be transferred to the

Nasdaq Smallcap Market, in which event its common stock can remain quoted on that market provided it regains compliance with these requirements by August 13, 2002.

The Company has a credit facility ("Credit Facility"), consisting of a $6.0 million revolving credit facility and a term loan. The revolving credit facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85 percent of the eligible accounts receivable and 50 percent of the eligible inventory, subject to certain reserves. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is April 30, 2003, while the term loan is to be repaid through March 31, 2003, subject to mandatory repayments from asset disposition proceeds and insurance proceeds in certain circumstances. As of March 29, 2002, $535,000 was outstanding under the term loan and no amount was outstanding under the revolving credit facility. As of March 29, 2002, the Company is in compliance with the covenants and terms of the Credit Facility. The Credit Facility requires the Company to maintain a minimum tangible net worth, which includes the value of outstanding Series C Redeemable Preferred Stock, of at least $19.5 million. As of March 29, 2002 the Company had approximately $20.0 million of tangible net worth, as defined in this covenant. If losses continue or the Company is required to redeem all or a portion of the Company's Series C Preferred Stock, the Company may cease to be in compliance with this tangible net worth covenant. In that event, if the Company is unable to obtain a waiver or amendment of the covenant, the Company may be unable to borrow under the Credit Facility and may have to repay all loans then outstanding under the Credit Facility.

Funds anticipated to be generated from operations, together with available cash and borrowings under the Credit Facility, are considered to be adequate to finance the Company's operational and capital needs for the foreseeable future. However, if the slowdown in the telecommunications industry continues for an extended period of time, the Company will most likely need to seek additional capital to support its operations.

FORWARD-LOOKING

This Report contains and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers may contain forward-looking statements concerning, among other things, the Company's future plans and objectives that are or may be deemed to be forward-looking statements. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to, general economic and business conditions, including the regulatory environment applicable to the communications industry; weather and similar conditions; competition; potential technological changes, including the Company's ability to timely develop new products and adapt its existing products to technological changes; potential changes in customer spending and purchasing policies and practices; the level of inventories maintained by the Company's customers; loss or disruption of sales to major customers as a result of, among other things, third party labor disputes and shipping disruptions from countries in which the Company's contract manufacturers produce the Company's products; the Company's ability to market its existing, recently developed and new products and retain and win contracts; risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance; dependence on third parties for products and product components; the Company's ability to maintain its relationship with or reduce its dependence upon its principal contract manufacturer which is an affiliate of a customer; the Company's ability to attract and retain technologically qualified personnel; the Company's ability to fulfill its growth strategies; the Company's ability to maintain the listing of its common stock on the Nasdaq National Market; the availability of financing on satisfactory terms; and other factors discussed elsewhere in this Report and in other Company reports hereafter filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, including changes in interest rates. The interest payable under the Company's credit facility is principally between 250 and 275 basis points above the London Interbank Offered Rate ("LIBOR") and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to the consolidated operating results of the Company.

The Company requires foreign sales to be paid in U.S. currency and all payments to foreign suppliers are also made in U.S. currency. The Company does not purchase future contracts, options or other instruments to hedge against changes in relative values of currencies, nor does the Company use derivatives.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:   None

(b)  Reports on Form 8-K:

During the quarter for which this Report is filed, the Company filed a Report on Form 8-K dated (date of earliest event reported) February 15, 2002 reporting under Item 5 - Other Events. Subsequent to the end of the quarter, the Company filed a Report on Form 8-K dated (date of earliest event reported) April 9, 2002 was filed reporting under Item 4 - Changes in Registrant's Certifying Accountant and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits. No financial statements were filed with either Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TII NETWORK TECHNOLOGIES, INC.


Date: May 13, 2002                     By: /s/ Kenneth A. Paladino
                                           -----------------------
                                           Kenneth A. Paladino
                                           Vice President-Finance, Treasurer and
                                           Chief Financial Officer