Form 10-Q/A
period 2002-03-29
TII NETWORK TECHNOLOGIES INC
filed 2002-05-17
CIK 277928

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
                                         ========         ========         ========          ========          ========



                 See Notes to Consolidated Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                       For the nine months ended

                                                                        March 29,       March 30,
                                                                          2002            2001
                                                                      -----------      ----------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                              $  (2,284)       $  (6,817)

Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
      Depreciation and amortization                                       1,012            1,333
      Provision for inventory                                                --              198
      Re-alignment of operations charge, net                                 --            6,100
      Changes in operating assets and liabilities:
         Accounts receivable                                              3,147            1,390
         Inventories                                                      3,373           (4,774)
         Other assets                                                      (151)             189
         Accounts payable and accrued liabilities                        (4,055)             393
                                                                      ---------        ---------

               Net cash provided by (used in) operating activities        1,042           (1,988)
                                                                      ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures, net of proceeds from dispositions              (275)          (1,271)
                                                                      ---------        ---------
               Net cash used in investing activities                       (275)          (1,271)
                                                                      ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                                --                4
      Payments of debt and obligations under
          capital leases                                                   (189)            (756)
      Net repayments of borrowings under revolving credit facility         (721)              --
                                                                      ---------        ---------

               Net cash used in financing activities                       (910)            (752)
                                                                      ---------        ---------


Net decrease in cash and cash equivalents                                  (143)          (4,011)

Cash and cash equivalents, at beginning of period                           233            4,446
                                                                      ---------        ---------

Cash and cash equivalents, at end of period                           $      90        $     435
                                                                      =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH TRANSACTIONS:
  Cash paid during the period for interest                            $      64        $      20
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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TII NETWORK TECHNOLOGIES, INC.


Date: May 16, 2002                     By: /s/ Kenneth A. Paladino
                                           -----------------------
                                           Kenneth A. Paladino
                                           Vice President-Finance, Treasurer and
                                           Chief Financial Officer