Form 10-K
period 2002-06-28
TII NETWORK TECHNOLOGIES INC
filed 2002-09-27
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 28, 2002

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


                   1385 Akron Street, Copiague, New York 11726
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (631) 789-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock. $.01 par value
          Series D Junior Participating Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the registrant outstanding as of September 9, 2002 held by non-affiliates of the registrant was approximately $3.1 million. While such market value excludes the market value of shares that may be deemed beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

     The number of shares of the Common Stock of the registrant outstanding as of September 9, 2002 was 11,682,284.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                           FORWARD-LOOKING STATEMENTS

In order to keep the Company's stockholders and investors informed of the Company's future plans, this Report contains and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers contain, forward-looking statements concerning, among other things, the Company's future plans and objectives that are or may be deemed to be "forward-looking statements." The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders and potential investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to, general economic and business conditions, including the regulatory environment applicable to the communications industry; weather and similar conditions; competition (see "Business - Competition"); potential technological changes, including the Company's ability to timely develop new products and adapt its existing products to technological changes (see "Business - Products" and "Business - Research and Development"); potential changes in customer spending and purchasing policies and practices; the level of inventories maintained by the Company's customers; loss or disruption of sales to major customers as a result of, among other things, third party labor disputes, political unrest in or shipping disruptions from countries in which the Company's contract manufacturers produce the Company's products; the Company's ability to market existing and new products (see "Business- General" and "Business - Marketing and Sales"); its ability to retain and win contracts; risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance (see "Business - General"); dependence on third parties for products and product components (see "Business - Raw Materials" and "Business - Manufacturing"); the Company's ability to maintain its relationship with or reduce its dependence upon one of its principal contract manufacturers which is an affiliate of a customer (see "Business - General"), the Company's ability to attract and retain technologically qualified personnel (see "Business - Employees"); the Company's ability to fulfill its growth strategies (see "Business - Research and Development"); the Company's ability to maintain the listing of its Common Sock on the Nasdaq SmallCap market (see "Market For Registrant's Common Equity and Related Stockholder Matters"); the availability of financing on satisfactory terms (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"); and other factors discussed elsewhere in this Report and in other Company reports hereafter filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     TII Network Technologies, Inc., formerly named TII Industries, Inc. ("Company" or "TII"), designs, produces and markets lightning and surge protection products, network interface devices ("NIDs") and station electronic and other products. The Company sells these products to United States telephone operating companies ("Telcos"), including the Regional Bell Operating Companies ("RBOCs") and Independent Operating Companies (together, incumbent local exchange carriers or "ILECs") and competitive local exchange carriers ("CLECs"). The Company also sells to original equipment manufacturers ("OEMs") and multi-system operators ("MSOs") of communications services. The Company believes that its products offer superior, cost-effective performance features and characteristics, including high reliability, long life cycles, ease of installation and optimum protection against adverse environmental conditions. This has resulted in TII becoming a leading supplier of overvoltage surge protectors to the ILECs for use at their subscriber locations.

     Overvoltage surge protection is mandated in the United States by the National Electrical Code ("NEC") to be installed on subscriber telephone lines to prevent injury to users and damage to their equipment due to surges caused by lightning and other hazardous overvoltages. The NEC is published by the National Fire Protection Agency and typically is adopted by states and local municipalities. While similar requirements exist in most other developed countries, a significant portion of the world's communications networks remains unprotected from the effects of overvoltage surges. The 1999 edition of the NEC requires overvoltage surge protection to be included on network powered coax lines, a technology that brings telephony and broadband services to homes and businesses. The Company's patented broadband In-Line(R) coax protector product line was designed to address this market. The Company also markets a line of NIDs tailored to various customer specifications. NIDs house the FCC mandated demarcation point between Telco-owned and subscriber-owned property. NIDs typically also enclose overvoltage surge protectors and various station electronic products that, among other things, allow a Telco to remotely test the integrity of its lines, thereby minimizing costly maintenance dispatches.

     To address the growing demands and complexities of communications' networks in the home, the Company is currently bringing to market a multi-service residential gateway through its traditional Telco distribution channels. This new system, which is being jointly developed and marketed with a technology partner of the Company, is expected to be introduced during the first half of fiscal 2003.

     As Telcos expand and upgrade their networks with new technologies to provide users with the expanded bandwidth necessary for high-speed transmission of data over traditional Telco lines, TII has developed several station protection and electronic products for use on Telcos digital subscriber lines ("DSL"). DSL is superimposed over the existing telephone lines allowing high-speed data to be transmitted over a telephone line.

RESTRUCTURING AND OTHER CHARGES

     The continuing telecommunications industry-wide slowdown and resulting cutbacks by the service providers in their construction and maintenance budgets, actions taken by the service providers to reduce inventory levels, and a reduction in the number of telephone access lines per subscriber being deployed have had a negative impact on the sales of the Company's traditional products over the last several years. Accordingly, during this period the Company has been restructuring and downsizing its operations to reduce its cost structure to enable it to operate profitably at lower sales levels and position itself for profitable growth with the recovery of the market for its products. Despite previous industry predictions of a turnaround, this slowdown continued through the end of fiscal 2002. As a result, in the fourth quarter of fiscal 2002 the Company took additional actions to reduce costs and improve operating efficiencies.

     Included in these actions was the further downsizing of the Company's Puerto Rico operations with the objective of creating a quick-response, low-cost assembly and specialty gas tube manufacturing operation and the further expansion of the Company's outsourcing strategy. This action, combined with the consolidation of certain functional departments and management responsibilities into the Company's New York headquarters, resulted in additional workforce reductions and the reevaluation of the Company's property, plant and equipment requirements, whereby the Company retained only those assets consistent with this strategy. Management also reevaluated its home networking strategy and made the decision to discontinue the Digital Closet Product line, which, despite receiving several industry awards, did not achieve expected results. Further, as a result of the continuing telecommunications industry-wide slowdown, the Company also reevaluated its inventories. As a result, the Company recorded charges in the fourth quarter of fiscal 2002 of $4.1 million that consisted of $1.9 million for the write-down of inventories determined to be excess or obsolete, $1.7 million for the impairment of long-lived assets and $0.5 million for severance and other costs.

PRODUCTS

     LIGHTNING AND OVERVOLTAGE SURGE PROTECTION PRODUCTS. The Company designs, produces and markets overvoltage surge protection products principally for the Telco industry. The Company's surge protection products are primarily for use on the subscribers' home or business telephone lines. Surge protectors: (i) protect the subscribers and their equipment; (ii) reduce the subscribers' loss of service; (iii) reduce the communications providers' loss of revenue due to subscriber outages; and (iv) reduce the communications providers' costs to replace or repair damaged equipment. Overvoltage surge protectors differ in power capacity, application, configuration and price to meet varying needs.

     In the United States, the NEC mandates overvoltage surge protectors to be installed on all subscribers' telephone lines.

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

     Modular Station Protectors: One of the Company's most advanced overvoltage surge protectors, marketed under the trademark Totel Failsafe(R) ("TFS"), combines the Company's three electrode gas tube with a thermally operated failsafe mechanism. The three-electrode gas tube is designed to protect equipment from hazardous overvoltage surges and the failsafe mechanism is designed to insure that, under sustained overvoltage conditions, the protector will become permanently grounded. In certain of its modular protectors the Company combines the TFS protection element with a sealing gel making this protector impervious to severe moisture or environmental contamination while providing advanced overvoltage surge protection. The Company has developed several overvoltage protectors for high-speed broadband applications.

     Broadband Coaxial Protectors: The 1999 revision to the NEC requires overvoltage surge protection on all network powered subscriber coax lines, a cable technology that brings telephony and broadband services to homes and businesses. As an integral part of the Company's broadband product line, the Company has developed and patented a high-performance, 75-ohm Broadband Coax Protector to safeguard coaxial cable lines. While providing overvoltage surge protection, the Company's In-Line(R) Broadband Coax Protectors are virtually transparent to the network, permitting high-bandwidth signals to be transmitted without adversely affecting the signal.

     Capitalizing on the Company's patent for In-Line(R) Coaxial Cable Surge Protectors, the Company has also developed a 50-ohm Base Station Protector product line which protects wireless service providers' cell sites from the damaging effects of lightning and other surges.

     Solid State and Hybrid Modular Station Protectors: Using solid-state components, the Company has developed solid-state overvoltage surge protectors. While solid-state overvoltage surge protectors are faster than gas tube overvoltage surge protectors at reacting to surges, a feature that some customers believe important in protecting certain of their sensitive equipment, they have lower energy handling capability and higher capacitance than gas tubes. When an overvoltage surge exceeds the energy handling capacity of the solid-state protector, it fails, causing the telephone or other connected equipment to cease operating. High capacitance on a communication line adversely affects high-bandwidth transmission, distorting the signal. As a result, most Telcos use high-energy handling, low capacitance gas tube protectors at the subscriber location. In the Telco's switching center, where lower energy handling and higher capacitance is not a major concern, solid-state protectors are used more frequently. As communications equipment becomes more complex, a protector's reaction speed to a surge may be perceived to be more critical than its energy handling capabilities. In response, the Company has also combined solid-state protectors with the Company's gas tubes in hybrid overvoltage surge protectors. While generally more expensive and complex than gas tube surge protectors, the hybrid surge protector can provide the speed of a solid-state protector with the energy handling capability of a gas tube. (See "Business - Competition.")

     AC Powerline Protectors: TII's powerline surge protectors utilize the Company's surge protection technology and are principally used by Telcos at their central office ("CO") locations. These devices protect the connected communication equipment against damage or destruction caused when overvoltage surges enter equipment through the powerline. These products have superior surge handling characteristics compared to the standard strip surge protectors that plug into a homeowner's AC outlet.

     AC Powerline/Dataline Protectors: The Company has recently developed and is marketing a powerline/dataline Lightning and Power Surge Shield(TM). This protector combines the Company's powerline protection technology with the Company's proprietary protection for the telephone, DSL, Ethernet and universal serial bus (USB) and coax lines. The powerline/dataline protector is intended for the residential market and is initially planned to be sold through the Company's traditional Telco distribution channels.

     Lightning and overvoltage surge protection products, sold separately from NIDs, accounted for approximately 31%, 56% and 59% of the Company's net sales during the Company's fiscal years 2002, 2001 and 2000, respectively.

     NETWORK INTERFACE DEVICES. The Company designs, produces and markets various NIDs, which house the FCC mandated demarcation point between Telco-owned and subscriber-owned property. The Company's NIDs typically also enclose its overvoltage surge protectors and various station electronic products that, among other things, allow Telcos to remotely test the integrity of their lines minimizing costly maintenance dispatches.

     To address the demand for voice, high-speed data and interactive video services, Telcos and MSOs are expanding and upgrading their networks to accommodate the higher bandwidth necessary to transmit these services. In response, and with future technology in mind, TII has developed a line of broadband NIDs designed to enclose the technology of choice needed to accommodate higher bandwidth signals, whether traditional twisted pair lines, high-bandwidth coaxial cable or fiber optic lines. The Company's broadband NID product line is modular in design and thus facilitates expansion to accommodate additional subscriber access lines. For use in various markets, the NID product line currently consists of enclosures that accommodate from one to twenty-five access lines. The Company's broadband NIDs can also accommodate TII's patented coaxial overvoltage surge protector.

     NID sales represented approximately 61%, 39% and 32% of the Company's net sales during fiscal 2002, 2001 and 2000, respectively.

     STATION ELECTRONIC AND OTHER PRODUCTS. The Company designs, produces and markets station electronic products that are typically installed within a NID. One of the Company's station electronic products allows a Telco to remotely test the integrity of its lines, minimizing costly maintenance dispatches.

     Additionally, as Telcos expand and upgrade their networks with new technologies to provide users with the expanded bandwidth necessary for high-speed transmission of data over traditional Telco lines, TII has developed several DSL station electronic products for this market, including DSL filters and splitters.

     HOME NETWORKING SYSTEMS. To address the growing demands and complexities of communications' networks in the home, the Company developed the Digital Closet that integrates several of the Company's and other manufacturers' products and technologies into a multi-service residential gateway for the home.

     The Digital Closet was to be distributed through national retail outlets and independent installers but the Company was not successful in finding the right partners to develop this distribution channel due, in part, to weak economic conditions. Although the Company received several industry awards for the Digital Closet, sales of the Digital Closet did not achieve expected results. As a result, the Company has decided to discontinue the Digital Closet product line.

     The Company is currently working with a technology partner to develop a lower cost residential gateway system for distribution through the Company's traditional Telco distribution channels. It is anticipated that this new system will be introduced during the first half of fiscal 2003.

RESEARCH AND DEVELOPMENT

     New product opportunities continue to arise in the Company's traditional Telco markets as well as in the OEM and MSO markets. The Company has also begun to evaluate the residential, commercial, industrial and international markets. Currently, the Company's research and development ("R&D") and related marketing efforts are focused on several projects including:

     o Refining the design of TII's new line of powerline/dataline protectors that are initially planned to be distributed through the Company's traditional Telco distribution channels.

     o Expanding and enhancing the broadband NID product line to address anticipated future requirements of Telcos.

     o Further developing DSL and coaxial cable overvoltage surge protectors and station electronics for the growing broadband communications markets, including Telcos and MSOs.

     The Company's R&D department currently consists of persons skilled and experienced in various technical disciplines, including physics, electrical and mechanical engineering, with specialization in such fields as electronics, metallurgy and plastics. The Company utilizes advanced computer aided design equipment networked with collaborative partners and directly linked to stereo lithographic modeling capability to accelerate time-to-market.

     The Company's R&D expense was $1.8 million, $2.9 million and $3.1 million during fiscal years 2002, 2001 and 2000, respectively. The decrease in both fiscal years 2002 and 2001 were due to the Company's ability to reduce these expenses through the use of collaborative engineering efforts with its contract manufacturers. (See "Business - Manufacturing")

MARKETING AND SALES

     Prior to selling its products to a customer, the Company must typically undergo a potentially lengthy product qualification process involving approval agencies designated by law, codes and/or customers. Thereafter, the Company continually submits successive generations of products, as well as new products, to its customers for qualification. The Company believes that being a leading supplier of overvoltage surge protectors for over 30 years, its current position as a leading supplier to the Telcos and its strategy for developing products by working closely with its customers provide a strong position from which it can market its current and anticipated new products.

     The Company sells to its customers primarily through its direct sales force, a network of distributors and sales representatives. TII also sells to competitive NID suppliers, who incorporate the Company's overvoltage surge protectors into their products for resale to Telcos.

     The following customers accounted for more than 10% of the Company's consolidated net sales during one or more of the years presented below. The loss of, or the disruption of shipments to, a customer that accounts for greater than 10% of the Company's net sales could have a material adverse effect on the Company's results of operations and financial condition.

                                                       Year Ended
                                        ----------------------------------------
                                          June 28,       June 29,     June 30,
                                            2002           2001         2000
                                        ------------  ------------  ------------
    Verizon Corporation (1)                 57 %           33 %         25 %
    Tyco Electronics Corporation (2)        11 %           26 %         19 %
    Corning Cable Systems LLC (3)            2 %            7 %         12 %
    Telco Sales, Inc.                        6 %            7 %         12 %

    -------------------

     (1) On June 30, 2000, a wholly-owned subsidiary of Bell Atlantic Corporation was merged with and into GTE Corporation resulting in GTE Corporation becoming a wholly-owned subsidiary of Bell Atlantic. The combined company is doing business as Verizon Communications. The Company has made sales to Bell Atlantic and a subsidiary of GTE Corporation. The Company is operating under a supply agreement with Verizon that expires in April 2004 and provides for a possible extension for up to one year from that date.
     (2) Tyco Electronics Corporation (a successor to Raychem Corporation) is an OEM that purchases overvoltage protection products from the Company for inclusion within their products, including NIDs. The Company has received a letter from Tyco, that also owns a company that is a competitor and customer of the Company, alleging that a product of the Company infringes on one or more of Tyco's patents and that Tyco would be willing to license the patents to the Company. The Company has consulted its outside counsel and believes there is no patent infringement.
     (3) Corning Cable Systems LLC (formerly Siecor Corporation) is an OEM that supplies NIDs to Telcos and is required by certain Telcos to purchase TII's overvoltage surge protectors for inclusion within their NIDs.

     Purchases of the Company's products are generally based on individual customer purchase orders for delivery from inventory or within up to thirty days under general supply contracts. The Company, therefore, has no material firm backlog of orders.

     The Company's international sales were approximately $1.3 million in fiscal 2002 (4% of sales), $1.9 million in fiscal 2001 (5% of sales) and $1.2 million in fiscal 2000 (2% of net sales). International sales have been made primarily to countries in the Caribbean, South and Central America, Canada, the Pacific Rim and Europe. The Company requires foreign sales to be paid for in U.S. currency. International sales are affected by such factors as NAFTA requirements exchange rates, changes in protective tariffs and foreign government import controls. The Company believes international markets continue to offer additional opportunities for its products and continues to seek methods to increase these sales.

MANUFACTURING

     While the Company maintains a quick-response, low-cost assembly and specialty gas tube manufacturing operation at its facility in Puerto Rico, with the re-alignment of the Company's operations, significantly all the high volume production has been outsourced and is now being produced by contract manufacturers within the Pacific Rim, principally Malaysia and China, utilizing, in most cases, the Company's equipment and processes. The Company maintains all final quality assurance approval for all products prior to shipment.

     The Company's contract manufacturers' facilities are listed by UL and are ISO 9000 registered. The Company continually evaluates its current and potential contract manufacturers to assure the highest quality product, best delivery and most competitive pricing.

     One of  the  Company's  contract  manufacturers  is a  subsidiary  of  Tyco
Electronics Corporation that also owns a company that is a competitor and customer of the Company. A second contract manufacturer produces a significant portion of the Company's proprietary gas tubes. This company also sells its own gas tubes to competitors of the Company. There are strict non-disclosure agreements with each of these contract manufacturers and through fiscal 2002, the Company's relationship with each of these manufacturers has had a positive impact on the Company's business.

RAW MATERIALS

     The primary components of the Company's products are stamped, drawn and formed parts made out of a variety of commonly available metals, ceramics and plastics. The manufacture of the Company's overvoltage surge protectors and station electronic products use commonly available components, printed circuit boards and standard electrical components, such as resistors, diodes and capacitors. While the Company has no orders with suppliers of the components utilized in the manufacture of its products with delivery scheduled later than a year, the Company believes that the raw materials used will continue to be available in sufficient supply at competitive prices. The Company depends on its contract manufacturers to produce the majority of its products for sale to customers. These manufacturers are responsible for the purchase of raw materials, which must meet the Company's specifications.

COMPETITION

     The Company faces significant competition across all of its product lines. Its principal competitors within the Telco market are Corning Cable Systems LLC and Tyco Electronics Corporation, which are customers of the Company, and Bourns Inc. (see "Business - Marketing and Sales").

     The Company's gas tube overvoltage surge protectors not only compete with other companies' gas tube overvoltage surge protectors, but also with solid-state overvoltage surge protectors. While solid-state surge protectors react faster to surges, gas tube overvoltage surge protectors have generally remained the overvoltage surge protection technology of choice at the subscribers location by virtually all Telcos because of the gas tube's ability to repeatedly withstand significantly higher energy surges than solid-state surge protectors. This enables gas tubes to survive longer in the field than solid-state surge protectors, reducing loss of service and costs in dispatching a maintenance vehicle to replace the failed surge protector. Further, solid state protectors have significantly higher capacitance than gas tube protectors. Higher capacitance adversely affects transmission on a high bandwidth communication line by distorting the signal. Solid state overvoltage surge protectors are used principally in Telcos' central office switching centers where speed is perceived to be more critical than energy handling capabilities and in regions where there is a low incidence of lightning. The Company believes that, for the foreseeable future, both gas tube and solid state protectors will continue to be used as overvoltage surge protectors within the Telco market. Solid state and gas tube protectors are produced from different raw materials, manufacturing processes and equipment.

     The Company's reputation among its customers is one of providing swift responses to their needs with creative and effective solutions using products compliant with, and in most cases superior in performance to, the demanding specifications of customers. This approach, combined with the Company's history of continually improving technology, improved operations and effective collaborations, allows the Company to bring product solutions to its customers faster, more effectively and more competitively priced.

     Principal competitive factors within the Company's Telco markets include price, technology, product features, service, quality, reliability and bringing new products to market on time. Most of the Company's competitors have substantially greater financial, sales, manufacturing and product development resources than the Company. The Company believes that its sales, marketing and research and development departments, its high quality products, its contract manufacturers low cost production capabilities and their engineering resources combined with the Company's overvoltage surge protection technology, enable it to maintain its competitive position.

PATENTS AND TRADEMARKS

     The Company owns or has applied for a number of patents relating to certain of its products or components thereof and owns a number of registered trademarks which are considered to be of value principally in identifying the Company and its products. The Company also has a number of patents covering various of its products. TII, In-Line(R), Totel Failsafe(R) and Angle Driver(R) are among the registered trademarks of the Company. While the Company considers its patents and trademarks to be important, especially in the early stages of product marketing, it believes that, because of technological advances in its industry, its success depends primarily upon its sales, engineering and manufacturing skills and the effective collaborations which have accelerated time-to-market of improved and new products. To maintain its industry position, the Company relies primarily on technical leadership, trade secrets, its proprietary technology and its contract manufacturers low cost production capabilities and their engineering resources.

GOVERNMENT REGULATION

     The Telco industry is subject to regulation in the United States and in other countries. In the United States, the FCC and various state public service or utility commissions regulate most of the Telcos and other communications access providers who use the Company's products. While such regulations do not typically apply directly to the Company, the effects of such regulations, which are under continuous review and subject to change, could adversely affect the Company's customers and, therefore, the Company.

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

CERTAIN TAX ATTRIBUTES

     Prior to July 1, 2000, the Company had elected the application of Section 936 of the U.S. Internal Revenue Code of 1986, as amended ("Code"). Under that section, the Company was entitled to a federal tax credit in an amount equal to the lesser of the United States federal tax attributable to its taxable income arising from the active conduct of its business within Puerto Rico or the economic activity based credit limitation (on a non-consolidated basis), provided that in its current and two preceding tax years at least 80% of its gross income and at least 75% of its gross income from the active conduct of a trade or business were from Puerto Rico sources. Principally as a result of the Company's restructurings, the potential for benefits under Section 936 for the Company was substantially reduced. Accordingly, in order to optimize the Company's tax structure, during fiscal 2001 the Company ended its election under
Section 936 of the Code. (See Note 4 of Notes to Consolidated Financial Statements for information relating to the Company's Net Operating Loss Carryforwards.)

EMPLOYEES

     On September 6, 2002, the Company had approximately 102 full-time employees, of whom 56 were employed at the Company's Puerto Rico facility. The Company has not experienced any work stoppage as a result of labor difficulties and believes it has satisfactory employee relations. The Company is not a party to any collective bargaining agreements.

ITEM 2.  PROPERTIES

     The Company occupies a single story building and a portion of another building, consisting of an aggregate of approximately 14,000 square feet in Copiague, New York under leases, which expire in July 2003. These facilities house the Company's principal research and development activities, marketing, administrative and executive offices.

     The Company also leases a 20,000 square foot facility in Toa Alta, Puerto Rico, which is approximately 20 miles southwest of San Juan, under an agreement that expires in April 2006. This facility contains certain of the Company's assembly and manufacturing, warehousing, research and development, and quality assurance resources.

     The Company believes that its facilities and equipment are well maintained and adequate to meet its current requirements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the Nasdaq SmallCap Market under the symbol "TIII". The Company's stock currently trades below $1.00 and as such, is not in compliance with that market's minimum bid price requirement. The Company has until mid-February 2003 to re-gain compliance before it faces the potential de-listing of its stock from that market. The following table sets forth, for each quarter during fiscal 2002 and 2001, the high and low sales prices of the Company's common stock on that market:

   Fiscal 2002                                             High          Low
                                                        ----------    ----------
        First Quarter Ended September 28, 2001          $ 1.11        $  .51
        Second Quarter Ended December 28, 2001             .90           .40
        Third Quarter Ended March 29, 2002                 .85           .38
        Fourth Quarter Ended June 28, 2002                 .54           .35

   Fiscal 2001                                             High          Low
                                                        ----------    ----------
        First Quarter Ended September 29, 2000          $ 3.00        $ 1.63
        Second Quarter Ended December 29, 2000            2.00           .94
        Third Quarter Ended March 30, 2001                1.91          1.00
        Fourth Quarter Ended June 29, 2001                1.50           .93

   As of September 9, 2002, the Company had approximately 407 holders of record of its common stock.

     To date, the Company has paid no cash dividends. For the foreseeable future, the Company intends to retain all earnings generated from operations for use in the Company's business. Additionally, the Company's borrowing arrangements prohibit the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following Selected Financial Data has been derived from the Company's consolidated financial statements for the five years ended June 28, 2002 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the related notes thereto, included elsewhere in this Report:

                             SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

                                               June 28,          June 29,         June 30,         June 25,        June 26,
                                                2002(a)          2001(a)            2000            1999             1998
                                             --------------    -------------    -------------   --------------   -------------
    Statements of Operations Data(b)
    ----------------------------------------
    Net sales                                 $   29,801        $   39,323       $   49,635      $   49,284       $  50,548
    Operating loss                            $   (6,865)       $   (7,589)      $     (743)     $   (9,211)      $  (4,542)
    Net loss attributable
       to common stockholders                 $   (6,541)       $   (7,540)      $   (1,018)     $   (6,402)      $  (5,142)
    Basic and diluted net loss attributable
      to common stockholders, per share       $    (0.56)       $    (0.65)      $    (0.11)     $    (0.79)      $   (0.68)

    Balance Sheet Data
    ----------------------------------------
    Working capital                           $    8,224        $   13,910       $   19,123      $   16,488       $  15,994
    Total assets                              $   18,528        $   30,762       $   37,316      $   41,230       $  47,564
    Debt                                      $      489        $    1,463       $    1,567      $    3,077       $   5,729
    Redeemable preferred stock                $        -        $    1,626       $    1,626      $    2,850       $   4,738
    Stockholders' equity                      $   14,779        $   21,224       $   28,761      $   24,893       $  28,973

------------------------

     (a) See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of several factors that affected the Company's results of operations in fiscal 2002 and 2001.
     (b)  No cash dividends were declared in any of the reported periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

BUSINESS

     TII Network Technologies, Inc., formerly named TII Industries, Inc. ("Company" or "TII"), designs, produces and markets lightning and surge protection products, network interface devices ("NIDs") and station electronic and other products. The Company has been a leading supplier of overvoltage surge protectors to U.S. telephone operating companies ("Telcos") for over 30 years.

RESTRUCTURING AND OTHER CHARGES

     The continuing telecommunications industry-wide slowdown and resulting cutbacks by the service providers in their construction and maintenance budgets, actions taken by the service providers to reduce inventory levels, and a reduction in the number of telephone access lines per subscriber being deployed have had a negative impact on the sales of the Company's traditional products over the last several years. Accordingly, during this period the Company has been restructuring and downsizing its operations to reduce its cost structure to enable it to operate profitably at lower sales levels and position itself for profitable growth with the recovery of the market for its products. Despite previous industry predictions of a turnaround, this slowdown continued through the end of fiscal 2002. As a result, in the fourth quarter of fiscal 2002, the Company took additional actions to reduce costs and improve operating efficiencies.

     Included in these actions was the further downsizing of the Company's Puerto Rico operations with the objective of creating a quick-response, low-cost assembly and specialty gas tube manufacturing operation and the further expansion of the Company's outsourcing strategy. This action, combined with the consolidation of certain functional departments and management responsibilities into the Company's New York headquarters, resulted in additional workforce reductions and the reevaluation of the Company's property, plant and equipment requirements, whereby the Company retained only those assets consistent with this strategy. Management also reevaluated its home networking strategy and made the decision to discontinue the Digital Closet Product line, which, despite receiving several industry awards, did not achieve expected results. Further, as a result of the continuing telecommunications industry-wide slowdown, the Company also reevaluated its inventories. As a result, the Company recorded charges in the fourth quarter of fiscal 2002 of $4.1 million that consisted of $1.9 million for the write-down of inventories determined to be excess or obsolete, $1.7 million for the impairment of long-lived assets and $0.5 million for severance and other costs.

     In the third quarter of fiscal 2001, as part of management's continuing strategy to improve profit margins by finding more cost-effective alternative ways of producing its products, and also as a result of the successes under a fiscal 1999 re-alignment plan, management committed to a plan to further re-align its operations. A key element of the 2001 plan was the expansion of the Company's outsourcing strategy with contract manufacturers to produce a substantial portion of the remaining components and subassemblies that the Company was still manufacturing. Included in this plan, were workforce and production facility reductions, the write-down of certain inventories and manufacturing machinery, equipment and leasehold improvements related to manufacturing activities conducted in Puerto Rico that were outsourced or were used for products that were eliminated, and other cost saving measures. Accordingly, during the third quarter of fiscal 2001, the Company recorded a net re-alignment of operations charge of approximately $6.1 million, including an inventory write-down of approximately $2.7 million (net of a reversal of a remaining allowance of $96,000 from a fiscal 1999 re-alignment charge), $2.9 million for the write-down of net fixed assets, a charge of $300,000 for employee termination benefits for a workforce reduction of 70 employees and $300,000 for a lease commitment for excess manufacturing space. (See Note 2 of Notes to Consolidated Financial Statements.)

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

     TII's consolidated financial statements have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments. The Company believes that the issues associated with determining the carrying value of the Company's inventories and the carrying value of its long-lived assets are the most critical areas where management's judgments and estimates affect the Company's reported results.

     Inventories are required to be stated at the lower of cost or market. In establishing appropriate inventory reserves management assesses the ultimate recoverability of the inventory considering such issues as technological advancements in products as required by the Company's customers, changes within the marketplace and general economic conditions. While the Company believes its estimates are reasonable, misinterpretation of prevailing conditions could result in actual results varying from reported results that are based on the Company's estimates, assumptions and judgments as of the balance sheet date.

     The Company reviews long-lived assets, such as fixed assets to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows undiscounted and without interest is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds its fair value.

FISCAL YEARS ENDED JUNE 28, 2002, JUNE 29, 2001 AND JUNE 30, 2000

     Net sales for fiscal 2002 decreased $9.5 million or 24.2% to $29.8 million from $39.3 million in fiscal 2001. The decrease was primarily due to the continuing telecommunications industry-wide slowdown, cutbacks by telecommunications service providers in their construction and maintenance budgets, actions taken by the service providers to reduce inventory levels and a reduction in the number of telephone access lines per subscriber being deployed. Net sales for fiscal 2001 decreased $10.3 million or 20.8% to $39.3 million from $49.6 million in fiscal 2000. The decrease was principally due to the telecommunications industry-wide slowdown and actions taken by customers to reduce inventory levels. Also contributing to the lower revenue level in fiscal 2001 was the loss of sales as a result of the divestiture of the Company's metal stamping business in fiscal 2000. Additionally, the Company experienced reduced orders early in fiscal 2001 from a significant customer as a result of technical problems the customer had with its product that was unrelated to the Company's components and which has since been resolved.

     Gross profit in fiscal 2002 was $5.3 million, or 17.8% of sales ($7.2 million, or 24.2% of sales, excluding a $1.9 million inventory write-down for excess and obsolete inventory), compared to $6.5 million, or 16.5% of sales ($9.2 million, or 23.3% of sales, excluding the $2.7 million inventory write-down as a result of the operations re-alignment in fiscal 2001). The improved gross profit margins, are principally due to the success of the Company's continuing cost reduction efforts, including the 2001 operations re-alignment, its outsourcing strategy and an increased level of sales of technologically advanced, higher margin products. Gross profit in fiscal 2001 was $9.2 million, or 23.3% of sales, excluding the $2.7 million inventory write-down as a result of the operations re-alignment, compared to $9.5 million, or 19.1% of sales, in fiscal 2000. The improved gross profit margin, excluding the inventory write-down, is principally due to the success of the Company's fiscal 1999 operations re-alignment and the introduction of technically advanced, higher margin versions of certain mature products.

     Selling, general and administrative expenses in fiscal 2002 increased $906,000, or 11.6%, to $8.7 million, from $7.8 million in fiscal 2001. Selling, general and administrative expenses for fiscal 2001 increased $706,000, or 10.0%, to $7.8 million from $7.1 million in fiscal 2000. The increase in both years was principally due to increased marketing expenses related to the introduction and marketing of the Company's Digital Closet product line, which was discontinued in the fourth quarter of fiscal 2002, and, in fiscal 2002, $500,000 of severance and other charges.

     Research and development expenses for fiscal 2002 decreased by $1.1 million, or 38.9%, to $1.8 million from $2.9 million in fiscal 2001. Research and development expenses for fiscal 2001 decreased by $254,000, or 8.1%, to $2.9 million from $3.1 million in fiscal 2000. The decreases in both fiscal years 2002 and 2001 were due to the Company's ability to reduce these expenses through the use of collaborative engineering efforts with its contract manufacturers.

     The Company recorded a charge of $1.7 million in the fourth quarter of fiscal 2002 for the impairment of long-lived assets it no longer used. See "Restructuring and Other Charges," above, for information concerning this charge and the charge for fiscal 2001 operations re-alignment costs, net of reversals.

     Interest expense in fiscal 2002 decreased $30,000 to $70,000 due to decreased borrowings under the Company's credit facilities and lower prevailing interest rates. Interest expense in fiscal 2001 decreased

$114,000 to $100,000 due to decreased borrowings under the Company's credit facilities and a reduction in interest rates.

     Interest income in fiscal 2002 decreased $139,000 to $8,000 from $147,000 in fiscal 2001 and by $57,000 to $147,000 from $204,000 in fiscal 2000. The decline in both years was due primarily to lower comparable average cash and marketable securities balances held by the Company during the respective fiscal years.

     In the fourth quarter of fiscal 2000, the holder of the Company's $750,000 unsecured subordinated note converted that note into 428,571 shares of Common Stock at a reduced conversion price. This transaction resulted in a charge of approximately $332,000 that was recorded in other income (expense).

INCOME TAXES

     Due to the Company's pre-tax losses, there was no tax provision for the three years ended June 28, 2002. Prior to July 1, 2000, the Company had elected the application of Section 936 of the U.S. Internal Revenue Code of 1986, as amended ("Code"). Under that section, the Company was entitled to a federal tax credit in an amount equal to the lesser of the United States federal tax attributable to its taxable income arising from the active conduct of its business within Puerto Rico or the economic activity based credit limitation (on a non-consolidated basis), provided that in its current and two preceding tax years at least 80% of its gross income and at least 75% of its gross income from the active conduct of a trade or business were from Puerto Rico sources.
Principally as a result of the Company's restructurings, the potential for benefits under Section 936 for the Company was substantially reduced. Accordingly, in order to optimize the Company's tax structure, during fiscal 2001 the Company ended its election under Section 936 of the Code. (See Note 4 of Notes to Consolidated Financial Statements for information relating to the Company's net operating loss carryforwards.)

IMPACT OF INFLATION

     The Company does not believe its business is affected by inflation to a greater extent than the general economy. The Company monitors the impact of inflation and attempts to adjust prices where market conditions permit. Inflation has not had a significant effect on the Company's operations during any of the reported periods.

LIQUIDITY AND CAPITAL RESOURCES

     FISCAL 2002 COMPARED TO FISCAL 2001
     -----------------------------------

     The Company's cash and cash equivalents balance increased to $868,000 at the end of fiscal 2002 from $233,000 at the end of fiscal 2001. The increase resulted from net cash flows from operations of $2.9 million partially offset by cash outflows from investing activities of $136,000 and financing activities of $2.2 million. Working capital decreased to $8.2 million at the end of fiscal 2002 from $13.9 million at the end of fiscal 2001. This decrease was due primarily to a reduction in accounts receivable of $3.7 million and inventories of $6.4 million offset, in part, by an increase in cash of $635,000, a reduction in short-term borrowings of $721,000 and a reduction of $3.1 million in accounts payable and accrued liabilities.

     During fiscal 2002, the Company generated $2.9 million of net cash from operating activities, compared to net cash used in operating activities in fiscal 2001 and 2000 of $2.1 million and $5.4 million, respectively. The cash generated from operating activities in fiscal 2002 was produced from cash provided by changes in operating assets and liabilities ($4.8 million) exceeding the Company's net cash loss ($1.9 million). The cash produced by changes in operating assets and liabilities resulted from a decrease of $3.7 million in accounts receivable from the prior year balance to $3.5 million due to improved collections and lower sales and inventory decreases of $4.5 million primarily due to the fulfillment of sales orders with existing inventory and improved inventory management practices, partially offset by a decrease in accounts payable and accrued expenses due to the lower sales volume and cost reduction efforts implemented during the year. The Company used cash to fund a net loss from operations of $1.8 million, excluding non-cash charges of $1.9 million for inventory losses, $1.7 million for the impairment of long-lived assets, and $1.4 million for depreciation and amortization.

     Net cash used in investing activities was $136,000 in fiscal 2002 compared to $2.0 million and $591,000 of net cash used in fiscal 2001. The comparative reduction in net cash used for investing activities during fiscal 2002 was principally the result of the purchases of capital equipment in fiscal 2001 for new gas tube manufacturing lines at the outsourcing facilities.

     Net cash used in financing activities was $2.2 million in fiscal 2002 compared to $102,000 in fiscal 2001. The net cash used in financing activities in fiscal 2002 resulted from the repurchase of the Company's Series C Convertible Redeemable Preferred Stock with a face value of $1.6 million for cash of $1.2 million and the issuance of a warrant, the repayment of borrowings under the Company's revolving credit facility of $721,000 and payments of long-term debt and capital leases of $253,000.

     FISCAL 2001 COMPARED TO FISCAL 2000
     -----------------------------------

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

     Operations used $2.1 million of cash during fiscal 2001, $3.9 million was used to fund a net increase in inventories, resulting primarily from the industry-wide slowdown in capital spending and the actions taken to reduce inventory levels by telecommunications service providers. This increase was partially offset by, among other items, an increase in accounts payable and accrued liabilities of $952,000. Additionally, the Company incurred a net loss of $7.5 million that was offset by non-cash charges including $6.1 million for the operations re-alignment charge, which includes a write-down of inventories of $2.7 million, and $1.7 million for depreciation and amortization

     During fiscal 2001, investing activities used cash of $2.0 million for capital expenditures and financing activities used cash of $105,000 to repay debt and obligations under capital leases partially offset by $3,000 received from the exercise of stock options.

     CAPITAL RESOURCES
     -----------------

     The Company has a credit facility ("Credit Facility") that consists of a $6.0 million revolving credit facility and a term loan. The revolving credit facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of the eligible accounts receivable and 50% of the eligible inventory, subject to certain reserves. As a result of this limitation, the maximum borrowings available to the Company was $5.0 million as of June 28, 2002. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans was April 30, 2003, while the term loan is to be repaid in equal installments through March 31, 2003 with a final payment of $175,000, subject to mandatory repayments from asset disposition proceeds. As of June 28, 2002, $455,000 was outstanding under the term loan. Due to the repurchase of preferred stock and the loss incurred in the fourth quarter, the Company was not in compliance with its tangible net worth covenant at June 28, 2002. On September 24, 2002 the lender amended the loan agreement so that the Company was in compliance with the revised covenant and also agreed to an extension of the credit facility until September, 2003.

     Funds anticipated to be generated from operations, together with available cash and borrowings under the Credit Facility, are considered to be adequate to finance the Company's current operational and capital needs. If the slowdown in the telecommunications industry continues or worsens for an extended period of time, or if the Company cannot extend or secure a new Credit Facility under similar terms, the Company may need to seek additional capital to support its operations.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table sets forth a schedule of payments required under the Company's contractual obligations and includes the maximum potential payments that may be required under the Company's other commercial commitments:

                                                                                    Due by Period
                                                            --------------------------------------------------------------
Contractual Obligations                         Total           Less
                                                                Than                                       After
                                                               1 Year       1 - 3 years     4 - 5 years    5 years

Term loan                                    $   455,000     $   455,000   $         -      $         -     $         -
Capital lease obligations                         13,000           3,000        10,000                -               -
Operating leases                                 468,000         226,000       242,000                -               -
Other long-term obligations                       21,000          18,000         3,000                -               -
                                            ------------------------------------------------------------------------------
Total contractual cash obligations           $   957,000     $   702,000   $   255,000      $         -     $         -
                                            ==============================================================================

         The Company has no commitments for capital expenditures, but expects to purchase new equipment and incur leasehold improvements in the normal course of business, subject to the maximum amount permitted under its revolving credit facility.

OFF-BALANCE SHEET FINANCING

     Except for the operating leases, the Company has no off-balance sheet contractual arrangements.

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     The Company entered into an agreement with David Garwood, a member of the Board of Directors, to provide strategic planning consulting services from April 1, 2002 to March 31, 2003 at $10,000 per quarter.

     Since fiscal year 1982, the Company has leased equipment from PRC Leasing, Inc., a corporation owned by Alfred J. Roach, the Chairman of the Board of Directors of the Company. This lease was amended on June 5, 2002 to reduce the annual rental to $50,000 per annum. The rental paid prior to the amendment was $139,000 per annum.

     The Company leases two houses near the Company's Copiague, New York facility from Timothy J. Roach, President and Chief Executive Officer of the Company, at an aggregate annual rental of $31,000. The Company also bears insurance and maintenance costs which approximate $10,000 per year. The houses are used by Alfred J. Roach and other executives, directors and employees when visiting the Company's New York facility.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 may not be amortized. Amortization of existing goodwill will cease upon implementation of SFAS No.
142. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company does not have any recorded goodwill or other intangible assets associated with business combinations. Therefore, the implementation of SFAS No. 142, which is effective at the beginning of fiscal 2003 for the Company, is not expected to have a material impact on the Company's consolidated statement of operations or consolidated balance sheet.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. These new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." This Statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Statement also requires expected future operating losses from discontinued operations to be recorded in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is required to adopt SFAS No. 144 effective at the beginning of fiscal 2003. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's consolidated financial statements.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. SFAS No. 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 requires that exit or disposal costs be recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a liability and the related expense under SFAS No. 146. SFAS No.146 grandfathers the accounting for liabilities that were previously recorded under EITF Issue 94-3. Therefore, the accounting for the costs associated with the Company's exit and disposal activities during the three years ended June 28, 2002 will be unaffected upon adoption of SFAS No. 146.

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

     The Company requires foreign sales to be paid for in U.S. currency and is billed by its contract manufacturers in U.S. Currency.

     Historically, the Company has not purchased or entered into interest rate swaps or future, forward, option or other instruments designed to hedge against changes in interest rates, the price of materials it purchases or the value of foreign currencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                    REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
TII Network Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of TII Network Technologies, Inc. and Subsidiary as of June 28, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended June 28, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated balance sheet of TII Network Technologies, Inc. and Subsidiary as of June 29, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows and financial statement schedules for each of the two years in the period ended June 29, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedules in their report dated September 26, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of TII Network Technologies, Inc. and Subsidiary as of June 28, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.


                                                 KPMG LLP


Melville, New York
September 12, 2002, except for note 3,
which is as of September 24, 2002

     THE FOLLOWING IS A COPY OF THE LATEST SIGNED AND DATED ACCOUNTANT'S REPORT ISSUED BY ARTHUR ANDERSEN LLP COVERING, AMONG OTHER THINGS, THE COMPANY'S FINANCIAL STATEMENTS FOR THE YEAR ENDED JUNE 29, 2001 AND EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 29, 2001. ARTHUR ANDERSEN LLP HAS NOT REISSUED THAT ACCOUNTANT'S REPORT. THE COMPANY'S NAME AT THE TIME OF THAT ACCOUNTANT'S REPORT WAS TII INDUSTRIES, INC.


To TII Industries, Inc.:

We have audited the accompanying consolidated balance sheets of TII Industries, Inc. and subsidiaries as of June 29, 2001 and June 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  TII NETWORK TECHNOLOGIES INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                June 28,         June 29,
                                                                                                  2002            2001
                                                                                             --------------   ------------
                                           ASSETS
Current Assets:
     Cash and cash equivalents                                                                $         868   $       233
     Accounts receivable, net                                                                         3,518         7,190
     Inventories                                                                                      7,362        13,800
     Other current assets                                                                               212           109
                                                                                              -------------   -----------
           Total current assets                                                                      11,960        21,332
                                                                                              -------------   -----------

Property, plant and equipment, net                                                                    5,846         8,398

Other assets                                                                                            722         1,032
                                                                                              -------------   -----------

Total Assets                                                                                  $      18,528   $    30,762
                                                                                              =============   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                                                        $         476   $       252
     Borrowings under revolving credit facility                                                           -           721
     Accounts payable and accrued liabilities                                                         3,062         6,112
     Accrued re-alignment expenses                                                                      198           337
                                                                                              -------------   -----------
           Total current liabilities                                                                  3,736         7,422
                                                                                              -------------   -----------

Long-term debt                                                                                           13           490
                                                                                              -------------   -----------

Series C convertible redeemable preferred stock, none and 1,626 shares outstanding at June 28, 2002 and June 29, 2001, respectively; liquidation
       preference of $1,150 per share                                                                     -         1,626
                                                                                              -------------   -----------
Commitments and contingencies

Stockholders' Equity:
     Preferred stock, par value $1.00 per share;  1,000,000  shares  authorized;
         Series C, none and 1,626 shares  outstanding  at June 28, 2002 and June
         29, 2001, respectively, and Series  D Junior Participating, no shares
         outstanding                                                                                      -             -
     Common stock, par value $.01 per share; 30,000,000 shares authorized;
         11,699,921 shares issued and 11,682,284 shares outstanding                                     117           117
       Additional paid-in capital                                                                    37,867        37,491
       Accumulated deficit                                                                          (22,924)      (16,103)
                                                                                              -------------   -----------
                                                                                                     15,060        21,505
        Less: treasury stock, at cost; 17,637 common shares                                            (281)         (281)
                                                                                              -------------   -----------
           Total stockholders' equity                                                                14,779        21,224
                                                                                              -------------   -----------

Total Liabilities and Stockholders' Equity                                                    $      18,528   $    30,762
                                                                                              =============   ===========

                 See notes to consolidated financial statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                         Fiscal Year Ended
                                                                   -----------------------------------------------------------
                                                                        June 28,             June 29,              June 30,
                                                                         2002                 2001                  2000
                                                                   -----------------    -----------------    -----------------

Net sales                                                          $        29,801       $       39,323      $       49,635
Cost of sales (includes inventory write-downs of $1,915 and
    $2,700 in fiscal 2002 and 2001, respectively)                           24,493               32,845              40,166
                                                                   -----------------    -----------------    -----------------

         Gross profit                                                        5,308                6,478                9,469
                                                                   -----------------    -----------------    -----------------
Operating expenses:
     Selling, general and administrative                                     8,702                7,796                7,087
     Research and development                                                1,755                2,871                3,125
     Impairment of long-lived assets                                         1,716                    -                    -
     Operations re-alignment cost, net of reversals                              -                3,400                    -
                                                                   -----------------    -----------------    -----------------
           Total operating expenses                                         12,173               14,067               10,212
                                                                   -----------------    -----------------    -----------------

           Operating loss                                                   (6,865)              (7,589)                (743)

Interest expense                                                               (70)                (100)                (214)
Interest income                                                                  8                  147                  204
Other income (expense)                                                         106                    2                 (265)
                                                                   -----------------    -----------------    -----------------

Net loss                                                           $        (6,821)     $        (7,540)     $        (1,018)

Excess of carrying value over consideration to repurchase
    preferred stock                                                            280                    -                    -
                                                                   -----------------    -----------------    -----------------

Net loss attributable to common stockholders                       $        (6,541)     $        (7,540)     $        (1,018)
                                                                   =================    =================    =================

Basic and diluted net loss attributable to
    common stockholders per share                                  $         (0.56)     $         (0.65)     $         (0.11)
                                                                   =================    =================    =================
Basic and diluted weighted average shares outstanding                       11,682               11,682                9,198
                                                                   =================    =================    =================



                 See notes to consolidated financial statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)



                                                                    Additional                                      Total
                                      Common Stock  Common Stock     Paid-In       Accumulated     Treasury     Stockholders'
                                         Shares        Amount        Capital         Deficit         Stock          Equity
                                      ------------   -----------   -----------    ------------    ------------  ------------
Balance June 25, 1999                    8,832,898   $        89   $    32,630    $    (7,545)    $      (281)  $    24,893

Exercise of stock options                   34,200             -            53              -               -            53
Conversion of Series C
  preferred stock                          584,815             6         1,218              -               -         1,224
Sale of common stock                     1,800,000            18         2,509              -               -         2,527
Conversion of debt                         428,571             4         1,078              -               -         1,082
Net loss for the year                            -             -             -         (1,018)              -        (1,018)
                                      ------------   -----------   -----------    ------------    ------------  ------------

Balance June 30, 2000                   11,680,484           117        37,488         (8,563)           (281)       28,761

Exercise of stock options                    1,800             -             3              -               -             3
Net loss for the year                            -             -             -         (7,540)              -        (7,540)
                                      ------------   -----------   -----------    ------------    ------------  ------------

Balance June 29, 2001                   11,682,284           117        37,491        (16,103)           (281)       21,224

Repurchase of Series C
  preferred stock                                -             -           376              -               -           376
Net loss for the year                            -             -             -         (6,821)              -        (6,821)
                                      ------------   -----------   -----------    ------------    ------------  ------------

Balance June 28, 2002                   11,682,284   $       117   $    37,867    $   (22,924)    $      (281)  $    14,779
                                      ============   ===========   ===========    ============    ============  ============


                 See notes to consolidated financial statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                             Fiscal Year Ended
                                                                              ----------------------------------------------
                                                                                 June 28,         June 29,        June 30,
                                                                                   2002             2001            2000
                                                                              ------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                      $    (6,821)    $     (7,540)    $     (1,018)

Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
       Depreciation and amortization                                                1,402            1,709           1,659
       Provision for inventory losses                                               1,915            2,898             396
       Induced debt conversion cost                                                     -                -             332
       Operations re-alignment                                                          -            6,100              (3)
       Impairment of long-lived assets                                              1,716                -               -
       Gain on sale of condominium                                                    (79)               -               -
       Changes in operating assets and liabilities:
          Accounts receivable                                                       3,672               56          (1,657)
          Inventories                                                               4,523           (6,828)            (70)
          Other assets                                                               (144)             194              (5)
          Accounts payable and accrued liabilities                                 (3,100)             952          (3,538)
          Accrued re-alignment expenses                                              (139)             135          (1,507)
                                                                              ------------    -------------    -------------
              Net cash provided by (used in) operating activities                   2,945           (2,126)         (5,411)
                                                                              ------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net of proceeds from dispositions                          (266)          (1,985)         (1,138)
    Net proceeds from sale of condominium                                             130                -                -
    Net proceeds from sale of subsidiary's assets                                       -                -             547
                                                                              ------------    -------------    -------------
       Net cash used in investing activities                                         (136)          (1,985)           (591)
                                                                              ------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                             -                3              53
    Repurchase of Series C preferred stock                                         (1,200)               -               -
    Net repayments of borrowings under revolving credit facility                     (721)               -               -
    Repayment of debt and obligations under capital leases                           (253)            (105)           (782)
    Net proceeds from sale of common stock                                              -                -           2,527
                                                                              ------------    -------------    -------------
       Net cash (used in) provided by financing activities                         (2,174)            (102)          1,798
                                                                              ------------    -------------    -------------

Net increase (decrease) in cash and cash equivalents                                  635           (4,213)         (4,204)

Cash and cash equivalents, at beginning of year                                       233            4,446           8,650
                                                                              ------------    -------------    -------------

Cash and cash equivalents, at end of year                                     $       868     $        233     $      4,446
                                                                              ============    =============    =============

Non-cash investing and financing activities:
           Issuance of warrants as partial consideration for repurchase
                    of Series C preferred stock                               $        96     $          -     $          -
                                                                              ============    =============    =============
Cash paid during the year for interest                                        $        71     $         87     $        215
                                                                              ============    =============    =============



                 See notes to consolidated financial statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: TII Network Technologies, Inc. and Subsidiary (the "Company") design, produce and market lightning and surge protection products, network interface devices ("NIDs") and station electronic and other products principally to the Telco industry.

FISCAL YEAR: The Company reports on a 52-53 week fiscal year ending on the last Friday in June. Fiscal 2002 and fiscal 2001 contained 52 weeks, while fiscal 2000 contained 53 weeks.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of TII Network Technologies, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded at cost and depreciated on the straight-line method over the estimated useful life of the related asset (generally between 5 and 10 years). Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

REVENUE RECOGNITION: Sales are recorded as products are shipped and title passes to customers.

OTHER ASSETS: Included in other assets are $279,000 and $482,000 of patent costs deemed recoverable by the Company, which are amortized on a straight-line basis over the lesser of the life of the related product or the patent and the cash surrender value of key-man life insurance of approximately $145,000 and $91,000 at June 28, 2002 and June 29, 2001, respectively.

LONG-LIVED ASSETS: The Company reviews long-lived assets, such as fixed assets to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows undiscounted and without interest is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

The telecommunications industry-wide downturn continued through the end of fiscal 2002, despite previous industry predictions of a turnaround, and as a result, in the fourth quarter of fiscal 2002 the Company took additional actions to reduce costs and improve operating efficiencies. Included in these actions was the further downsizing of the Company's Puerto Rico operations with the objective of creating a quick-response, low-cost assembly and specialty gas tube manufacturing operation and the further expansion of the Company's outsourcing strategy. This action, combined with the consolidation of certain functional departments and management responsibilities into the Company's New York headquarters, resulted in additional workforce reductions and the reevaluation of the Company's property, plant and equipment, whereby the Company retained only those assets consistent with this strategy. Management also reevaluated its home networking strategy and discontinued the Digital Closet product line. As a result, the Company performed a review of the recoverability of its property, plant and equipment and recorded an impairment charge of $1,716,000, primarily for machinery and equipment, molds and computer equipment that will no longer be used.

INCOME TAXES: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A deferred tax asset has not been recorded as of June 28, 2002 and June 29, 2001 due to uncertainty of its recoverability in future periods.

NET EARNINGS (LOSS) PER COMMON SHARE: Basic earnings (loss) per share are computed based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding increased by dilutive common stock options and warrants and the effect of assuming the conversion of outstanding convertible preferred stock, if dilutive. Since the Company incurred losses in all reported periods, all securities convertible into, or exercisable for, the Company's common stock were anti-dilutive. Therefore, diluted loss per share equals basic loss per share. The following table summarizes outstanding securities that were convertible into, or exercisable for, the Company's common stock:

                                          June 28, 2002                 June 29, 2001                  June 30, 2000
                                   ----------------------------  ----------------------------    --------------------------
                                                    Exercise                     Exercise                        Exercise
                                     Quantity         Price        Quantity        Price           Quantity        Price
                                   -------------   ------------  -------------  -------------    ------------  ------------

Stock option plans (a)                3,420,341       $1.79         3,263,241        $1.90         2,757,941       $ 2.08
Investor Option                         100,000        2.50           100,000         2.50           100,000         2.50
Warrants                                      -           -                 -            -           200,000         7.03
Warrants                                      -           -            10,000         6.15            10,000         6.15
Warrants (b)                          2,214,000        2.79         2,214,000         2.79         2,214,000         2.79
Unit Purchase Options (b)               414,000        2.69           414,000         2.69           414,000         2.69
Warrant (c)                             750,000        1.00                 -            -                 -            -
Convertible preferred stock (d)               -           -         1,578,641            -           850,474            -
                                   -------------                 -------------                   ------------
                                      6,898,341                     7,579,882                      6,546,415
                                   =============                 =============                   ============

-----------------------------------
     (a) Weighted average exercise price of outstanding stock options at year-end.
     (b) In June 2000, the Company completed a private placement of 1,800,000 units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock, at $2.79 per share. In connection with this private placement, the Company issued to certain employees of the placement agent 414,000 Unit Purchase Options ("UPO") with an exercise price of $2.69 per UPO. Each UPO consists of one share of common stock and one warrant to purchase one share of common stock at $2.79 per share.
     (c) This warrant was issued in June 2002 as partial consideration to repurchase all outstanding convertible preferred stock.
     (d) All outstanding Series C convertible redeemable preferred stock was repurchased in June 2002. For fiscal 2001 and 2000, assumes conversion of the Series C preferred shares at 95% of the average of the closing bid prices of the Company's common stock during the ten consecutive trading days immediately preceding the applicable fiscal year end.

CASH EQUIVALENTS: All highly liquid investments with an original maturity at the time of purchase of three months or less are considered cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash and cash equivalents, receivables and other current assets, accounts payable, accrued liabilities and accrued realignment expenses approximate fair value because of the short-term nature of these instruments. The carrying amount of the Company's term loan and borrowings under the revolving credit facility approximates fair value because these instruments have a prime or LIBOR based interest rate that is adjusted for market rate fluctuations.

STOCK BASED COMPENSATION: The Company applies the intrinsic value method in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for options granted to employees or directors with an exercise price at least equal to the market value of the underlying common stock at the date of grant.

COMPREHENSIVE LOSS: Other comprehensive loss was immaterial for the two years ended June 29, 2001 and comprehensive loss equaled net loss for the year ended June 28, 2002.

SEGMENT INFORMATION: The Company utilizes the "management" approach prescribed in Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," to assess its segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The Company has evaluated the provisions of SFAS No. 131 and, based on the management approach, has determined that its operating decisions and performance measures are geared towards one segment. The Company however, has disclosed the geographic and major customers' requirements of SFAS No. 131. See Note 7.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 may not be amortized. Amortization of existing goodwill will cease upon implementation of SFAS No. 142. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company does not have any recorded goodwill or other intangible assets associated with business combinations. Therefore, the implementation of SFAS No. 142, which is effective at the beginning of fiscal 2003 for the Company, is not expected to have a material impact on the Company's consolidated statement of operations or consolidated balance sheet.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. These new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." This Statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Statement also requires expected future operating losses from discontinued operations to be recorded in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is required to adopt SFAS No. 144 effective at the beginning of fiscal 2003. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's consolidated financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. SFAS No. 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 requires that exit or disposal costs be recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a liability and the related expense under SFAS No. 146. SFAS No.146 grandfathers the accounting for liabilities that were previously recorded under EITF Issue 94-3. Therefore, the accounting for the costs associated with the Company's exit and disposal activities during the three years ended June 28, 2002 will be unaffected upon adoption of SFAS No. 146.

NOTE 2 - OPERATIONS RE-ALIGNMENT

In the third quarter of fiscal 2001, as part of management's continuing strategy to improve profit margins by finding more cost-effective alternative ways of producing its products, and also as a result of the successes under a fiscal 1999 re-alignment plan, management committed to a plan to further re-align its operations. A key element of the 2001 plan was the expansion of the Company's outsourcing strategy with contract manufacturers to produce a substantial portion of the remaining components and subassemblies that the Company was still manufacturing. Included in this plan, were workforce and production facility reductions, the write-down of certain inventories and manufacturing machinery, equipment and leasehold improvements related to manufacturing activities conducted in Puerto Rico that were outsourced or products that were eliminated, and other cost saving measures. Accordingly, during the third quarter of fiscal 2001, the Company recorded a net re-alignment of operations charge of approximately $6.1 million, including an inventory write-down of approximately $2.7 million (net of a reversal of a remaining allowance of $96,000 from a fiscal 1999 re-alignment charge), $2.9 million for the write-down of net fixed assets, a charge of $300,000 for employee termination benefits for a workforce reduction of 70 employees and $300,000 for a lease commitment for excess manufacturing space. The corresponding cash activity for the fiscal years ended June 29, 2001 and June 28, 2002 and the remaining allowance balances which are reflected in "accrued re-alignment expenses" in the accompanying consolidated balance sheets, are as follows:


                                         Fixed                            Employee              Excess
                                         Asset          Inventory       Termination          Manufacturing
                                      Write-downs      Write-down         Benefits              Space               Total
                                     -------------   --------------   -----------------  --------------------  ----------------
Fiscal 2001 restructuring costs
 and asset write-downs               $ 2,900,000     $  2,700,000     $      300,000     $       300,000       $   6,200,000
Cash payments during fiscal 2001               -                -           (224,000)            (39,000)           (263,000)
Non-cash activity                     (2,900,000)      (2,700,000)                 -                   -          (5,600,000)
                                     -------------   --------------   -----------------  --------------------  ----------------
Balance June 29, 2001                $         -     $          -     $       76,000     $       261,000       $     337,000
Cash payments during fiscal 2002               -                -            (76,000)            (63,000)           (139,000)
                                     -------------   --------------   -----------------  --------------------  ----------------
Balance June 28, 2002                $         -     $          -     $            -     $       198,000       $     198,000
                                     =============   ==============   =================  ====================  ================

As of June 28, 2002 there were accrued severance costs of $283,000 that were principally paid during the first two months of fiscal 2003.

NOTE 3 - LONG-TERM DEBT AND BORROWINGS UNDER REVOLVING CREDIT FACILITY:

         The composition of long-term debt is as follows:

                                                                                          June 28,             June 29,
                                                                                            2002                 2001
                                                                                      ------------------    ----------------
Term loan                                                                               $   455,000           $   683,000
Obligations under capital leases, payable through 2004, bearing interest from
   11.0% to 12.0%, secured by assets with a net book value of $31,000                        13,000                20,000
Installment notes payable through 2004, bearing interest from 8.0% to 9.5%                   21,000                39,000
                                                                                      ------------------    ----------------
                                                                                            489,000               742,000
Current portion                                                                            (476,000)             (252,000)
                                                                                      ------------------    ----------------
                                                                                        $    13,000            $  490,000
                                                                                      ==================    ================

     The Company has a credit facility that consists of a $6.0 million revolving line of credit and a term loan. The revolving line of credit enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain reserves. As a result of such limitations, the maximum borrowings available to the Company was limited to $5.0 million as of June 28, 2002. Subject to extension in certain instances, the scheduled maturity of revolving credit loans is September 30, 2003, while the term loan is to be repaid in equal installments through March 31, 2003 with a final payment of $175,000, subject to mandatory repayments from certain asset disposition proceeds. As of June 28, 2002, $455,000 was outstanding under the term loan. As of June 28, 2002 the Company had no borrowings under the revolving line of credit and at June 29, 2001 there were $721,000 of such borrowings outstanding.

     Outstanding revolving line of credit loans bear interest at a rate per annum based on: (a) a floating rate equal to the greater of the bank's prime rate, or 0.5% per annum in excess of a specified weighted average of rates on overnight Federal funds transactions plus, in either case, 0.25% per annum; (b) to the extent selected by the Company, a fixed rate based upon the bank's LIBOR rate for specified loan periods plus 2.50% per annum; or (c) to the extent selected by the Company, a rate equal to the daily average of a published "one-month" LIBOR rate plus 2.50% per annum. Outstanding term loans bear interest based at the same rates per annum as revolving line of credit loans plus 0.25% per annum (5.25% at June 28, 2002 and 7.25% at June 29, 2001). The
loan agreements also require the payment by the Company of specified fees. The credit facility is secured by a lien and security interest against substantially all of the assets of the Company and its subsidiary, regardless of whether comprising a part of the borrowing base, and a pledge of all the subsidiary's capital stock.

         The loan agreements, as amended, require, among other things, that: (a) the Company maintain a consolidated tangible net worth of at least $14.0 million at June 28, 2002 (with such minimum amount to be increased each fiscal quarter thereafter by an amount equal to 50% of the Company's consolidated net income for the preceding quarter); (b) capital expenditures not to exceed $5.8 million for any fiscal year; and (c) no new operating leases be entered into if, after, giving effect thereto, the aggregate annual rental payments for all leased property (excluding capital leases) would exceed $750,000 in any one fiscal year. The loan agreements also impose limitations on, among other things, dividends on and redemptions (and repurchases) of equity securities and the incurrence of additional indebtedness. Due to the repurchase of Series C Convertible Redeemable preferred stock and the loss incurred in the fourth quarter, the Company was not in compliance with its tangible net worth covenant at June 28, 2002. On September 24, 2002 the lender amended the loan agreement so that the Company was in compliance with the revised covenant and also agreed to an extension of the credit facility until September, 2003.

     Future payments for long-term debt are as follows:

       Fiscal Year                                         Amount
       ----------------------------------------     -----------------
       2003                                         $     476,000
       2004                                                13,000
                                                    -----------------
                                                          489,000
       Less: current portion                             (476,000)
                                                    -----------------
                                                    $      13,000
                                                    =================

     In the fourth quarter of fiscal 2000, the holder of the Company's $750,000 unsecured subordinated note converted that note into 428,571 shares of common stock at a reduced conversion price. This transaction resulted in a charge of approximately $332,000 that was recorded in other income (expense).

NOTE 4 - INCOME TAXES

     The tax effects of temporary differences and net operating loss and credit carryforwards that give rise to the net deferred tax assets are as follows:

                                                                     June 28,
                                                                       2002
                                                                   -------------
Inventory                                                          $  1,829,000
Accounts receivable                                                      35,000
Property, plant and equipment depreciation and impairment charges     4,155,000
Accrued expenses                                                        271,000
Federal net operating loss carryforwards                             10,338,000
Business credit carryforwards                                           574,000
                                                                   -------------
                                                                     17,202,000
Less: valuation allowance                                           (17,202,000)
                                                                   -------------
                                                                   $     -
                                                                   =============

     At June 28, 2002, for U.S. Federal income tax purposes, the Company had net operating loss carryforwards of approximately $29,538,000, which expire from 2008 to 2022. At June 28, 2002, the Company has provided a valuation allowance against all its net deferred tax assets due to the uncertainty of realizing any benefit therefrom in the future.

     Prior to July 1, 2000, the Company had elected the application of Section 936 of the U.S. Internal Revenue Code of 1986, as amended ("Code"). Under that section, the Company was entitled to a federal tax credit in an amount equal to the lesser of the United States federal tax attributable to its taxable income arising from the active conduct of its business within Puerto Rico or the economic activity based credit limitation (on a non-consolidated basis), provided that in its current and two preceding tax years at least 80% of its gross income and at least 75% of its gross income from the active conduct of a trade or business were from Puerto Rico sources. Principally as a result of the Company's restructurings, the potential for benefits under Section 936 for the Company was substantially reduced. Accordingly, in order to optimize the Company's tax structure, during fiscal 2001 the Company ended its election under
Section 936 of the Code.

NOTE 5 - COMMON STOCK, STOCK OPTIONS AND WARRANTS:

     STOCK OPTION PLANS: The Company's 1995 Stock Option Plan and 1998 Stock Option Plan permit each of the Board of Directors and the Compensation Committee of the Board of Directors to grant, until September 2005 and October 2008, respectively, options to employees (including officers and directors who are employees) and consultants covering 1,250,000 and 2,500,000 shares, respectively, of common stock. The Board of Directors or the Compensation Committee determines vesting periods, option terms, which may not exceed 10 years, and exercise prices. At June 28, 2002, options to purchase 1,194,500 and 1,833,841 shares were outstanding under the 1995 Plan and 1998 Plan, respectively. Additionally, 47,000 options are outstanding under the Company's 1986 Stock Option Plan, although no further options may be granted under that plan.

     The 1994 Non-Employee Director Stock Option Plan covers an aggregate of 700,000 shares of common stock (with 345,000 options outstanding as of June 28, 2002) and provides that (i) non-employee directors are granted options to purchase 25,000 shares of common stock upon their initial election to the Board and following each annual meeting of stockholders thereafter; (ii) all options vest in full immediately following their grant; (iii) the term of options granted is ten years; and (iv) the period following termination of service during which a non-employee director may exercise an option is twelve months, except that an option shall automatically terminate upon cessation of service as a non-employee director for cause.

     The exercise price of all options granted under all the plans has equaled at least the market value of the common stock on the dates of grants.

     Certain information relating to the employee stock option plans and the director plan for the years ended June 28, 2002, June 29, 2001 and June 30, 2000 follows:

                                                                         Fiscal Year Ended
                                     -------------------------------------------------------------------------------------------
                                           June 28, 2002                   June 29, 2001                   June 30, 2000
                                     ---------------------------     ---------------------------    ----------------------------
                                                      Weighted                        Weighted                        Weighted
                                                      Average                         Average                         Average
                                      Number of       Exercise        Number of       Exercise       Number of        Exercise
                                        Shares         Price            Shares         Price           Shares          Price
                                     ------------    -----------     ------------    -----------    -------------   ------------
Outstanding at beginning of year      3,263,241          $1.90        2,757,941          $2.08       2,474,501          $2.18
Granted                                 280,000           0.63          759,000           1.39         534,000           1.60
Exercised                                     -           -              (1,800)          1.56         (34,200)          1.56
Canceled or expired                    (122,900)          1.97         (251,900)          2.43        (216,360)          2.10
                                     ------------    -----------     ------------    -----------    -------------   ------------
Outstanding at end of year            3,420,341          $1.79        3,263,241          $1.90       2,757,941          $2.08
                                     ============    ===========     ============    ===========    =============   ============

Options exercisable at end of
   period                             2,062,358                         859,900                        773,369
Shares available for future grant
   at end of period                   1,018,459                       1,177,959                        196,059

     The following is additional information relating to options outstanding as of June 28, 2002:

                                                       Weighted            Weighted                            Weighted
                                                        Average            Average            Number            Average
          Exercise                   Number            Exercise           Remaining          of Shares         Exercise
        Price Range                of Shares             Price           Life (Years)       Exercisable         Price
-----------------------------    ---------------     --------------     ---------------    --------------    --------------
        $0.41 - $1.50                  912,500            $0.97               7.9               451,000            $0.98
         1.51 -  2.00                1,475,500             1.64               6.0               906,653             1.63
         2.01 -  2.50                  905,341             2.31               6.1               577,705             2.31
         2.51 -  8.25                  127,000             5.70               3.0               127,000             5.70
                                 ---------------     --------------     ---------------    --------------    --------------
                                    3,420,341            $1.10               6.3             2,062,358            $1.73
                                 ===============     ==============     ===============    ==============    ==============

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated in the table below.

                                                                              Fiscal Year Ended
                                                     ---------------------------------------------------------------------
                                                        June 28, 2002           June 29, 2001           June 30, 2001
                                                     --------------------     -------------------    ---------------------
Net loss:
  As reported                                          $     (6,821,000)      $     (7,540,000)           $ (1,018,000)
  Pro Forma                                            $     (7,662,000)      $     (8,619,000)           $ (2,105,000)
Diluted loss per share:
  As reported                                          $          (0.56)      $          (0.65)           $      (0.11)
  Pro Forma                                            $          (0.63)      $          (0.74)           $      (0.23)

     The weighted average fair value of options granted were determined based on the Black-Scholes option-pricing model, utilizing the following assumptions:

                                                                    June 28,             June 29,              June 30,
                                                                      2002                  2001                 2000
                                                                 ----------------    ------------------    -----------------
Expected term                                                        5 years             5 Years               5 Years
Interest rate                                                        3.1%                5.4%                  6.0%
Volatility                                                           88.1%               65.1%                 62.3%
Dividends                                                            0%                  0%                    0%
Weighted average fair value of options granted                       $0.44               $0.83                 $0.93

     OTHER OPTIONS AND WARRANTS OUTSTANDING: As of June 28, 2002, the Company had outstanding an option exercisable into 100,000 shares of common stock at $2.50 per share that expires in July 2003.

     In June 2000, the Company completed a private placement of 1,800,000 units at $1.75 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock, for net proceeds of $2,527,000. Each warrant entitles its holder to purchase, until December 8, 2004, one share of common stock at an exercise price of $2.79. In connection with this private placement, the Company issued to certain employees of the placement agent 414,000 Unit Purchase Options (UPO). Each UPO can be exercised at an exercise price of $2.69 per UPO until December 8, 2004. Each UPO consists of one share of common stock and one warrant to purchase one share of common stock at $2.79. Both the warrants and UPOs are subject to possible adjustment of the number of shares issuable upon their exercise and their exercise prices if certain events occur.

     In June 2002, the Company issued a warrant to purchase 750,000 shares of common stock (see Note 6.)

NOTE 6 - PREFERRED STOCK

     The Company is authorized to issue up to 1,000,000 shares of Preferred Stock in series, with each series having such powers, rights, preferences, qualifications and restrictions as determined by the Board of Directors.

     SERIES C CONVERTIBLE PREFERRED STOCK: In January 1998, the Company completed a private placement of 5,000 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") and warrants to purchase an aggregate of 200,000 shares of its common stock at an exercise price of $7.03 per share, all of which warrants expired unexercised on January 25, 2001, for an aggregate purchase price of $5.0 million. The Series C Preferred Stock bore no dividends, were convertible into shares of the Company's common stock at a conversion price equal to the lower of $5.58 per share or 95% of the average of the closing bid prices of the Company's common stock during the ten consecutive trading days immediately preceding the conversion date of the Series C Preferred Stock. The Series C Preferred Stock was redeemable at the option of the holders at a price equal to $1,150 per share in certain events, including the failure of the Company to maintain the listing of the Company's common stock on the Nasdaq National Market. Because the Series C Preferred Stock had conditions for redemption that were not solely within the control of the Company, they were classified outside of stockholders' equity in the accompanying consolidated balance sheets. During fiscal 2002 and 2001, no shares were converted. During fiscal 2000, 1,224 shares were converted into 584,815 shares of common stock.

     On June 21, 2002, the Company repurchased all of the remaining outstanding Series C Preferred Stock in exchange for $1.2 million in cash and a warrant to purchase 750,000 shares of common stock at $1.00 per share exercisable until June 2005. Costs associated with the transaction were $50,000. The fair value of the warrant was $96,000 based on the Black Scholes option-pricing model. The excess of the carrying value of the Series C Preferred Stock of $1,626,000 over the fair value of the consideration paid to repurchase the Series C Preferred Stock and costs of the transaction, amounting to $280,000, was recorded as an increase to additional paid-in capital.

     SERIES D JUNIOR PARTICIPATING PREFERRED STOCK: In May 1998, the Company adopted a Stockholder Rights Plan providing for the distribution to the
Company's stockholders of one Right ("Right") for each share of the Company's common stock issued and outstanding at the opening of business on May 21, 1998 (the "Distribution Date") and each subsequent share of common stock issued. Each Right entitles the registered holder of a share of common stock to purchase from the Company 1/1000 of a share of Series D Junior Participating Preferred Stock of the Company, at a price of $30 per Right (the "Purchase Price"), subject to adjustment. The Rights have a term of ten years, have no voting power or rights to dividends, are not detachable and not separately transferable from the Company's common stock until they become exercisable. In general, the Rights become exercisable following an announcement that a person or group of affiliated or associated persons (an "Acquiring Person") owns, or the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning, at least 20% of the Company's outstanding common stock. If any person becomes an Acquiring Person by acquiring beneficial ownership of at least 20% of the Company's common stock, each outstanding Right (other than those owned by an Acquiring Person) will "flip in" and become a right to buy, at the Purchase Price, that number of shares of common stock of the Company that will have a market value of two times the Purchase Price. After a person becomes an Acquiring Person (but before such Acquiring Person owns 50% or more of the outstanding common stock), the Company may permit each Right (other than those owned by an Acquiring Person) to be exchanged, without payment of the Purchase Price, for one share of common stock. If (i) the Company is acquired in a merger or other business combination transaction and the Company does not survive or the Company merges, consolidates or engages in a share exchange with another person and does survive but all or part of its stock is changed or (ii) at least 50% of the Company's assets or earning power is sold or transferred, then each outstanding Right will "flip over" and become a right to buy, at the Purchase Price, that number of shares of common stock of the acquiring company that will have a market value of two times the Purchase Price. The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time prior to the time a person acquires beneficial ownership of at least 20% of the Company's common stock and, if certain conditions are met, within ten days following the time a person has acquired 20% or more of the common stock.

NOTE 7 - SIGNIFICANT CUSTOMERS, EXPORT SALES AND GEOGRAPHICAL SEGMENTS:
         SIGNIFICANT CUSTOMERS

     The following customers accounted for more than 10% of the Company's consolidated net sales during one or more of the years presented below:

                                                                      Fiscal Year Ended
                                                     ----------------------------------------------------
                                                         June 28,          June 29,          June 30,
                                                          2002               2001             2000
                                                     ---------------    -------------    ----------------
     Verizon Corporation (1)                               57%                33%             25%
     Tyco Electronics Corporation (2)                      11%                26%             19%
     Corning Cable Systems LLC (3)                          2%                 7%             12%
     Telco Sales, Inc.                                      6%                 7%             12%

------------------------------

     (1) On June 30, 2000, a wholly-owned subsidiary of Bell Atlantic Corporation was merged with and into GTE Corporation resulting in GTE Corporation becoming a wholly-owned subsidiary of Bell Atlantic. The combined company is doing business as Verizon Communications. The Company has made sales to Bell Atlantic and a subsidiary of GTE Corporation. The Company is operating under a supply agreement with Verizon that expires in April 2004 and provides for a possible extension for up to one year from that date.
     (2) Tyco Electronics Corporation (a successor to Raychem Corporation) is an OEM that purchases overvoltage protection products from the Company for inclusion within their products, including NIDs. The Company has received a letter from Tyco, that also owns a company that is a competitor and customer of the Company, alleging that a product of the Company infringes on one or more of Tyco's patents and that Tyco would be willing to license the patents to the Company. The Company has consulted its outside counsel and believes there is no patent infringement.
     (3) Corning Cable Systems LLC (formerly Siecor Corporation) is an OEM that supplies NIDs to Telcos and is required by certain Telcos to purchase TII's overvoltage surge protectors for inclusion within their NIDs.

     EXPORT SALES: For each of the three years ended June 28, 2002, export sales were less than 10% of consolidated net sales.

     GEOGRAPHICAL SEGMENTS: The Company does not have any operating facilities or producing assets outside the United States and Puerto Rico, except certain equipment owned by the Company in those geographic areas is utilized by the Company's outsource manufacturers in Asia. The net book value of such equipment held by the Company's outsource manufacturers was approximately $2.6 million at June 28, 2002. Consequently, the Company's operations located in Puerto Rico and New York are managed as one geographic segment.

     On May 3, 2000 the Company entered into an agreement with a contract manufacturer in Asia to outsource the manufacture of certain of its gas tubes used in its products. The agreement is for ten years, but may be terminated by either party after four years with one year's advance notice. On November 24, 1998 the Company entered into an agreement with an indefinite term with another contract manufacturer in Asia, to manufacture and supply products to the Company.

NOTE 8 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     The Company leases real property and equipment under various leases with terms expiring through April 2006. The leases require minimum annual rentals, exclusive of real property taxes, of approximately $226,000, $86,000, $78,000 and $78,000 in fiscal years 2003, 2004, 2005 and 2006 respectively. Substantially all of the real property leases contain escalation clauses related to increases in property taxes.

     The Company has received a letter from Tyco that also owns a Company that is a competitor and customer of the Company, alleging that a product of the Company infringes on one or more of Tyco's patents and that Tyco would be willing to license the patents to the Company. The Company has consulted its outside counsel and believes there is no patent infringement.

     The Company entered into an agreement with David Garwood, a member of the Board of Directors, to provide strategic planning consulting services from April 1, 2002 to March 31, 2003 at $10,000 per quarter.

     Since fiscal year 1982, the Company has leased equipment from PRC Leasing, Inc., a corporation owned by Alfred J. Roach, the Chairman of the Board of Directors of the Company. This lease was amended on June 5, 2002 to reduce the annual rental to $50,000 per annum. The rental paid prior to the amendment was $139,000 per annum.

     The Company leases two houses near the Company's Copiague, New York facility from Timothy J. Roach, President and Chief Executive Officer of the Company, at an aggregate annual rental of $31,000. The Company also bears insurance and maintenance costs which approximate $10,000 per year. The houses are used by Alfred J. Roach and other executives, directors and employees when visiting the Company's New York facility.

     Rental expense, including property taxes, for fiscal 2002, 2001 and 2000 was approximately $578,000, $584,000 and $681,000 respectively, including $139,000 for fiscal 2002 and 2001, and $200,000 for fiscal 2000 relating to the equipment leases with PRC.

NOTE 9 - EMPLOYEE BENEFITS

     The Company has a defined contribution plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan covers substantially all U.S. and Puerto Rico employees who meet the eligibility requirements and requires the Company to match employees' contributions up to specified limitations and subject to certain vesting schedules. The matching expense for the Company due to these plans was $26,000, $25,000 and $25,000 for the fiscal years ended June 28, 2002, June 29, 2001 and June 30, 2000, respectively.

The  Company  does not  provide  its  employees  any  other  post-retirement  or
post-employment   benefits,   except   discretionary   severance  payments  upon
termination of employment.

NOTE 10 - SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

                                                                                   June 28,                  June 29,
                                                                                     2002                      2001
                                                                              --------------------      --------------------
Accounts receivable:
     Trade accounts receivable                                                  $    3,602,000            $    7,150,000
     Other receivables                                                                  16,000                    98,000
     Less: allowance for doubtful accounts                                            (100,000)                  (58,000)
                                                                              --------------------      --------------------
                                                                                $    3,518,000            $    7,190,000
                                                                              ====================      ====================
Inventories:
     Raw materials and subassemblies                                            $    4,101,000            $    3,967,000
     Work in progress                                                                  144,000                 2,649,000
     Finished goods                                                                  3,617,000                 7,824,000
                                                                              --------------------      --------------------
                                                                                     7,862,000                14,440,000
Less: write-down to net realizable value                                              (500,000)                 (640,000)
                                                                              --------------------      --------------------
                                                                                $    7,362,000            $   13,800,000
                                                                              ====================      ====================
Property, plant and equipment:
     Machinery and equipment                                                    $    5,636,000            $   18,405,000
     Tools, dies and molds                                                           1,308,000                 6,757,000
     Leasehold improvements                                                          1,126,000                 3,924,000
     Office fixtures, equipment and other                                              326,000                 2,092,000
                                                                              --------------------      --------------------
                                                                                     8,396,000                31,178,000


    Less: accumulated depreciation                                                  (2,550,000)              (22,780,000)
                                                                              --------------------      --------------------
                                                                                $    5,846,000            $    8,398,000
                                                                              ====================      ====================
Accounts payable and accrued liabilities:
     Accounts payable                                                           $    1,853,000            $    4,984,000
     Accrued payroll, incentive and vacation                                           763,000                   375,000
     Accrued payroll taxes                                                               4,000                    30,000
     Accrued legal and professional fees                                               202,000                   348,000
     Other accrued expenses                                                            240,000                   375,000
                                                                              --------------------      --------------------
                                                                                $    3,062,000           $     6,112,000
                                                                              ====================      ====================

NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED) AND FOURTH QUARTER CHARGES

     The following table reflects the unaudited quarterly results of the Company for the fiscal years ended June 28, 2002 and June 29, 2001:

                                                                                                                  Diluted
                                                                          Operating                               Net (Loss)
                                                         Gross              (Loss)            Net (Loss)           Income
       Quarter Ended                Net Sales         Profit (Loss)         Income              Income            Per Share
-----------------------------    ---------------    ----------------   ----------------    ---------------    -----------------
2002 FISCAL YEAR
September 28, 2001                  $9,098,000        $2,270,000        $   (210,000)       $  (237,000)          $(0.02)
December 28, 2001                    6,432,000         1,391,000          (1,189,000)        (1,199,000)           (0.10)
March 29, 2002                       6,988,000         1,679,000            (857,000)          (848,000)           (0.07)
June 28, 2002 (a)                    7,283,000           (32,000)         (4,609,000)        (4,537,000)           (0.36)

2001 FISCAL YEAR
September 29, 2000                 $10,510,000        $2,388,000       $      33,000       $     50,000          $  0.00
December 29, 2000                   10,805,000         2,442,000              36,000             70,000             0.01
March 30, 2001 (b)                   8,228,000          (748,000)         (6,960,000)        (6,937,000)           (0.59)
June 29, 2001                        9,780,000         2,396,000            (698,000)          (723,000)           (0.06)

     (a) During the fourth quarter of fiscal 2002, as a result of new product configurations and the notification from certain customers that certain products would no longer be ordered, the Company reevaluated excess and obsolete inventory and also made the decision to discontinue the Digital Closet product line. As a result, in the fourth quarter of fiscal 2002, the Company recorded a charge of $1.9 million for the write-down of inventories. The Company also recorded a charge of $1,716,000 for the impairment of long-lived assets in the fourth quarter of fiscal 2002 (see Note 1).
     (b) The net loss includes a net charge of $6.1 million for costs to re-align operations, $2.7 million of which was due to the related inventory write-down and has been reflected as a reduction of gross profit (see Note 2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     As recommended by the Company's Audit Committee, the Company's Board of Directors on April 9, 2002 decided to no longer engage Arthur Andersen LLP ("Andersen") as the Company's independent public accountants and engaged KPMG LLP ("KPMG") to serve as the Company's independent public accountants. While the Company's stockholders, at the Annual Meeting of Stockholders held on December 5, 2001, ratified the appointment of Andersen as the Company's independent public accountants for the fiscal year ending June 28, 2002, the Company's Board of Directors retained the right to select different auditors should it then deem it in the Company's interests. The selection of KPMG was based on, among other factors, KPMG's industry expertise and the engagement team's experience and qualifications.

     Andersen's report on the financial statements of the Company for each of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company's two most recent fiscal years, and the subsequent interim period through the date of termination of Andersen's engagement, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of the disagreements in connection with their report on the Company's consolidated financial statements for such years.

     During the Company's two most recent fiscal years, and the subsequent interim period through the date of termination of Andersen's engagement, there was no "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K, and there was no disagreement or difference of opinion with Andersen regarding any "reportable event."

     During the two most recent fiscal years and the subsequent interim period through the date of this Report, neither the Company nor anyone on behalf of the Company consulted KPMG regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company or any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

     The Company provided Andersen with a copy of the foregoing statements and requested that Andersen furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company. By letter dated April 12, 2002 to the Commission, Andersen advised that it was in agreement with the statements contained above, except for the information contained in the first and fifth paragraphs which did not relate to Andersen.


                                    PART III

     The information called for by Part III (Items 10, 11, 12 and 13 of Form 10-K) is incorporated herein by reference to such information which will be contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company's 2002 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES.

          (a)  Not applicable to this Report.

          (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of those controls.



ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Reports of Independent Public Accountants.............................20
         Consolidated Balance Sheets at June 28, 2002 and June 29,
             2001.............................................................22
         Consolidated Statements of Operations for each of the three years in the period ended June 28, 2002................................23
         Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 28, 2002....................24
         Consolidated Statements of Cash Flows for each of the three years in the period ended June 28, 2002..........................25
         Notes to Consolidated Financial
             Statements.......................................................26

(a)(2)   Schedule II - Valuation and Qualifying Accounts.....................S-1

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

3(a)(2) Certificate of Designation, as filed with the Secretary of State of the State of Delaware on January 26, 1998. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) January 26, 1998 (File No. 1-8048).

3(a)(3) Certificate of Designation, as filed with the Secretary of State of the State of Delaware on May 15, 1998. Incorporated by reference to
             Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

3(a)(4) Certificate of Amendment of the Company's Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 5, 2001. Incorporated by reference to Exhibit
             4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) December 5, 2001 (File No. 1-8048).

3(b)         By-laws of the Company,  as amended.  Incorporated  by reference to
             Exhibit 4.02 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 33- 64980).

4(a) Rights Agreement dated as of May 15, 1998 between the Company and Harris Trust & Savings Bank formerly Harris Trust of Chicago). Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

4(b)(1) Revolving Credit, Term Loan and Security Agreement dated April 30, 1998 among Company, TII Corporation and GMAC Commercial Credit LLC (successor of BNY Financial Corporation) ("Lender"). Incorporated by reference to Exhibit 4(a)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(2) Consent and Amendment dated as of July 22, 1999 between the Company, TII Corporation and the Lender. Incorporated by reference to Exhibit 4(b)(1)B to the Company's Annual Report on Form10-K for the fiscal year ended June 25, 1999 (File No. 1-8048).

4(b)(3) Consent and Amendment dated as of September 26, 2001 between the Company and the Lender. Incorporated by reference to Exhibit 4(b)(1)(C) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 1-8048).

4(b)(4)* Amendment dated as of September 26, 2001 between the Company and the Lender.

4(b)(5)* Amendment dated as of June 7, 2002 between the Company and the Lender.

4(b)(6)* Amendment dated as of September 24, 2002 between the Company and the Lender.

4(b)(7) Patent Collateral Assignment and Security Agreement between Company and Lender. Incorporated by reference to Exhibit 4(e)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(8)* Amended and Restated Patent Collateral Assignment and Security Agreement between Company and Lender dated as of December 10, 2001.

4(b)(9) Trademark Collateral Assignment and Security Agreement between Company and Lender. Incorporated by reference to Exhibit 4(e)(ii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(10)*    Amended and Restated Trademark  Collateral  Assignment and Security
             Agreement between Company and Lender dated as of December 10, 2001.

10(a)(1)+    1986 Stock Option Plan of the Company, as amended.  Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
             10-Q for the fiscal  quarter  ended  September  27,  1996 (File No.
             1-8048).

10(a)(2)+    1994   Non-Employee   Director   Stock  Option  Plan,  as  amended.
             Incorporated  by  reference  to Exhibit  10(a)(2) to the  Company's
             Annual  Report on Form 10-K for the fiscal year ended June 29, 2001
             (File No. 1-8048).

10(a)(3)+    1995 Stock Option Plan,  as amended.  Incorporated  by reference to
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997 (File No. 1-8048).

10(a)(4)+    1998 Stock Option Plan,  as amended.  Incorporated  by reference to
             Exhibit 10(a)(4) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 1-8048).

10(b)(1)+    Amended and  Restated  Employment  Agreement  dated as of August 1,
             1997 between the Company and Timothy J Roach. Incorporated by reference to Exhibit 10(b)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (File No.
             1-8048).

10(b)(2)+    Employment  Agreement  dated as of  September  5, 2000  between the
             Company and  Kenneth A.  Paladino.  Incorporated  by  reference  to
             Exhibit 10(b)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(b)(3)+    Employment  Agreement dated as of June 30, 2000 between the Company and Thomas J. Guzek. Incorporated by reference to Exhibit 10(b)(8) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(b)(6)+*   Consultant Agreement dated as of March 29, 2002 between the Company and R. Dave Garwood.

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

10(c)(1)(F)  Fifth  Amendment  dated July 18, 2001 to Equipment Lease dated July
             18, 1991 between the Company and PRC.  Incorporated by reference to
             Exhibit 10(c)(1)(F) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 1-8048).

10(c)(1)(G)* Sixth  Amendment  dated June 5, 2002 to Equipment  Lease dated July
             18, 1991 between the Company and PRC.

10(d)(1) Lease Contract dated April 27, 1998 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to
             Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

10(e)(1)*    Exchange  Agreement  dated as of June 21, 2002  between the Company and the  remaining  investor  in the  Company's  January  26,  1998 private placement.

10(e)(2)*    Warrant dated as of June 21, 2002 issued to the remaining  investor in the Company's June 26, 1998 private placement.

10(e)(3)*    Registration  Rights  Agreement dated as of June 21, 2002 issued to the remaining investor in the Company's June 26, 1998 private placement.

10(f)(1) Form of Warrant issued to the investors in the Company's June 8, 2000 private placement and underlying the Unit Purchase Option.
             Incorporated by reference to Exhibit 10(f)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(2) Subscription Agreement and Investor Information Statement, including registration rights undertaking of the Company, by and among the Company and the investors in the Company's June 8, 2000 private placement. Incorporated by reference to Exhibit 10(f)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(3) Placement Agent Agreement dated as of May 15, 2000 by and among the Company and M.H. Meyerson & Co., Inc., as placement agent, with respect to the Company's June 8, 2000 private placement. Incorporated by reference to Exhibit 10(f)(3) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(4) Form of Unit Purchase Option issued to the placement agent for Company's June 8, 2000 private placement. Incorporated by reference to Exhibit 10(f)(4) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

21*          Subsidiaries of the Company.

23*          Consent of KPMG LLP.

99(a)*       Certification of Principal  Executive Officer pursuant to 18 U.S.C.
             Section   1350,   as  adopted   pursuant  to  Section  906  of  the
             Sarbanes-Oxley Act of 2002.

99(b)*       Certification of Principal  Financial Officer pursuant to 18 U.S.C.
             Section   1350,   as  adopted   pursuant  to  Section  906  of  the
             Sarbanes-Oxley Act of 2002.

----------------
*            Filed  herewith.
+            Management contract or compensatory plan or arrangement.

          (b) Reports on Form 8-K

During the fourth quarter of the Company's fiscal year ended June 28, 2002, the Company filed the following Current Reports on Form 8-K dated (date of earliest event reported):

     (1) April 9, 2002 reporting under Item 4, Changes in Registrant's Certifying Accountant, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

     (2) May 16, 2002 reporting under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

     (3) June 21, 2002 reporting under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

     Not financial statements were filed with any of the foregoing Current Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 25, 2002
                                            TII NETWORK TECHNOLOGIES, INC.
                                    By: /s/ Timothy J. Roach
                                        ----------------------------------------
                                            Timothy J. Roach, President,
                                            Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 25, 2002                          /s/ Alfred J. Roach
                                            ------------------------------------
                                            Alfred J. Roach, Chairman
                                            of the Board and Director

September 25, 2002                          /s/ Timothy J. Roach
                                            ------------------------------------
                                            Timothy J. Roach, President,
                                            Chief Executive Officer (principal
                                            executive officer) and Director

September 25, 2002                          /s/ Kenneth A. Paladino
                                            ------------------------------------
                                            Kenneth A. Paladino, Vice
                                            President-Finance and Treasurer
                                            (principal financial officer)

September 25, 2002                          /s/ C. Bruce Barksdale
                                            ------------------------------------
                                            C. Bruce Barksdale, Director

September 25, 2002                          /s/ James R. Grover, Jr.
                                            ------------------------------------
                                            James R. Grover, Jr., Director

September 25, 2002                          /s/ Joseph C. Hogan
                                            ------------------------------------
                                            Joseph C. Hogan, Director

September 25, 2002                          /s/George S. Katsarake
                                            ------------------------------------
                                            George S. Katsarakes, Executive
                                            Vice President and Chief Operating
                                            Officer and Director

September 25, 2002                          /s/ Dorothy Roach
                                            ------------------------------------
                                            Dorothy Roach, Director

September 25, 2002                          /s/ R. D. Garwood
                                            ------------------------------------
                                            R. D. Garwood, Director

September 25, 2002                          /s/ Lawrence M. Fodrowski
                                            ------------------------------------
                                            Lawrence M. Fodrowski, Director

I, Timothy J. Roach, certify that:



     1. I have reviewed this annual report on Form 10-K of TII Network Technologies, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:  September 25, 2002



       /s/ Timothy J. Roach
-----------------------------------------
Timothy J. Roach
President and Principal Executive
  Officer






     I, Kenneth A. Paladino, certify that:

     1. I have reviewed this annual report on Form 10-K of TII Network Technologies, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:  September 25, 2002



       /s/ Kenneth A. Paladino
--------------------------------
Kenneth A. Paladino,
Vice President - Finance,
  Treasurer and Principal
  Financial Officer

                                   SCHEDULE II
                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS






                                                 ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                  Balance at                                                       Balance
                                                 Beginning of                                                     at End of
             Fiscal Year Ended                       Year               Additions          Dispositions              Year
--------------------------------------------  --------------------  -------------------  ------------------   -------------------
June 28, 2002                                            $ 58,000               73,000            (31,000)         $ 100,000
June 29, 2001                                             144,000                    -            (86,000)            58,000
June 30, 2000                                            $116,000               44,000            (16,000)         $ 144,000



                                 EXHIBIT INDEX

Exhibit
Number                                Description
------                                -----------

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

3(a)(2) Certificate of Designation, as filed with the Secretary of State of the State of Delaware on January 26, 1998. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) January 26, 1998 (File No. 1-8048).

3(a)(3) Certificate of Designation, as filed with the Secretary of State of the State of Delaware on May 15, 1998. Incorporated by reference to
             Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

3(a)(4) Certificate of Amendment of the Company's Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 5, 2001. Incorporated by reference to Exhibit
             4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) December 5, 2001 (File No. 1-8048).

3(b)         By-laws of the Company,  as amended.  Incorporated  by reference to
             Exhibit 4.02 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 33- 64980).

4(a) Rights Agreement dated as of May 15, 1998 between the Company and Harris Trust & Savings Bank formerly Harris Trust of Chicago). Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

4(b)(1) Revolving Credit, Term Loan and Security Agreement dated April 30, 1998 among Company, TII Corporation and GMAC Commercial Credit LLC (successor of BNY Financial Corporation) ("Lender"). Incorporated by reference to Exhibit 4(a)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(2) Consent and Amendment dated as of July 22, 1999 between the Company, TII Corporation and the Lender. Incorporated by reference to Exhibit 4(b)(1)B to the Company's Annual Report on Form10-K for the fiscal year ended June 25, 1999 (File No. 1-8048).

4(b)(3) Consent and Amendment dated as of September 26, 2001 between the Company and the Lender. Incorporated by reference to Exhibit 4(b)(1)(C) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 1-8048).

4(b)(4)* Amendment dated as of September 26, 2001 between the Company and the Lender.

4(b)(5)* Amendment dated as of June 7, 2002 between the Company and the Lender.

4(b)(6)* Amendment dated as of September 24, 2002 between the Company and the Lender.

4(b)(7) Patent Collateral Assignment and Security Agreement between Company and Lender. Incorporated by reference to Exhibit 4(e)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(8)* Amended and Restated Patent Collateral Assignment and Security Agreement between Company and Lender dated as of December 10, 2001.

4(b)(9) Trademark Collateral Assignment and Security Agreement between Company and Lender. Incorporated by reference to Exhibit 4(e)(ii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

4(b)(10)*    Amended and Restated Trademark  Collateral  Assignment and Security
             Agreement between Company and Lender dated as of December 10, 2001.

10(a)(1)+    1986 Stock Option Plan of the Company, as amended.  Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
             10-Q for the fiscal  quarter  ended  September  27,  1996 (File No.
             1-8048).

10(a)(2)+    1994   Non-Employee   Director   Stock  Option  Plan,  as  amended.
             Incorporated  by  reference  to Exhibit  10(a)(2) to the  Company's
             Annual  Report on Form 10-K for the fiscal year ended June 29, 2001
             (File No. 1-8048).

10(a)(3)+    1995 Stock Option Plan,  as amended.  Incorporated  by reference to
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997 (File No. 1-8048).

10(a)(4)+    1998 Stock Option Plan,  as amended.  Incorporated  by reference to
             Exhibit 10(a)(4) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 1-8048).

10(b)(1)+    Amended and  Restated  Employment  Agreement  dated as of August 1,
             1997 between the Company and Timothy J Roach. Incorporated by reference to Exhibit 10(b)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (File No.
             1-8048).

10(b)(2)+    Employment  Agreement  dated as of  September  5, 2000  between the
             Company and  Kenneth A.  Paladino.  Incorporated  by  reference  to
             Exhibit 10(b)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(b)(3)+    Employment  Agreement dated as of June 30, 2000 between the Company and Thomas J. Guzek. Incorporated by reference to Exhibit 10(b)(8) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(b)(6)+*   Consultant Agreement dated as of March 29, 2002 between the Company and R. Dave Garwood.

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

10(c)(1)(F)  Fifth  Amendment  dated July 18, 2001 to Equipment Lease dated July
             18, 1991 between the Company and PRC.  Incorporated by reference to
             Exhibit 10(c)(1)(F) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 1-8048).

10(c)(1)(G)* Sixth  Amendment  dated June 5, 2002 to Equipment  Lease dated July
             18, 1991 between the Company and PRC.

10(d)(1) Lease Contract dated April 27, 1998 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to
             Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

10(e)(1)*    Exchange  Agreement  dated as of June 21, 2002  between the Company and the  remaining  investor  in the  Company's  January  26,  1998 private placement.

10(e)(2)*    Warrant dated as of June 21, 2002 issued to the remaining  investor in the Company's June 26, 1998 private placement.

10(e)(3)*    Registration  Rights  Agreement dated as of June 21, 2002 issued to the remaining investor in the Company's June 26, 1998 private placement.

10(f)(1) Form of Warrant issued to the investors in the Company's June 8, 2000 private placement and underlying the Unit Purchase Option.
             Incorporated by reference to Exhibit 10(f)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(2) Subscription Agreement and Investor Information Statement, including registration rights undertaking of the Company, by and among the Company and the investors in the Company's June 8, 2000 private placement. Incorporated by reference to Exhibit 10(f)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(3) Placement Agent Agreement dated as of May 15, 2000 by and among the Company and M.H. Meyerson & Co., Inc., as placement agent, with respect to the Company's June 8, 2000 private placement. Incorporated by reference to Exhibit 10(f)(3) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(4) Form of Unit Purchase Option issued to the placement agent for Company's June 8, 2000 private placement. Incorporated by reference to Exhibit 10(f)(4) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

21*          Subsidiaries of the Company.

23*          Consent of KPMG LLP.

99(a)*       Certification of Principal  Executive Officer pursuant to 18 U.S.C.
             Section   1350,   as  adopted   pursuant  to  Section  906  of  the
             Sarbanes-Oxley Act of 2002.

99(b)*       Certification of Principal  Financial Officer pursuant to 18 U.S.C.
             Section   1350,   as  adopted   pursuant  to  Section  906  of  the
             Sarbanes-Oxley Act of 2002.
----------------
*            Filed  herewith.
+            Management contract or compensatory plan or arrangement.