Form 10-Q
period 2002-09-27
TII NETWORK TECHNOLOGIES INC
filed 2002-11-06
CIK 277928

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 27, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of October 28, 2002 was 11,682,284.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  September 27,          June 28,
                                                                                      2002                 2002
                                                                                 ----------------     ---------------
                                                                                   (Unaudited)
                                          ASSETS
Current Assets:
     Cash and cash equivalents                                                   $           759      $         868
     Accounts receivable, net                                                              3,113              3,518
     Inventories                                                                           6,967              7,362
     Other current assets                                                                    229                212
                                                                                 ----------------     ---------------
           Total current assets                                                           11,068             11,960
                                                                                 ----------------     ---------------
Property, plant and equipment, net                                                         5,730              5,846
Other assets                                                                                 713                722
                                                                                 ----------------     ---------------
TOTAL ASSETS                                                                     $        17,511       $     18,528
                                                                                 ================     ===============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt                                           $           293       $        476
     Accounts payable and accrued liabilities                                              2,369              3,260
                                                                                 ----------------     ---------------
           Total current liabilities                                                       2,662              3,736
                                                                                 ----------------     ---------------
Long-term debt                                                                                 9                 13
                                                                                 ----------------     ---------------
Commitments and contingencies

Stockholders' Equity:
     Preferred stock, par value $1.00 per share; 1,000,000 shares authorized;
        Series D Junior Participating, 30,000 shares authorized, no shares
        outstanding                                                                            -                  -
     Common stock, par value $.01 per share; 30,000,000 shares authorized;
        11,699,921 shares issued and 11,682,284 shares outstanding                           117                117
Additional paid-in capital                                                                37,867             37,867
Accumulated deficit                                                                      (22,863)           (22,924)
                                                                                 ----------------     ---------------
                                                                                          15,121             15,060
Less:  Treasury stock, at cost; 17,637 common shares                                        (281)              (281)
                                                                                 ----------------     ---------------
           Total stockholders' equity                                                     14,840             14,779
                                                                                 ----------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $        17,511       $     18,528
                                                                                 ================     ===============

                 See Notes to Consolidated Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        Three months ended

                                                                                September 27,         September 28,
                                                                                    2002                  2001
                                                                              ------------------    ------------------
                                                                                            (Unaudited)

Net sales                                                                     $           7,074       $     9,098
Cost of sales                                                                             5,230             6,828
                                                                              ------------------    ------------------

           Gross profit                                                                   1,844             2,270
                                                                              ------------------    ------------------

Operating expenses:
        Selling, general and administrative                                               1,438             1,919
        Research and development                                                            354               561
                                                                              ------------------    ------------------
           Total operating expenses                                                       1,792             2,480
                                                                              ------------------    ------------------

           Operating income (loss)                                                           52              (210)

Interest expense                                                                            (10)              (28)
Interest income                                                                               4                 1
Other income                                                                                 15                 -
                                                                              ------------------    ------------------
Net earnings (loss)                                                           $              61      $       (237)
                                                                              ==================    ==================

Net earnings (loss) per common share:

     Basic                                                                    $             .01      $      (0.02)
                                                                              ==================    ==================
     Diluted                                                                  $             .01      $      (0.02)
                                                                              ==================    ==================

Weighted average common shares outstanding:

     Basic                                                                               11,682            11,682
     Diluted                                                                             11,702            11,682



                 See Notes to Consolidated Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

                                                    Common        Additional                                               Total
                                 Common Stock        Stock          Paid-In          Accumulated         Treasury      Stockholders'
                                    Shares          Amount          Capital            Deficit             Stock          Equity
                                --------------    ------------   -------------    ----------------    ------------   ---------------

Balance, June 28, 2002            11,682,284      $       117    $    37,867      $      (22,924)     $    (281)     $      14,779
Net earnings for the three
months ended September 27,
2002                                       -                -              -                  61              -                 61
                                --------------    ------------   -------------    ----------------    ------------   ---------------
Balance, September 27, 2002       11,682,284      $       117    $    37,867      $      (22,863)     $    (281)     $      14,840
                                ==============    ============   =============    ================    ============   ===============










                 See Notes to Consolidated Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                         For the three months ended
                                                                                   September 27,             September 28,
                                                                                       2002                       2001
                                                                                --------------------      --------------------
                                                                                                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                                             $            61            $           (237)

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                       282                         340
        Changes in operating assets and liabilities:
           Accounts receivable                                                              405                       2,339
           Inventories                                                                      395                         457
           Other assets                                                                     (16)                        (99)
           Accounts payable and accrued liabilities                                        (891)                     (2,564)
                                                                                --------------------      --------------------
                   Net cash provided by operating activities                                236                         236
                                                                                --------------------      --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures, net of proceeds from dispositions                            (158)                       (107)
                                                                                --------------------      --------------------
                   Net cash used in investing activities                                   (158)                       (107)
                                                                                --------------------      --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Repayment of debt and obligations under capital leases                             (187)                        (63)
        Net repayments of borrowings under revolving credit facility                          -                         (95)
                                                                                --------------------      --------------------

                   Net cash used in financing activities                                   (187)                       (158)
                                                                                --------------------      --------------------

Net decrease in cash and cash equivalents                                                  (109)                        (29)

Cash and cash equivalents, at beginning of period                                           868                         233
                                                                                --------------------      --------------------

Cash and cash equivalents, at end of period                                     $           759            $            204
                                                                                ====================      ====================
SUPPLEMENTAL DISCLOSURE OF CASH TRANSACTIONS:
     Cash paid during the period for interest                                   $            10            $             29
                                                                                ====================      ====================


                 See Notes to Consolidated Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS: The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2002. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 - COMPREHENSIVE INCOME (LOSS): For the three months ended September 27, 2002 and September 28, 2001, comprehensive income equaled net income and comprehensive loss equaled net loss, respectively.

NOTE 3 - FISCAL YEAR: The Company reports on a 52-53 week fiscal year ending on the last Friday in June, with fiscal quarters ending on the last Friday of each calendar quarter. The Company's fiscal year ending June 27, 2003 will contain 52 weeks. Fiscal 2002 also had 52 weeks.

NOTE 4 - NET EARNINGS (LOSS) PER COMMON SHARE: Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding increased by dilutive common stock warrants and options. As of September 27, 2002, there were 6,980,000 options and warrants outstanding that were exercisable for the Company's common stock.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   For the three months ended
                                                            September 27,               September 28,
                                                                2002                        2001
                                                          ------------------          ------------------
                                                                         (in thousands)
Numerator for diluted calculation:

Net earnings (loss)                                       $              61           $          (237)
                                                          ==================          ==================

Denominator:
     Weighted average common shares outstanding                    11,682                      11,682
     Dilutive effect of stock warrants and options                     20                           -
                                                          ------------------          ------------------

Denominator for diluted calculation                                11,702                      11,682
                                                          ==================          ==================

NOTE 5 - INVENTORIES: Inventories consisted of the following major classifications:

                                               September 27,        June 28,
                                                    2002               2002
                                            -----------------   ----------------
                                                        (in thousands)

    Raw materials and subassemblies         $         3,028      $        3,851
    Work in process                                     534                 144
    Finished goods                                    3,405               3,367
                                            -----------------   ----------------
                                            $         6,967      $        7,362
                                            =================   ================


NOTE 6 - REVOLVING CREDIT FACILITY: The Company has a credit facility ("Credit Facility") that consists of a revolving line of credit and a term loan. The revolving credit facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain reserves. As a result of the limitation, the maximum borrowings available to the Company under the revolving line of credit was approximately $4.6 million as of September 27, 2002. There were no borrowings outstanding under the revolving line of credit at September 27, 2002 or June 28, 2002. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is September 30, 2003. There was $271,000 and $455,000 outstanding under the term loan as of September 27, 2002 and June 28, 2002, respectively. The term loan is to be repaid in equal installments through March 31, 2003 with a final payment of $175,000.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. SFAS No. 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 requires that exit or disposal costs be recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a liability and the related expense under SFAS No. 146. SFAS No.146 grandfathers the accounting for liabilities that were previously recorded under EITF Issue 94-3. Therefore, the accounting for the charges associated with the Company's exit and disposal activities will be unaffected upon adoption of SFAS No. 146 and the charges recognized with respect thereto will not be restated into future periods.

NOTE 8 - SIGNIFICANT CUSTOMERS: For the period ended September 27, 2002, one customer accounted for approximately 59% of the Company's consolidated net sales and for the period ended September 28, 2001, two customers accounted for approximately 72% of the Company's consolidated net sales.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the foregoing consolidated financial statements and notes thereto.

BUSINESS

TII Network Technologies, Inc., formerly named TII Industries, Inc., and subsidiary ("Company" or "TII"), design, produce and market lightning and surge protection products, network interface devices ("NIDs") and station electronic and other products. The Company has been a leading supplier of overvoltage surge protectors to U.S. telephone operating companies ("Telcos") for over 30 years.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

TII's consolidated financial statements have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments. The Company believes that the issues associated with determining the carrying value of the Company's inventories and long-lived assets are the most critical areas where management's judgments and estimates affect the Company's reported results. While the Company believes its estimates are reasonable, misinterpretation of these conditions could result in actual results varying from reported results that are based on the Company's estimates, assumptions and judgments as of the balance sheet date.

Inventories are required to be stated at the lower of cost or market. In establishing the appropriate inventory reserves, management assesses the ultimate recoverability of the inventory considering such issues as technological advancements in products required by the Company's customers, changes within the marketplace and general economic conditions.

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

GENERAL

Over the last several years, the Company restructured and downsized its operations to reduce its cost structure, for which the Company recognized significant charges at the time (including in the fourth quarter of fiscal
2002). These actions included outsourcing the majority of the Company's manufacturing to Pacific Rim contract manufacturers, a significant reduction of manufacturing and other personnel, the consolidation of certain functional departments from Puerto Rico to the Company's New York headquarters and writing down certain assets and the discontinuance of the Digital Closet product line. These actions enabled the Company to operate profitably for the first quarter of fiscal 2003. Net earnings for the first quarter of fiscal 2003 was $61,000 compared to a net loss of $237,000 for the comparable prior year period. There is no assurance that the Company will remain profitable, even at the lower cost levels.

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 2003 were $7.1 million compared to $9.1 million for the first quarter of fiscal 2002, a decrease of approximately $2.0 million or 22.2%. The decrease is primarily due to the continuing telecommunications industry-wide slowdown, including cutbacks by telecommunications service providers in their construction and maintenance budgets, actions taken by the service providers to reduce inventory levels and a reduction in the number of telephone access lines per subscriber being deployed. The Company expects this industry-wide slowdown to continue through fiscal 2003.

Gross profit for the first quarter of fiscal 2003 was $1.8 million compared to $2.3 million for the comparable prior year period, a decrease of approximately $426,000 or 18.8%. However, gross profit margin improved to 26.1% from 25.0% for the comparable prior year period. The lower dollar amount of gross profit for the fiscal 2003 first quarter was primarily due to the lower comparable sales level. The improved gross profit margin, despite the lower sales, is primarily due to the actions taken by the Company to reduce its cost structure and a more favorable mix of sales of higher margin products.

Selling, general and administrative expenses for the first quarter of fiscal 2003 were $1.4 million compared to $1.9 million for the comparable prior year period, a decrease of approximately $481,000 or 25.1%. The decrease reflects the actions taken by the Company to reduce its cost structure in response to the changes that have been occurring in the telecommunications industry. The cost reductions were primarily related to lower marketing costs, primarily due to the discontinuance of the Digital Closet product line in the fourth quarter of fiscal 2002 and lower personnel levels.

Research and development expenses for the first quarter of fiscal 2003 were $354,000 compared to $561,000 for the comparable prior year period, a decrease of approximately $207,000 or 36.9%. The lower expense was due to the utilization of collaborative engineering efforts with the Company's contract manufacturers and a reduction in the Company's research and development staff.

Interest expense for the first quarter of fiscal 2003 decreased by $18,000 due to decreased borrowings under the Company's credit facilities and lower prevailing interest rates.

Interest income for the first quarter of fiscal 2003 increased by $3,000 to $4,000 due to higher comparable average cash and cash equivalent balances held by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents balance decreased to $759,000 at the end of the first quarter of fiscal 2003 from $868,000 at the end of fiscal 2002. The decrease resulted from net cash flows from operations of $236,000 offset by cash outflows from investing activities of $158,000 and financing activities of $187,000. Working capital increased to $8.4 million at the end of the first quarter of fiscal 2003 from $8.2 million at the end of fiscal 2002.

During the first quarter of fiscal 2003, the Company generated $236,000 of net cash from operating activities. The cash generated from operating activities resulted from net earnings of $61,000 supplemented by non-cash depreciation and amortization expense of $282,000. This was partially offset by cash used by changes in operating assets and liabilities of $107,000, caused by a decrease of $405,000 in accounts receivable from the prior year balance to $3.1 million due to improved collections and lower sales, and an inventory decrease of $395,000 primarily due to the fulfillment of sales orders with existing inventory. These increases to cash were offset by reductions in accounts payable and accrued expenses of $891,000 due to the lower sales volume and cost reduction efforts implemented during the period.

Net cash of $158,000 was used in investing activities to purchase capital equipment.

Net cash of $187,000 was used in financing activities to repay debt and obligations under capital leases.

Although the Company has no current material commitments for capital expenditures, it expects to purchase new equipment and incur leasehold improvements in the normal course of business, subject to the maximum amount permitted under its revolving credit facility discussed below.

The Company has a credit facility ("Credit Facility") that consists of a revolving line of credit and a term loan. The revolving credit facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain reserves. As a result of the limitation, the maximum borrowings available to the Company under the revolving line of credit was approximately $4.6 million as of September 27, 2002. There were no borrowings outstanding under the revolving line of credit at September 27, 2002 or June 28, 2002. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is September 30, 2003. There was $271,000 and $455,000 outstanding under the term loan as of September 27, 2002 and June 28, 2002, respectively. The term loan is to be repaid in equal installments through March 31, 2003 with a final payment of $175,000.

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

FORWARD-LOOKING STATEMENTS

In order to keep the Company's stockholders and investors informed of the Company's future plans, this Report contains and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers contain, forward-looking statements concerning, among other things, the Company's future plans and objectives that are or may be deemed to be "forward-looking statements." The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders and potential investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to, general economic and business conditions, including the regulatory environment applicable to the communications industry; weather and similar conditions; competition; potential technological changes, including the Company's ability to timely develop new products and adapt its existing products to technological changes; potential changes in customer spending and purchasing policies and practices; the level of inventories maintained by the Company's customers; loss or disruption of sales to major customers as a result of, among other things, labor disputes at these customers, third party labor disputes, political unrest in or shipping disruptions from countries in which the Company's contract manufacturers produce the Company's products; labor disputes at the ports through which the Company imports its products; the Company's ability to market existing and new products; its ability to retain and win contracts; risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance; dependence on third parties for products and product components; the Company's ability to maintain its relationship with or reduce its dependence upon one of its principal contract manufacturers which is an affiliate of a customer; the Company's ability to attract and retain technologically qualified personnel; the Company's ability to fulfill its growth strategies; the Company's ability to maintain the listing of its Common Stock on the Nasdaq SmallCap market; the availability of financing on satisfactory terms; and other factors discussed elsewhere in this Report and in other Company reports hereafter filed with the Securities and Exchange Commission.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures

Within 90 days prior to the date of this report, an evaluation was carried out of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act") under the supervision and with the participation of the Company's management, including, the Company's President and principal executive officer and Vice President-Finance and principal financial officer. Based on that evaluation the Company's President and principal executive officer and Vice President-Finance and principal financial officer concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and the Company's subsidiary is made known to them.

(b)      Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the evaluation discussed above.



                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

99.01     Certification of Principal Executive Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02     Certification of Principal Financial Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TII NETWORK TECHNOLOGIES, INC.


Date: November 6, 2002                By: /s/ Kenneth A. Paladino
                                          -----------------------
                                          Kenneth A. Paladino
                                          Vice President-Finance, Treasurer and
                                          Chief Financial Officer

I, Timothy J. Roach, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of TII Network Technologies, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                   /s/ Timothy J. Roach
Date: November 6, 2002                             ----------------------------
                                                   Timothy J. Roach,
                                                   President and Principal
                                                   Executive Officer

I, Kenneth A. Paladino, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of TII Network Technologies, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                               /s/ Kenneth A. Paladino
Date: November 6, 2002                         ---------------------------------
                                               Kenneth A. Paladino,
                                               Vice President-Finance
                                               and Principal Financial Officer

                                  Exhibit Index


99.01     Certification of Principal Executive Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


99.02     Certification of Principal Financial Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.