Form 10-Q
period 2002-12-27
TII NETWORK TECHNOLOGIES INC
filed 2003-02-10
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 27, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of February 5, 2003 was 11,682,284

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                December            June 28,
                                                                                 27,2002              2002
                                                                              --------------       ------------
                                                                              (Unaudited)
                                  ASSETS

Current Assets:
    Cash and cash equivalents                                                 $        2,074       $        868
    Accounts receivable, net                                                           1,865              3,518
    Inventories                                                                        7,251              7,362
    Other current assets                                                                 272                212
                                                                              --------------       ------------
         Total current assets                                                         11,462             11,960
                                                                              --------------       ------------

Property, plant and equipment, net                                                     5,555              5,846
Other assets                                                                             588                722
                                                                              --------------       ------------

TOTAL ASSETS                                                                  $       17,605       $     18,528
                                                                              ==============       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Current portion of long-term debt                                         $           72       $        476
    Accounts payable and accrued liabilities                                           3,389              3,260
                                                                              --------------       ------------
         Total current liabilities                                                     3,461              3,736
                                                                              --------------       ------------
Long-term debt                                                                            34                 13
                                                                              --------------       ------------
Commitments and Contingencies

Stockholders' Equity:
    Preferred Stock, par value $1.00 per share; 1,000,000 shares authorized;
          Series D Junior Participating, 30,000 shares authorized, no                      -                  -
          shares outstanding
    Common Stock, par value $.01 per share; 30,000,000 shares authorized;
       11,699,921 shares issued and 11,682,284 shares outstanding                        117                117
Additional paid-in capital                                                            37,867             37,867
Accumulated deficit                                                                  (23,593)           (22,924)
                                                                              --------------       ------------
                                                                                      14,391             15,060
Less: Treasury stock, at cost; 17,637 common shares                                     (281)              (281)
                                                                              --------------       ------------
         Total stockholders' equity                                                   14,110             14,779
                                                                              --------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $       17,605       $     18,528
                                                                              ==============       ============


                 See Notes to Consolidated Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   Three months ended      Six months ended

                                                Dec. 27,     Dec. 28,      Dec. 27,   Dec. 28,
                                                  2002         2001          2002       2001
                                               ------------ ------------ ------------ ----------
                                                      (Unaudited)             (Unaudited)
Net sales                                      $  5,536     $  6,432     $ 12,610     $ 15,530
Cost of sales                                     4,364        5,041        9,594       11,869
                                               ------------ ------------ ------------ ----------

         Gross profit                             1,172        1,391        3,016        3,661
                                               ------------ ------------ ------------ ----------


Operating expenses:
       Selling, general and
       administrative                             1,513        2,154        2,951        4,073
       Research and development                     382          426          736          987
                                               ------------ ------------ ------------ ----------
           Total operating expenses               1,895        2,580        3,687        5,060
                                               ------------ ------------ ------------ ----------

           Operating loss                          (723)      (1,189)        (671)      (1,399)

Interest expense                                    (13)         (12)         (23)         (40)
Interest income                                       5            -            9            1
Other income                                          1            2           16            2
                                               ------------ ------------ ------------ ----------

Net loss                                       $   (730)    $ (1,199)    $   (669)    $ (1,436)
                                               ============ ============ ============ ==========

Net loss per common share:

    Basic                                      $  (0.06)    $  (0.10)    $  (0.06)    $  (0.12)
                                               ============ ============ ============ ==========

    Diluted                                    $  (0.06)    $  (0.10)    $  (0.06)    $  (0.12)
                                               ============ ============ ============ ==========


Weighted average common shares outstanding:

    Basic and Diluted                            11,682       11,682       11,682       11,682


                 See Notes to Consolidated Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                             Common      Common       Additional                                    Total
                              Stock       Stock        Paid-In       Accumulated      Treasury  Stockholders'
                             Shares      Amount        Capital         Deficit          Stock      Equity
                           -----------  ----------   ------------    -------------    --------- --------------
Balance, June 28, 2002     11,682,284   $     117    $  37,867       $   (22,924)     $  (281)   $ 14,779


Net loss for the six
months ended December
27, 2002                            -            -            -             (669)            -       (669)
                           -----------  ----------   ------------    -------------    --------- --------------


Balance, December 27,
2002                       11,682,284   $     117    $  37,867       $   (23,593)     $  (281)   $ 14,110
                           ===========  ==========   ============    =============    ========= ==============

                 See Notes to Consolidated Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      For the six months ended

                                                                   December 27,         December 28,
                                                                      2002                  2001
                                                                ------------------    ----------------
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                         $    (669)           $   (1,436)

Adjustments to reconcile net loss to net cash provided by operating activities:

       Depreciation and amortization                                   557                   673
        Gain from sale of condominium                                 (107)                    -
       Changes in operating assets and liabilities:

         Accounts receivables                                        1,653                 3,369
         Inventories                                                   111                   752
         Other assets                                                   (9)                  (98)
         Accounts payable and accrued liabilities                      129                (3,025)
                                                                ------------------    ----------------

                Net cash provided by operating activities            1,665                   235
                                                                ------------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures, net of proceeds from dispositions        (248)                 (174)

       Net proceeds from sale of condominium                           172                     -
                                                                ------------------    ----------------
                Net cash used in investing activities                  (76)                 (174)
                                                                ------------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of debt and obligations under capital leases            (383)                 (127)
    Net borrowings under revolving credit facility                       -                    19
                                                                ------------------    ----------------

                Net cash used in financing activities                 (383)                 (108)
                                                                ------------------    ----------------


Net increase (decrease)  in cash and cash equivalents                1,206                   (47)

Cash and cash equivalents, at beginning of period                      868                   233
                                                                ------------------    ----------------

Cash and cash equivalents, at end of period                     $    2,074            $      186
                                                                ==================    ================

SUPPLEMENTAL DISCLOSURE OF CASH TRANSACTIONS:
    Cash paid during the period for interest                    $       13            $       48
                                                                ==================    ================

                 See Notes to Consolidated Financial Statements


<

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

NOTE 2 - COMPREHENSIVE LOSS: For the six months ended December 27, 2002 and December 28, 2001, comprehensive loss equaled net loss.

NOTE 3 - FISCAL YEAR: The Company reports on a 52-53 week fiscal year ending on the last Friday in June, with fiscal quarters ending on the last Friday of each calendar quarter. The Company's fiscal year ending June 27, 2003 will contain 52 weeks. Fiscal 2002 had 52 weeks.

NOTE 4 - NET (LOSS) EARNINGS PER COMMON SHARE: Basic net (loss) earnings per common share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common shares outstanding increased by dilutive common stock warrants and options. As of December 27, 2002, there were 7,051,041 options and warrants outstanding that were exercisable for the Company's common stock. Since the Company incurred a loss in all reported periods, all securities exercisable for the Company's common stock were anti-dilutive. Therefore, diluted loss per share equals basic loss per share.

The following table sets forth the computation of basic and diluted loss per share:

                                                 For the three months ended    For the six months ended


                                                    Dec. 27,      Dec. 28,      Dec. 27,     Dec. 28,
                                                      2002         2001            2002         2001
                                                    --------      --------      --------      --------
                                                       (In thousands)              (In thousands)
Numerator for diluted calculation:

Net loss                                            $   (730)     $ (1,199)     $   (669)     $ (1,436)
                                                    ========      ========      ========      ========

Denominator:
    Weighted average common shares outstanding        11,682        11,682        11,682        11,682
    Dilutive effect of stock warrants and options          -             -             -             -
                                                    --------      --------      --------      --------
Denominator for diluted calculation                   11,682        11,682        11,682        11,682
                                                    ========      ========      ========      ========

NOTE 5 - INVENTORIES: Inventories consisted of the following major classifications:

                                                Dec. 27,     June 28,
                                                  2002         2002
                                            -------------- ------------
                                                   (In thousands)

Raw materials and subassemblies                $    2,981    $    3,851
Work in process                                       420           144
Finished goods                                      3,850         3,367
                                            -------------- ------------
                                               $    7,251    $    7,362
                                            ============== ============


NOTE 6 - REVOLVING CREDIT FACILITY: The Company has a credit facility ("Credit Facility") that consists of a $6.0 million revolving line of credit and a term loan. The revolving credit facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of the eligible accounts receivable and 50% of eligible inventory, subject to certain reserves. As a result of such limitation, the maximum borrowings available to the Company was $3.6 million as of December 27, 2002. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is September 30, 2003, while the term loan is to be repaid in equal installments through March 31, 2003 with a final payment of $51,000, subject to mandatory repayments from asset disposition proceeds. At December 27, 2002 and June 28, 2002, there were no borrowings outstanding under the revolving credit facility. There was $51,000 and $455,000 outstanding under the term loan as of December 27, 2002 and June 28, 2002, respectively. As a result of the loss during the period, the Company's consolidated tangible net worth was $150,000 below the $14.0 million minimum amount required by the loan agreements. The Company has received a waiver of this requirement from its lender until March 28, 2003.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. SFAS No. 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 requires that exit or disposal costs be recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a liability and the related expense under SFAS No. 146. SFAS No.146 grandfathers the accounting for liabilities that were previously recorded under EITF Issue 94-3. Therefore, the accounting for the costs associated with the Company's pre-January 1, 2003 exit and disposal activities will be unaffected upon adoption of SFAS No. 146.

NOTE 8 - SIGNIFICANT CUSTOMERS: For the periods ended December 27, 2002 and December 28, 2001, one customer accounted for approximately 56% and 57%, respectively, of the Company's consolidated net sales.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the foregoing consolidated financial statements and notes thereto.

BUSINESS

TII Network Technologies, Inc. and subsidiary, formerly named TII Industries, Inc. (collectively, the "Company" or "TII"), designs, produces and markets lightning and surge protection products, network interface devices ("NIDs"), station electronic and other products. The Company has been a leading supplier of overvoltage surge protectors to U.S. telephone operating companies ("Telcos") for over 30 years.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

TII's consolidated financial statements have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments. The Company believes that the issues associated with determining the carrying value of the Company's inventories and long-lived assets are the most critical areas where management's judgments and estimates affect the Company's reported results. While the Company believes its estimates are reasonable, misinterpretation of the conditions that effect the valuation of these assets could result in actual results varying from reported results, which are based on the Company's estimates, assumptions and judgments as of the balance sheet date.

Inventories are required to be stated at the lower of cost or market. In establishing the appropriate inventory reserves management assesses the ultimate recoverability of the inventory considering such issues as technological advancements in products as required by the Company's customers, changes within the marketplace and general economic conditions.

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

GENERAL

Over the last several years, the Company restructured and downsized its operations to reduce its cost structure, for which the Company recognized significant charges at the time (including in the fourth quarter of fiscal
2002). These actions included outsourcing the majority of the Company's manufacturing to Pacific Rim contract manufacturers, a significant reduction of manufacturing and other personnel, the consolidation of certain functional departments from Puerto Rico to the Company's New York headquarters, the writing down of certain assets and the discontinuance of the Digital Closet product line. These actions enabled the Company to operate profitably for the first quarter of fiscal 2003. However, during the second quarter of fiscal 2003, the continuation of an inventory reduction plan and a work slowdown at the Company's principal customer were primarily responsible for a decline in sales from the first quarter levels resulting in a loss for the quarter. In response to this further sales decline, the Company has taken additional steps to lower its cost structure including a workforce reduction of approximately twenty people in December 2002.

RESULTS OF OPERATIONS

Net sales for the fiscal 2003 second quarter were $5.5 million compared to $6.4 million for the comparative prior year period, a decrease of approximately $896,000 or 13.9 percent. Net sales for the first six months of fiscal 2003 were $12.6 million compared to $15.5 million for the similar prior year period, a decrease of approximately $2.9 million or 18.8 percent. The decrease in both fiscal 2003 periods is due to the continuing telecommunications industry-wide slowdown, cutbacks by telecommunications' service providers in their construction and maintenance budgets, actions taken by the service providers to reduce inventory levels, a reduction in the number of telephone access lines per subscriber being deployed and, in the second quarter of fiscal 2003, a work slowdown at the Company's principal customer. The Company has not seen an improvement in these trends and expects the slowdown in the telecommunications industry and the work slowdown at its principal customer continue to negatively impact sales through fiscal 2003.

Gross profit for the fiscal 2003 second quarter was $1.2 million compared to $1.4 million for the comparative prior year period, a decrease of approximately $219,000 or 15.7 percent, while gross profit margins for the comparative quarters were 21.2% and 21.6%, respectively. Gross profit for the six months ended December 27, 2002 was $3.0 million compared to $3.7 million for the same prior year period, a decrease of approximately $645,000 or 17.6%, while gross profit margins for the comparable periods were 23.9% and 23.6%, respectively. The lower gross profit levels in both fiscal 2003 periods were due to the lower sales levels. Gross margins were essentially at the same levels as in the prior year comparable periods, despite the lower sales levels, due to the actions taken by the Company to reduce its cost structure and an improved mix of sales of higher margin products.

Selling, general and administrative expenses for the second quarter of fiscal 2003 were $1.5 million compared to $2.2 million for the comparable prior year period, a decrease of approximately $641,000 or 29.8%. Included in the fiscal 2003 second quarter and six-month results was a gain of $107,000 from the sale of a condominium and severance expenses of $165,000 for a workforce reduction that occurred in the second quarter. For the six months ended December 27, 2002, selling, general and administrative expenses were $3.0 million compared to $4.1 million for the same prior year period, a decrease of approximately $1.1 million or 27.6%. The overall expense decreases reflect the actions taken by the Company to reduce its cost structure and the effect of the lower sales on variable expenses.

Research and development expenses for the second quarter of fiscal 2003 were $382,000 compared to $426,000 for the comparable prior year period, a decrease of approximately $44,000 or 10.3%. For the six months ended December 27, 2002, research and development expenses were $736,000 compared to $987,000 for the same prior period, a decrease of $251,000 or 25.4%. The Company has been able to reduce its direct outlays for these expenses through the use of collaborative engineering efforts with its contract manufacturers.

Interest expense for the second quarter of fiscal 2003 was $13,000 compared to $12,000 for the comparable prior year period. For the first six months of fiscal 2003 interest expense was $23,000 compared to $40,000 for the comparable prior year period. The decline for the six months period was due to decreased borrowings under the Company's credit facilities and lower prevailing interest rates.

Interest income for the second quarter of fiscal 2003 was $5,000. The Company had no interest income in the comparable prior year period. For the first six months of fiscal 2003 interest income was $9,000 compared to $1,000 for the comparable prior year period. The increases were due to higher average cash and cash equivalent balances held by the Company.

The net loss for the second quarter and first six months of fiscal 2003 were $730,000 and $669,000 respectively, compared to net losses in the comparable prior fiscal 2002 periods of $1.2 million and $1.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents balance was $2.1 million at December 27, 2002 compared to $868,000 at the end of fiscal 2002, an increase of approximately $1.2 million and, compared to $186,000 at December 28, 2001, an increase of approximately $1.9 million. The increase during the six months ended December 27, 2002 occurred primarily as a result of a higher rate of collections of receivables and lower relative payments of accounts payable due to the timing of these payments. In the third quarter of fiscal 2003, the Company expects that cash levels will decrease as a result of higher relative payments of accounts payable. The Company also anticipates that inventories will increase during the third quarter of fiscal 2003 due to the timing of shipments from suppliers and the anticipated lower sales levels. Working capital decreased to $8.0 million at the end of the second quarter of fiscal 2003 from $8.2 million at the end of fiscal 2002.

For the six months ended December 27, 2002, the Company generated $1.7 million of net cash from operating activities compared to $235,000 for the six months ended December 28, 2001. The cash generated from operating activities in the current year's six month period primarily resulted from a higher rate of collections of receivables and lower relative payments of accounts payable due to the timing of these payments. The net cash generated from operating activities in the fiscal 2002 period was due to a reduction in receivables of $3.4 million and inventories of $752,000 offset, in large part, by the net cash operating loss of $764,000 and a decrease in accounts payable and accrued liabilities of $3.0 million.

Net cash of $76,000 was used in the first half of fiscal 2003 in investing activities for net purchases of capital assets of $248,000, partially offset by net cash realized from the sale of a long-lived asset of $172,000. For the six months ended December 28, 2001 investing activities used $174,000 for purchases of capital assets.

Net cash of $383,000 was used in financing activities in the first six months of fiscal 2003 for debt repayments and payments of obligations under capital leases. For the six months ended December 28, 2001 financing activities used $108,000 for debt repayments.

Although the Company has no current material commitments for capital expenditures, it expects to purchase new equipment and incur leasehold improvements in the normal course of business, subject to the maximum amount permitted under its revolving credit facility discussed below.

The Company has a credit facility ("Credit Facility") that consists of a $6.0 million revolving line of credit and a term loan. The revolving credit facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of the eligible accounts receivable and 50% of eligible inventory, subject to certain reserves. As a result of such limitation, the maximum borrowings available to the Company was $3.3 million as of December 27, 2002. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is September 30, 2003, while the term loan is to be repaid in equal installments through March 31, 2003 with a final payment of $51,000, subject to mandatory repayments from asset disposition proceeds. At December 27, 2002 and June 28, 2002, there were no borrowings outstanding under the revolving credit facility. There was $51,000 and $455,000 outstanding under the term loan as of December 27, 2002 and June 28, 2002, respectively. As a result of the loss during the period, the Company's consolidated tangible net worth was $150,000 below the $14.0 million minimum amount required by the loan agreements. The Company has received a waiver of this requirement from its lender until March 28, 2003.

If the Company's tangible net worth does not increase to at least $14.0 million at March 28, 2003, the Company might not be entitled to further revolving credit loans and the bank lender could require repayment of any revolving credit loans outstanding as of that date (the remaining $51,000 of the Company's term loan is due in any event on March 31, 2003). The Company has commenced negotiations with its bank lender to amend and extend the Credit Facility past September 30, 2003. There can be no assurance that the Company will be able to amend or extend the Credit Facility to beyond September 2003 or obtain a substitute credit facility.

Funds anticipated to be generated from operations, together with available cash and anticipated borrowings under the Credit Facility, are considered to be adequate to finance the Company's operational and capital needs for the balance of fiscal 2003. However, if the slowdown in the telecommunications industry and the work slowdown at the Company's principal customer continues for an extended period of time or should the Company cease having the availability of the Credit Facility (by acceleration or at maturity), the Company will most likely need to seek additional financing to support its operations.

FORWARD-LOOKING

In order to keep the Company's stockholders and investors informed of the Company's future plans, this Report contains and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers contain, forward-looking statements concerning, among other things, the Company's future plans and objectives that are or may be deemed to be "forward-looking statements." The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders and potential investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to, general economic and business conditions, including the regulatory environment applicable to the communications industry; weather and similar conditions; the Company's ability to continue to make sales to its principal customer at or above present levels; the Company's ability to develop additional customers; competition; potential technological changes, including the Company's ability to timely develop new products and adapt its existing products to technological changes; potential changes in customer spending and purchasing policies and practices; the level of inventories maintained by the Company's customers; loss or disruption of sales to major customers as a result of, among other things, labor disputes at these customers, third party labor disputes, political unrest in or shipping disruptions from countries in which the Company's contract manufacturers produce the Company's products; labor disputes at the ports from which the Company imports its products, the Company's ability to market existing and new products; its ability to retain and win contracts; risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance; dependence on third parties for products and product components; the Company's ability to maintain its relationship with or reduce its dependence upon one of its principal contract manufacturers which is an affiliate of a customer, the Company's ability to attract and retain technologically qualified personnel; the Company's ability to fulfill its growth strategies; the Company's ability to maintain the listing of its Common Sock on the Nasdaq SmallCap market; the availability of financing on satisfactory terms; and other factors discussed elsewhere in this Report and in other Company reports hereafter filed with the Securities and Exchange Commission.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Company's Annual Meeting of Stockholders held on December 4, 2002, the Company's stockholders:

(a) Elected the following to serve as Class II directors of the Company until the Company's Annual Meeting of Stockholders to be held in the year 2005 and until their respective successors are elected and qualified by the following votes:

                                                     For                Withheld
                                                     ---                --------

        James R. Grover Jr.                      9,483,571              253,675
        George S. Katsarakes                     9,501,696              235,550


(b) Ratified the selection by the Board of Directors of KPMG LLP as the Company's independent public accountants for the Company's fiscal year ending June 27, 2003 by the following votes:

               For                          Against              Abstain
               ---                          -------              -------

               9,610,092                    124,620              2,534



ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits:

4 Waiver letter dated February 6, 2003 from GMAC Commercial Credit LLC to the Company.

99.01 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)            Reports on Form 8-K:

               During the quarter for which this Report is filed, the Company filed a Current Report on Form 8-K dated (date of earliest event reported) December 16, 2002 reporting under Item 5 - Other Events. No financial statements were filed with that Report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TII NETWORK TECHNOLOGIES, INC.


Date: February 10, 2003                By: /s/ Kenneth A. Paladino
                                           -----------------------
                                           Kenneth A. Paladino
                                           Vice President-Finance, Treasurer and
                                           Chief Financial Officer

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


                                                   /s/ Timothy J. Roach,
Date: February 10, 2003                            ----------------------------
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


                                                 /s/ Kenneth A. Paladino,
Date: February 10, 2003                          -----------------------------
                                                 Kenneth A. Paladino,
                                                 Vice President-Finance
                                                 and Principal Financial Officer

                                  Exhibit Index

4 Waiver letter dated February 6, 2003 from GMAC Commercial Credit LLC to the Company.


99.01 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.