Form 10-Q
period 2003-03-28
TII NETWORK TECHNOLOGIES INC
filed 2003-05-13
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003

Commission file number 1-8048

TII NETWORK TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

State of incorporation: Delaware	IRS Employer Identification No: 66-0328885

1385 Akron Street, Copiague, New York 11726
(Address and zip code of principal executive office)

(631) 789-5000
(Registrant’s telephone number, including area code)

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
  Yes ___ No X

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of April 24, 2003 was 11,682,284

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 28, 2003	June 28, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$641	$868
Accounts receivable, net	2,538	3,518
Inventories	6,682	7,362
Other current assets	104	212

Total current assets	9,965	11,960

Property, plant and equipment, net	5,445	5,846
Other assets	524	722

TOTAL ASSETS	$15,934	$18,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$15	$476
Accounts payable and accrued liabilities	2,219	3,260

Total current liabilities	2,234	3,736

Long-term debt	33	13

Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, par value $1.00 per share; 1,000,000 shares authorized;
Series D Junior Participating, 30,000 shares authorized, no shares
outstanding	--	--
Common Stock, par value $.01 per share; 30,000,000 shares authorized;
11,699,921 shares issued and 11,682,284 shares outstanding
	117	117
Additional paid-in capital	37,867	37,867
Accumulated deficit	(24,036)	(22,924)

	13,948	15,060
Less: Treasury stock, at cost; 17,637 common shares	(281)	(281)

Total stockholders' equity	13,667	14,779

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,934	$18,528

See Notes to Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended		Nine months ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
	(Unaudited)		(Unaudited)
Net sales	$5,006	$6,988	$17,616	$22,518
Cost of sales	3,919	5,309	13,513	17,178

Gross profit	1,087	1,679	4,103	5,340

Operating expenses:
Selling, general and administrative	1,253	2,116	4,204	6,189
Research and development	285	420	1,021	1,407

Total operating expenses	1,538	2,536	5,225	7,596

Operating loss	(451)	(857)	(1,122)	(2,256)
Interest expense	(8)	(15)	(31)	(55)
Interest income	6	1	15	2
Other income	10	23	26	25

Net loss	$(443)	$(848)	$(1,112)	$(2,284)

Net loss per common share:
Basic	$(0.04)	$(0.07)	$(0.10)	$(0.20)

Diluted	$(0.04)	$(0.07)	$(0.10)	$(0.20)

Weighted average common shares outstanding:
Basic and Diluted	11,682	11,682	11,682	11,682

See Notes to Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders Equity
Balance, June 28, 2002	11,682,284	$117	$37,867	$(22,924)	$(281)	$14,779

Net loss for the nine months
ended March 28, 2003	--	--	--	(1,112)	--	(1,112)

Balance, March 28, 2003	11,682,284	$117	$37,867	$(24,036)	$(281)	$13,667

See Notes to Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the nine months ended
	March 28, 2003	March 29, 2002
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,112)	$(2,284)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	836	1,012
Gain from sale of condominiums	(212)	--
Changes in operating assets and liabilities:
Accounts receivables	980	3,147
Inventories	680	3,373
Other assets	162	(151)
Accounts payable and accrued liabilities	(1,041)	(4,055)

Net cash provided by operating activities	293	1,042

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from dispositions	(375)	(275)
Net proceeds from sale of condominiums	329	--

Net cash used in investing activities	(46)	(275)

Cash Flows from Financing Activities:
Repayment of debt and obligations under capital leases	(474)	(189)
Net repayment of borrowings under revolving credit facility	--	(721)

Net cash used in financing activities	(474)	(910)

Net decrease in cash and cash equivalents	(227)	(143)
Cash and cash equivalents, at beginning of period	868	233

Cash and cash equivalents, at end of period	$641	$90

Supplemental disclosure of cash and non-cash transactions:
Cash paid during the period for interest	$31	$64

Capital lease obligation incurred to purchase equipment	$33	$--

See Notes to Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Interim financial statements: The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. The consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 – Comprehensive loss: For the nine months ended March 28, 2003 and March 29, 2002 comprehensive loss equaled net loss.

Note 3 — Fiscal year: The Company reports on a 52-53 week fiscal year ending on the last Friday in June, with fiscal quarters ending on the last Friday of each calendar quarter. The Company’s fiscal year ending June 27, 2003 will contain 52 weeks. Fiscal 2002 had 52 weeks.

Note 4 – Stock–Based Compensation: The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated in the table below.

	For the nine months ended
	March 28, 2003	March 29, 2002
	(In Thousands)
Net loss:
As reported	$(1,112)	$(2,284)
Pro Forma	$(1,481)	$(2,919)
Diluted loss per share:
As reported	$(0.10)	$(0.20)
Pro Forma	$(0.13)	$(0.25)

Note 5 — Net (loss) earnings per common share: Basic net (loss) earnings per common share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common shares outstanding increased by dilutive common stock warrants and options. As of March 28, 2003, there were 6,998,041 options and warrants outstanding that were exercisable for the Company’s common stock. Since the Company incurred a loss in all reported periods, all securities exercisable for the Company’s common stock were anti-dilutive. Therefore, diluted loss per share equals basic loss per share.

The following table sets forth the computation of basic and diluted loss per share:

	For the three months ended		For the nine months ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
	(In thousands)		(In thousands)
Numerator for diluted calculation:
Net loss	$(443)	$(848)	$(1,112)	$(2,284)

Denominator:
Weighted average common shares outstanding	11,682	11,682	11,682	11,682
Dilutive effect of stock warrants and options	--	--	--	--

Denominator for diluted calculation	11,682	11,682	11,682	11,682

Note 6 — Inventories: Inventories consisted of the following major classifications:

	March 28, 2003	June 28, 2002
	(In thousands)
Raw materials and subassemblies	$3,051	$3,851
Work in process	327	144
Finished goods	3,304	3,367

	$6,682	$7,362

Note 7 – Revolving Credit Facility: The Company has a credit facility (“Credit Facility”) that consists of a $6.0 million revolving line of credit and a term loan. The revolving credit facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of the eligible accounts receivable and 50% of eligible inventory, subject to certain reserves. As a result of this limitation, the maximum borrowings available to the Company was $4.2 million as of March 28, 2003. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is September 30, 2003. At March 28, 2003 and June 28, 2002, there were no borrowings outstanding under the revolving credit facility. At June 28, 2002, there was $455,000 outstanding under the term loan, which was repaid as of March 28, 2003. As a result of the loss during the period, the Company’s consolidated tangible net worth was below the minimum amount required by the loan agreements. The Company has received a waiver of this requirement and the bank has amended the minimum consolidated net worth requirement to $12.0 million.

Note 8 – Recently Issued Accounting Pronouncements: SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in July 2002. SFAS No. 146, which became effective for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 requires that exit or disposal costs be recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a liability and the related expense under SFAS No. 146. SFAS No.146 grandfathers the accounting for liabilities that were previously recorded under EITF Issue 94-3. Therefore, the accounting for the costs associated with the Company’s pre-January 1, 2003 exit and disposal activities was unaffected upon adoption of SFAS No. 146. The Company had no exit or disposal activities that were initiated after December 31, 2002. Of the $343,000 of accrued severance costs at December 27, 2002, $277,000 was paid in the quarter ended March 28, 2003 and the remaining $66,000 will be paid in the fourth quarter of fiscal 2003 in accordance with the employee severance agreements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, “Accounting for Stock-Based Compensation.” Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement for the current fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on the Company’s consolidated financial position or results of operations. The Financial Accounting Standards Board recently indicated that it would require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. The Company will continue to monitor the progress on the issuance of this standard as well as evaluate its position with respect to current guidance.

Note 9 – Significant Customers: For the nine months ended March 28, 2003 and March 29, 2002, the Company’s principal customer accounted for approximately 57% and 54%, respectively, of the Company’s consolidated net sales. Another customer accounted for approximately 10% of the Company’s consolidated net sales for the nine months ended March 28, 2003. The Company’s principal customer accounted for 47% and another customer for 12% of the Company’s accounts receivable at March 28, 2003.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the foregoing consolidated financial statements and notes thereto.

Business

TII Network Technologies, Inc., formerly named TII Industries, Inc., and subsidiary (collectively the “Company” or “TII”), designs, produces and markets lightning and surge protection products, network interface devices (“NIDs”), station electronic and other products. The Company has been a leading supplier of overvoltage surge protectors to U.S. telephone operating companies (“Telcos”) for over 35 years.

Critical Accounting Policies, Estimates and Judgments

TII’s consolidated financial statements have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments. The Company believes that the determination of the carrying value of the Company’s inventories and long-lived assets are the most critical areas where management’s judgments and estimates most affect the Company’s reported results. While the Company believes its estimates are reasonable, misinterpretation of the conditions that effect the valuation of these assets could result in actual results varying from reported results, which are based on the Company’s estimates, assumptions and judgments as of the balance sheet date.

Inventories are required to be stated at the lower of cost or market. In establishing the appropriate inventory reserves, management assesses the ultimate recoverability of the inventory considering such factors as technological advancements in products as required by the Company’s customers, changes within the marketplace and general economic conditions.

The Company reviews long-lived assets, such as fixed assets, whether held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

General

Over the last several years, the Company restructured and downsized its operations to reduce its cost structure, for which the Company recognized significant charges at the time (including in the fourth quarter of fiscal 2002). These actions included outsourcing the majority of the Company’s manufacturing to Pacific Rim contract manufacturers, a significant reduction of manufacturing and other personnel, the consolidation of certain functional departments from Puerto Rico to the Company’s New York headquarters, the writing down of certain assets and the discontinuance of the Digital Closet product line. These actions enabled the Company to operate profitably for the first quarter of fiscal 2003. However, during the second and third quarters of fiscal 2003, the continuation of the inventory reduction policies of the Company’s principal customer and a work slowdown by some of their employees were primarily responsible for a decline in sales from the first quarter levels resulting in losses for the second and third quarters. In response to this further sales decline, the Company has taken additional steps to lower its cost structure including a workforce reduction of approximately twenty people that occurred in December 2002. Of the $343,000 of accrued severance costs at December 27, 2002, $277,000 was paid in the quarter ended March 28, 2003 and the remaining $66,000 will be paid in the fourth quarter of fiscal 2003 in accordance with the employee severance agreements.

Results of Operations

Net sales for the fiscal 2003 third quarter were $5.0 million compared to $7.0 million for the comparative prior year period, a decrease of approximately $2.0 million or 28.4%. Net sales for the first nine months of fiscal 2003 were $17.6 million compared to $22.5 million for the similar prior year period, a decrease of approximately $4.9 million or 21.8%. The decrease in both fiscal 2003 periods was due to the continuing telecommunications industry-wide slowdown, cutbacks by telecommunications’ service providers in their construction and maintenance budgets, actions taken by the service providers to reduce inventory levels, a reduction in the number of telephone access lines per subscriber being deployed and, beginning in the second quarter of fiscal 2003, a work slowdown at the Company’s principal customer as part of a threatened potential job action. While the Company anticipates sales to improve from current levels, the issues confronting the telecommunications industry are expected to continue to affect the Company’s sales levels into fiscal 2004.

Gross profit for the fiscal 2003 third quarter was $1.1 million compared to $1.7 million for the comparative prior year period, a decrease of approximately $592,000 or 35.3%, while gross profit margins for the comparative quarters were 21.7% and 24.0%, respectively. Gross profit for the nine months ended March 28, 2003 was $4.1 million compared to $5.3 million for the same prior year period, a decrease of approximately $1.2 million or 23.2%, while gross profit margins for the comparable periods were 23.3% and 23.7%, respectively. The lower gross profit levels and gross margins in the third quarter of fiscal 2003 were principally due to the lower sales levels. Gross profit margins for the comparable nine-month periods were essentially at the same levels, despite the lower sales levels in the fiscal 2003 period, due to the actions taken by the Company to reduce its cost structure and an improved mix of sales of higher margin products.

Selling, general and administrative expenses for the third quarter of fiscal 2003 were $1.3 million compared to $2.1 million for the comparable prior year period, a decrease of approximately $863,000 or 40.8%. For the nine months ended March 28, 2003, selling, general and administrative expenses were $4.2 million compared to $6.2 million for the same prior year period, a decrease of approximately $2.0 million or 32.1%. The third quarter of fiscal 2003 and the nine-month results include gains from the sale of company owned condominiums of $105,000 and $212,000, respectively. The Company currently does not plan to sell either of its two remaining condominiums. The remainder of the expense decrease reflects the actions taken by the Company to reduce its cost structure in response to the lower sales levels and to the effect of the lower sales on variable expenses.

Research and development expenses for the third quarter of fiscal 2003 were $285,000 compared to $420,000 for the comparable prior year period, a decrease of approximately $135,000 or 32.1%. For the nine months ended March 28, 2003, research and development expenses were $1.0 million compared to $1.4 million for the same prior period, a decrease of $386,000 or 27.4%. The Company has been able to reduce its direct outlays for these expenses through the use of collaborative engineering efforts with its contract manufacturers.

Interest expense for the third quarter of fiscal 2003 was $8,000 compared to $15,000 for the comparable prior year period. For the first nine months of fiscal 2003 interest expense was $31,000 compared to $55,000 for the comparable prior year period. The decline for the third quarter and nine-month period was due to decreased borrowings under the Company’s credit facilities and lower prevailing interest rates.

Interest income for the third quarter of fiscal 2003 was $6,000 compared to $1,000 for the comparable prior year period. For the first nine months of fiscal 2003 interest income was $15,000 compared to $2,000 for the comparable prior year period. The increases were due to higher average cash and cash equivalent balances held by the Company.

The net loss for the third quarter of fiscal 2003 was $443,000 or $0.04 per share, compared to a net loss of $848,000, or $0.07 per share, in the year ago quarter. The net loss for the fiscal 2003 first nine months was $1.1 million, or $0.10 per share, compared to a net loss of $2.3 million, or $0.20 per share, in the year ago nine month period.

Liquidity and Capital Resources

The Company’s cash and cash equivalents was $641,000 at March 28, 2003 compared to $868,000 at the end of fiscal 2002, a decrease of approximately $227,000 and, compared to $90,000 at March 29, 2002, an increase of approximately $551,000. The decrease during the nine months ended March 28, 2003 occurred primarily as a result of the net operating loss during the period and payments of accounts payable and debt partially offset by a reduction in accounts receivable and inventory. Working capital decreased to $7.7 million at the end of the third quarter of fiscal 2003 from $8.2 million at the end of fiscal 2002.

For the nine months ended March 28, 2003, the Company generated $293,000 of net cash from operating activities compared to $1.0 million for the nine months ended March 29, 2002. The cash generated from operating activities in the first nine months was primarily due to a reduction in receivables of $980,000 and inventories of $680,000, offset, in large part, by a net cash operating loss of $276,000 and a decrease in accounts payable and accrued liabilities of $1.0 million. The net cash generated from operating activities in the fiscal 2002 period was due to a reduction in receivables of $3.1 million and inventories of $3.4 million offset, in large part, by a net cash operating loss of $1.3 million and a decrease in accounts payable and accrued liabilities of $4.1 million.

Net cash of $46,000 was used in the first nine months of fiscal 2003 in investing activities for net purchases of capital assets of $375,000, partially offset by net cash realized from the sale of long-lived assets of $329,000. For the nine months ended March 29, 2002 investing activities used $275,000 for purchases of capital assets.

Net cash of $474,000 was used in financing activities in the first nine months of fiscal 2003 for debt repayments and payments of obligations under capital leases. For the nine months ended March 29, 2002 financing activities used $910,000 for net debt repayments.

Although the Company has no current material commitments for capital expenditures, it expects to purchase new equipment and incur leasehold improvements in the normal course of business at a level of expenditure for the balance of fiscal 2003 consistent with average expenditures made during the nine months ended March 28, 2003. The Company’s revolving credit facility limits the level of expenditures to $5.8 million in fiscal 2003.

The Company has a credit facility (“Credit Facility”) that consists of a $6.0 million revolving line of credit and a term loan. The revolving credit facility enables the Company to have up to $6.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of the eligible accounts receivable and 50% of eligible inventory, subject to certain reserves. As a result of this limitation, the maximum borrowings available to the Company was $4.2 million as of March 28, 2003. Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is September 30, 2003. At March 28, 2003 and June 28, 2002, there were no borrowings outstanding under the revolving credit facility. At June 28, 2002, there was $455,000 outstanding under the term loan, which was repaid as of March 28, 2003. As a result of the loss during the period, the Company’s consolidated tangible net worth was below the minimum amount required by the loan agreements. The Company has received a waiver of this requirement and the bank has amended the minimum consolidated net worth requirement to $12.0 million.

Subject to extension in certain instances, the scheduled maturity date of revolving credit loans is September 30, 2003. The Company is in discussions with its bank lender to amend and extend the Credit Facility past September 30, 2003. There can be no assurance that the Company will be able to amend or extend the Credit Facility to beyond September 2003 or obtain a substitute credit facility.

Funds anticipated to be generated from operations, together with available cash and anticipated borrowings under the Credit Facility, are considered to be adequate to finance the Company’s operational and capital needs for the balance of fiscal 2003. However, if the slowdown in the telecommunications industry and the work slowdown at the Company’s principal customer continues for an extended period of time or should the Company cease having the availability of the Credit Facility, including by reason of the non-renewal therof, the Company will most likely need to seek additional financing to support its operations.

Forward-looking

In order to keep the Company’s stockholders and investors informed of the Company’s future plans, this Report contains and, from time to time, other reports and oral or written statements issued by the Company or on its behalf by its officers contain, forward-looking statements concerning, among other things, the Company’s future plans and objectives that are or may be deemed to be “forward-looking statements.” The Company’s ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes that it is in the best interests of its stockholders and potential investors to take advantage of the “safe harbor” provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to, general economic and business conditions, including the regulatory environment applicable to the communications industry; weather and similar conditions; the Company’s ability to continue to make sales to its principal customer at or above present levels; the Company’s ability to develop additional customers; competition; potential technological changes, including the Company’s ability to timely develop new products and adapt its existing products to technological changes; potential changes in customer spending and purchasing policies and practices; the level of inventories maintained by the Company’s customers; loss or disruption of sales to major customers as a result of, among other things, labor disputes at these customers; third party labor disputes; political unrest in or shipping disruptions from countries in which the Company’s contract manufacturers produce the Company’s products; labor disputes at the ports from which the Company imports its products; the Company’s ability to market existing and new products; its ability to retain and win contracts; risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance; dependence on third parties for products and product components; the Company’s ability to maintain its relationship with or reduce its dependence upon one of its principal contract manufacturers which is an affiliate of a customer; the Company’s ability to attract and retain technologically qualified personnel; the Company’s ability to fulfill its growth strategies; the Company’s ability to maintain the listing of its Common Stock on the Nasdaq SmallCap market; the availability of financing on satisfactory terms; and other factors discussed elsewhere in this Report and in other Company reports hereafter filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risks, including changes in U.S. dollar interest rates. The interest payable under the Company’s Credit Agreement is principally between 250 and 275 basis points above the London Interbank Offered Rate (“LIBOR”) and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to the consolidated operating results of the Company.

The Company requires foreign sales to be paid for in U.S. currency and pays all of its suppliers in U.S. currency.

Item 4. Controls and Procedures

(a)     Evaluation of disclosure controls and procedures

Within 90 days prior to the date of this report, an evaluation was carried out of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as defined in, and pursuant to, Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of the Company’s management, including, the Company’s President and principal executive officer and Vice President-Finance and principal financial officer. Based on that evaluation, the Company’s President and principal executive officer and Vice President-Finance and principal financial officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and the Company’s subsidiary is made known to them.

(b)     Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the evaluation discussed above.

PART II

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

4.1	Waiver dated May 7, 2003 from GMAC Commercial Credit LLC to the Company.

4.2	Amendment dated May 7, 2003 from GMAC Commercial Credit LLC to the Company.

99.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TII NETWORK TECHNOLOGIES, INC.

Date: May 12, 2003	/s/ Kenneth A. Paladino Kenneth A. Paladino, Vice President-Finance and Principal Financial Officer

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ Timothy J. Roach Timothy J. Roach, President and Principal Executive Officer

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ Kenneth A. Paladino Kenneth A. Paladino, Vice President-Finance and Principal Financial Officer

Exhibit Index

4.1	Waiver dated May 7, 2003 from GMAC Commercial Credit LLC to the Company.

4.2	Amendment dated May 7, 2003 from GMAC Commercial Credit LLC to the Company.

99.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.