Form 10-K
period 2003-06-27
TII NETWORK TECHNOLOGIES INC
filed 2003-09-25
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
Washington. D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2003

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

                                (631) 789-5000
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock. $.01 par value
Series D Junior Participating Preferred Stock Purchase Rights

        Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock of the registrant outstanding as of September 19, 2003 held by non-affiliates of the registrant was approximately $11.6 million. While such market value excludes the market value of shares that may be deemed beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

        The number of shares of the Common Stock of the registrant outstanding as of September 19, 2003 was 11,922,284.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Forward-Looking Statements

Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to:

  general economic and business conditions, especially as it pertains to the telecommunications industry;
  the level of inventories maintained by the Company's customers;
  potential changes in customer spending and purchasing policies and practices;
  potential technological changes, including the Company's ability to timely develop new products and adapt its existing products to technological changes (see "Business - Products" and "Business - Research and Development");
  risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance (see "Business -General");
  the Company's ability to market existing and new products (see "Business - General" and "Business - Marketing and Sales");
  the Company's ability to retain and win contracts;
  the Company's dependence on third parties for product manufacturing and product components (see "Business - Raw Materials" and "Business - Manufacturing");
  the Company's ability to maintain its relationship with or reduce its dependence upon one of its principal contract manufacturers which is an affiliate of a principal customer (see "Business - Manufacturing");
  the potential for the disruption of shipments to major customers as a result of, among other things, third party labor disputes, political unrest in or shipping disruptions from countries in which the Company's contract manufacturers produce the Company's products;
  weather and similar conditions, particularly the effect of hurricanes on the Company's manufacturing, assembly and warehouse facilities in Puerto Rico or the Pacific Rim (see "Business - Manufacturing" and "Properties");
  competition (see "Business - Competition");
  the Company's ability to attract and retain technologically qualified personnel (see "Business - Employees");
  the Company's ability to fulfill its growth strategies (see "Business - Research and Development");
  the Company's ability to maintain the listing of its Common Stock on the Nasdaq SmallCap market (see "Market For     Registrant's Common Equity and Related Stockholder Matters");
  the availability of financing on satisfactory terms (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Part I

ITEM 1. Business

General

        TII Network Technologies, Inc. and Subsidiary, formerly named TII Industries, Inc. (“Company” or “TII”), designs, produces and markets lightning and surge protection products, network interface devices (“NIDs”) and station electronic and other products. The Company sells these products principally to United States telephone operating companies (“Telcos”), including the Regional Bell Operating Companies (“RBOCs”) and Independent Operating Companies (together, incumbent local exchange carriers or “ILECs”) and competitive local exchange carriers (“CLECs”). The Company also sells to original equipment manufacturers (“OEMs”) and multi-system operators (“MSOs”) of communications services. The Company believes that its products offer superior, cost-effective performance, features and characteristics, including high reliability, long life cycles, ease of installation and optimum protection against adverse environmental conditions. This has resulted in TII becoming a leading supplier of overvoltage surge protectors to the ILECs for use at their subscriber locations.

        Overvoltage surge protection is mandated in the United States by the National Electrical Code (“NEC”) to be installed on subscriber telephone lines to prevent injury to users and damage to their equipment due to surges caused by lightning and other hazardous overvoltages. The NEC is published by the National Fire Protection Agency and typically is adopted by states and local municipalities. While similar requirements exist in most other developed countries, a significant portion of the world’s communications networks remains unprotected from the effects of overvoltage surges. The 1999 edition of the NEC requires overvoltage surge protection to be included on network powered coax lines, a technology that brings telephony and broadband services to homes and businesses. The Company’s patented broadband In-Line® coax protector product line was designed to address this market.

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

        To address the growing demands and complexities of communications networks in the home, the Company is in the process of bringing to market a multi-service residential gateway product through its traditional Telco distribution channels. This new system is referred to as a SID (Service Interface Device), and is being jointly developed and marketed with a technology partner.

         As Telcos expand and upgrade their networks with new technologies to provide users the expanded bandwidth necessary for high-speed transmission of data over traditional Telco lines, TII has developed several station protection and electronic products for use on Telcos’ digital subscriber lines (“DSL”). DSL is superimposed over the existing telephone lines allowing high-speed data to be transmitted over a telephone line.

         Recently, three RBOCs (Verizon, SBC and BellSouth) jointly announced a ten to fifteen year multi-billion dollar capital improvement program to deploy fiber optic lines to virtually all homes and businesses within their regions (referred to as Fiber to the Premise, or “FTTP”). FTTP transmission is significantly faster than traditional copper networks currently deployed by most Telcos and MSOs. As Telcos further expand into the highly competitive delivery of data and video services to subscribers, they believe that faster FTTP networks will give them a technological advantage over the MSOs. While the FTTP program is in the early stage of planning and evaluation by the RBOCs, its deployment could have a significant impact on the Company’s traditional protection based products since FTTP networks require less protection than traditional copper networks. Accordingly, the Company is currently developing a fiber optic based NID and is actively pursuing relationships with suppliers of fiber-optic based network products.

Restructuring and Other Charges

         Over the last several years, in response to the telecommunications industry-wide slowdown, the Company has restructured and downsized its operations to reduce its cost structure. These actions enabled the Company to operate profitably for the first quarter of fiscal 2003. However, during the second and third quarters of fiscal 2003, the continuation of the telecommunications industry-wide slowdown and a work slowdown at the Company’s principal customer were primarily responsible for a decline in sales from the first quarter levels, resulting in losses for the second and third quarters. In response to this sales decline, the Company took additional steps to lower its cost structure, including a workforce reduction in the second quarter of fiscal 2003. The Company’s efforts to reduce its cost structure, together with increased sales in the fourth quarter of fiscal 2003, contributed to the Company’s return to profitability in the fourth quarter of fiscal 2003.

Products

Lightning and Overvoltage Surge Protection Products. The Company designs, produces and markets overvoltage surge protection products principally for the Telco industry. The Company’s surge protection products are primarily for use on the subscribers’ home or business telephone lines. Surge protectors: (i) protect the subscribers and their equipment; (ii) reduce the subscribers’ loss of service; (iii) reduce the communications providers’ loss of revenue due to subscriber outages; and (iv) reduce the communications providers’ costs to replace or repair damaged equipment. Overvoltage surge protectors differ in power capacity, application, configuration and price to meet varying needs.

         In the United States, the NEC mandates overvoltage surge protectors to be installed on all subscribers’ telephone lines that are exposed to lightning and accidental contact with electric light or power conductors.

         Gas Tubes: The Company’s gas tubes represent the foundation upon which most of the Company’s overvoltage surge protector products are based. The principal component of the Company’s overvoltage surge protector is a proprietary two or three electrode gas tube. Overvoltage surge protection is provided when the voltage on a communication line elevates to a level preset in the gas tube, at which time the gases in the tube instantly ionize, momentarily disconnecting the phone or other equipment from the circuit while safely conducting the hazardous surge to ground. When the voltage on the line drops to a safe level, the gases in the tube return to their normal state, returning the phone and other connected equipment to service. The Company’s gas tubes are a standard in the industry and have been designed to withstand multiple high-energy overvoltage surges while continuing to operate over a long service life.

         Modular Station Protectors: One of the Company’s most advanced overvoltage surge protectors, marketed under the trademark Totel Failsafe® (“TFS”), combines the Company’s three electrode gas tube with a thermally operated failsafe mechanism. The three-electrode gas tube is designed to protect equipment from hazardous overvoltage surges and the failsafe mechanism is designed to insure that, under sustained overvoltage conditions, the protector will become permanently grounded. In certain of its modular protectors the Company combines the TFS protection element with a sealing gel making this protector impervious to severe moisture or environmental contamination while providing advanced overvoltage surge protection. The Company has developed several overvoltage protectors for high-speed broadband applications.

         Broadband Coaxial Protectors: The 1999 revision to the NEC requires overvoltage surge protection on all network powered subscriber coax lines, a cable technology that brings telephony and broadband services to homes and businesses. As an integral part of the Company’s broadband product line, the Company has developed and patented a high-performance, 75-ohm Broadband Coax Protector to safeguard coaxial cable lines. While providing overvoltage surge protection, the Company’s In-Line® Broadband Coax Protectors are virtually transparent to the network, permitting high-bandwidth signals to be transmitted without adversely affecting the signal.

         Utilizing the Company’s patent on In-Line® Coaxial Cable Surge Protectors, the Company also offers for sale a 50-ohm Base Station Protector product line which is designed to protect wireless service providers’ cell sites from the damaging effects of lightning and other surges.

         Solid State and Hybrid Modular Station Protectors: Incorporating solid-state components, the Company’s products include solid-state overvoltage surge protectors. While solid-state overvoltage surge protectors are faster than gas tube overvoltage surge protectors at reacting to surges, a feature that some customers believe important in protecting certain of their sensitive equipment, they have lower energy handling capability and higher capacitance than gas tubes. When an overvoltage surge exceeds the energy handling capacity of the solid-state protector, it fails, causing the telephone or other connected equipment to cease operating. High capacitance on a communication line adversely affects high-bandwidth transmission, distorting the signal. As a result, most Telcos use high-energy handling, low capacitance gas tube protectors at the subscriber location. In the Telco’s switching center, where lower energy handling and higher capacitance is not a major concern, solid-state protectors are used more frequently. As communications equipment becomes more complex, a protector’s reaction speed to a surge may be perceived to be more critical than its energy handling capabilities. In response, the Company has also combined solid-state protectors with the Company’s gas tubes in hybrid overvoltage surge protectors. While generally more expensive and complex than gas tube surge protectors, the hybrid surge protector can provide the speed of a solid-state protector with the energy handling capability of a gas tube. (See “Business -Competition.”)

         AC Powerline Protectors: TII’s powerline surge protectors utilize the Company’s surge protection technology and are principally used by Telcos at their central office (“CO”) locations. These devices protect the connected communication equipment against damage or destruction caused when overvoltage surges enter equipment through the powerline. These products have superior surge handling characteristics compared to the standard strip surge protectors that plug into a homeowner’s AC outlet.

         AC Powerline/Dataline Protectors: The Company has developed the TII Lightning and Power Surge Shield™ protection system for personal computers and home entertainment systems. The TII Lightning and Power Surge Shield™ combine the Company’s powerline protection technology with the Company’s proprietary protection for the telephone, DSL, Ethernet and universal serial bus (“USB”) and coax lines. The powerline/dataline protector has unique protection and low capacitance qualities that are ideal for certain applications, especially where protection and low capacitance are necessary, particularly in the emerging market for Home Power Plug networking applications.

        Lightning and overvoltage surge protection products, sold separately from NIDs, accounted for approximately 27%, 31% and 56% of the Company’s net sales during the Company’s fiscal years 2003, 2002 and 2001, respectively.

Network Interface Devices. The Company designs, produces and markets various NIDs, which house the FCC mandated demarcation point between Telco-owned and subscriber-owned property. The Company’s NIDs typically also enclose its overvoltage surge protectors and various station electronic products that, among other things, allow Telcos to remotely test the integrity of their lines minimizing costly maintenance dispatches.

         To address the demand for voice, high-speed data and interactive video services, Telcos and MSOs are expanding and upgrading their networks to accommodate the higher bandwidth necessary to transmit these services. In response, and with future technology in mind, TII has developed a line of broadband NIDs designed to enclose the technology of choice needed to accommodate higher bandwidth signals, whether traditional twisted pair lines, high-bandwidth coaxial cable or fiber optic lines. The Company’s broadband NID product line is modular in design and thus facilitates expansion to accommodate additional subscriber access lines. For use in various markets, the NID product line currently consists of enclosures that accommodate from one to twenty-five access lines. The Company’s broadband NIDs can also accommodate TII’s DSL electronic products in addition to the Company’s patented coaxial overvoltage surge protector. The Company is currently developing a fiber optic based NID to address the anticipated requirements of the FTTP deployment. NID sales represented approximately 62%, 61% and 39% of the Company’s net sales during fiscal 2003, 2002 and 2001, respectively.

Station Electronic and Other Products. The Company designs, produces and markets station electronic products that are typically installed within a NID. One of the Company’s station electronic products allows a Telco to remotely test the integrity of its lines, minimizing costly maintenance dispatches.

        Additionally, as Telcos expand and upgrade their networks with new technologies to provide users with the expanded bandwidth necessary for high-speed transmission of data over traditional Telco lines, TII has developed several DSL station electronic products for this market, including DSL filters and splitters.

Home Networking Systems. To address the growing demands and complexities of communications networks in the home, the Company is in the process of bringing to market a multi-service residential gateway product through its traditional Telco distribution channels. This new system, referred to as a SID (Service Interface Device), is being jointly developed and marketed with a technology partner.

Research and Development

        New product opportunities continue to arise in the Company’s traditional Telco markets as well as in the OEM and MSO markets. The Company also continues to evaluate the commercial, industrial and international markets for its current products as well as variations of them. The Company’s research and development (“R&D”) and related marketing efforts are focused on several projects, currently including:

  Expanding the NID product line to further penetrate the Telco markets, including the Independent and Canadian markets,
  Expanding and enhancing SID, the Company’s multi-service residential gateway system,
  Developing fiber optic connectivity products and enclosures, including a broadband NID product line, to address the anticipated future deployment of FTTP, as well as the expanding use of fiber in homes and businesses,
  Further developing DSL and coaxial cable overvoltage surge protectors and station electronics for the growing broadband communications markets, including Telcos and MSOs,
  Expanding powerline protection technology into targeted markets; and
  Developing sealed IDC (Insulation Displacement Connection Technology) cross-connect terminal enclosures.

        The Company’s R&D strategy includes developing products internally, with technology partners and with contract manufacturers. The Company’s R&D engineers work closely with its contract manufacturers during the design and development phase of all products, especially its gas tubes and enclosures. The Company is jointly developing and marketing SID with a technology partner.

        The Company’s R&D department is skilled and experienced in various technical disciplines, including physics, electrical and mechanical design, with specialization in such fields as plastics, electronics, metallurgy and chemistry. The Company’s contract manufacturing partners are similarly skilled in these R&D fields, with engineering and manufacturing expertise to bring a product of the highest quality and at a competitive price to market on time. The Company’s SID technology partner is skilled in the design of systems products for advanced communications networks.

        The Company utilizes advanced computer aided design equipment networked with collaborative partners and directly linked to stereo lithographic modeling capability to accelerate time-to-market.

         The Company’s R&D expense was $1.3 million, $1.8 million and $2.9 million during fiscal years 2003, 2002 and 2001, respectively. The decreases in both fiscal years 2003 and 2002 were due to the development costs incurred in fiscal 2001 for the Digital product line, which was discontinued in fiscal 2002, and the Company’s ability to reduce these expenses through the use of collaborative engineering efforts with its contract manufacturers. (See “Business – Manufacturing”)

Marketing and Sales

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

         The Company sells to its customers primarily through its direct sales force, a network of distributors and sales representatives. TII also sells to competitive NID suppliers, who incorporate the Company’s overvoltage surge protectors into their products for resale to Telcos.

         The following customers accounted for 10% or more of the Company’s consolidated net sales during one or more of the years presented below. The loss of, or the disruption of shipments to, one of these customers could have a material adverse effect on the Company’s results of operations and financial condition.

	Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
Verizon Corporation (1)	58%	57%	33%
Tyco Electronics Corporation (2)	7%	11%	26%
Telco Sales, Inc.	10%	6%	7%

(1)	The Company is operating under a supply agreement with Verizon that expires in April 2006 and provides for an extension by Verizon for up to one year from that date.
(2)	Tyco Electronics Corporation (a successor to Raychem Corporation) is an OEM that purchases overvoltage protection products from the Company for inclusion within their products, including NIDs.

         Purchases of the Company’s products are generally based on individual customer purchase orders for delivery from inventory or within up to thirty days under general supply contracts. The Company, therefore, has no material firm backlog of orders.

         The Company’s international sales were approximately $768,000 in fiscal 2003 (3% of sales), $1.3 million in fiscal 2002 (4% of sales) and $1.9 million in fiscal 2001 (5% of net sales). International sales have been made primarily to countries in the Caribbean, South and Central America, Canada, the Pacific Rim and Europe. The Company requires foreign sales to be paid for in U.S. currency. International sales are affected by such factors as NAFTA requirements, exchange rates, changes in protective tariffs and foreign government import controls. The Company believes international markets continue to offer additional opportunities for its products and continues to seek methods to increase these sales.

Manufacturing

        While the Company maintains a quick-response, low-cost assembly and specialty gas tube manufacturing operation at its facility in Puerto Rico, with the re-alignment of the Company’s operations, significantly all the high volume production has been outsourced and are now being produced by contract manufacturers within the Pacific Rim, principally Malaysia and China, utilizing, in most cases, the Company’s equipment and processes. The Company maintains all final quality assurance approval for all products prior to shipment.

         The Company’s contract manufacturers’ facilities are listed by UL and are ISO 9000 registered. The Company continually evaluates its current and potential contract manufacturers to assure the highest quality product, best delivery and most competitive pricing.

         One of the Company’s contract manufacturers is a subsidiary of Tyco Electronics Corporation that also owns a company that is a competitor and customer of the Company. A second contract manufacturer produces a significant portion of the Company’s proprietary gas tubes. This company also sells its own gas tubes to competitors of the Company. There are strict non-disclosure agreements with each of these contract manufacturers.

Raw Materials

         The primary components of the Company’s products are stamped, drawn and formed parts made out of a variety of commonly available metals, ceramics and plastics. The manufacture of the Company’s overvoltage surge protectors and station electronic products use commonly available components, printed circuit boards and standard electrical components, such as resistors, diodes and capacitors. While the Company has no orders with suppliers of the components utilized in the manufacture of its products with delivery scheduled later than a year, the Company believes that the raw materials used will continue to be available in sufficient supply at competitive prices. The Company depends on its contract manufacturers to produce the majority of its products for sale to customers. These manufacturers are responsible for the purchase of raw materials, which must meet the Company’s specifications.

Competition

        The Company faces significant competition across all of its product lines. Its principal competitors within the Telco market are Corning Cable Systems LLC, Tyco Electronics Corporation, which is also a customer of the Company (see “Business — Marketing and Sales”) and Bourns Inc.

         The Company’s gas tube overvoltage surge protectors not only compete with other companies’ gas tube overvoltage surge protectors, but also with solid-state overvoltage surge protectors. While solid-state surge protectors react faster to surges, gas tube overvoltage surge protectors have generally remained the overvoltage surge protection technology of choice at the subscribers’ location by virtually all Telcos because of the gas tube’s ability to repeatedly withstand significantly higher energy surges than solid-state surge protectors. This enables gas tubes to survive longer in the field than solid-state surge protectors, reducing loss of service and costs in dispatching a maintenance vehicle to replace the failed surge protector. Further, solid state protectors have significantly higher capacitance than gas tube protectors. Higher capacitance adversely affects transmission on a high bandwidth communication line by distorting the signal. Solid state overvoltage surge protectors are used principally in Telcos’ central office switching centers where speed is perceived to be more critical than energy handling capabilities and in regions where there is a low incidence of lightning. The Company believes that, for the foreseeable future, both gas tube and solid state protectors will continue to be used as overvoltage surge protectors within the Telco market. The Company also believes that the deployment of FTTP networks by the Telcos could include significantly different protection requirements, which have not yet been determined. The Company is currently developing a fiber optic based NID, while also closely monitoring the developments of these new requirements.

         The Company’s reputation among its customers is one of providing swift responses to their needs with creative and effective solutions using products compliant with, and in most cases superior in performance to, the demanding specifications of customers. This approach, combined with the Company’s history of continually improving technology, improved operations and effective collaborations, allows the Company to bring product solutions to its customers faster, more effectively and more competitively priced.

         Principal competitive factors within the Company’s Telco markets include price, technology, product features, service, quality, reliability and bringing new products to market on time. Most of the Company’s competitors have substantially greater financial, sales, manufacturing and product development resources than the Company. The Company believes that its sales, marketing and research and development departments, its high quality products and service, its contract manufacturers’ low cost production capabilities and their engineering resources combined with the Company’s overvoltage surge protection technology, enable it to maintain its competitive position.

Patents and Trademarks

        The Company owns or has applied for a number of patents relating to certain of its products or product components and owns a number of registered trademarks that are considered to be of value principally in identifying the Company and its products. TII®, In-Line®, Totel Failsafe® and Angle Driver® are among the registered trademarks of the Company. While the Company considers its patents and trademarks to be important, especially in the early stages of product marketing, it believes that, because of technological advances in its industry, its success depends primarily upon its sales, engineering and manufacturing skills and effective development collaborations which have accelerated time-to-market of improved and new products. To maintain its industry position, the Company relies primarily on technical leadership, trade secrets, its proprietary technology and its contract manufacturers’ low cost production capabilities and their engineering resources.

Government Regulation

         The Telco industry is subject to regulation in the United States and in other countries. In the United States, the FCC and various state public service or utility commissions regulate most of the Telcos and other communications access providers who use the Company’s products. While such regulations do not typically apply directly to the Company, the effects of such regulations, which are under continuous review and subject to change, could adversely affect the Company’s customers and, therefore, the Company.

         The NEC requires that an overvoltage surge protector listed by Underwriters Laboratories or another qualified electrical testing laboratory be installed on all subscribers telephone lines that are exposed to lightning and accidental contact with electric light or power conductors. Listing by Underwriters Laboratories has been obtained by the Company where required.

         Compliance with applicable federal, state and local environmental regulations has not had, and the Company does not believe that compliance in the future will have, a material adverse effect on its earnings, capital expenditures or competitive position.

Certain Tax Attributes

         Prior to July 1, 2000, the Company had elected the application of Section 936 of the U.S. Internal Revenue Code of 1986, as amended (“Code”). Under that section, the Company was entitled to a federal tax credit in an amount equal to the lesser of the United States federal tax attributable to its taxable income arising from the active conduct of its business within Puerto Rico or the economic activity based credit limitation (on a non-consolidated basis), provided that in its current and two preceding tax years at least 80% of its gross income and at least 75% of its gross income from the active conduct of a trade or business were from Puerto Rico sources. Principally as a result of the Company’s restructurings, the potential for benefits under Section 936 for the Company was substantially reduced. Accordingly, in order to optimize the Company’s tax structure, during fiscal 2001 the Company ended its election under Section 936 of the Code. (See Note 4 of Notes to Consolidated Financial Statements for information relating to the Company’s net operating loss carryforwards.)

Employees

         On September 19, 2003, the Company had approximately 76 full-time employees, of whom 43 were employed at the Company’s Puerto Rico facility. The Company has not experienced any work stoppage as a result of labor difficulties and believes it has satisfactory employee relations. The Company is not a party to any collective bargaining agreements.

ITEM 2. Properties

         The Company occupies a single story building and a portion of another building, consisting of an aggregate of approximately 14,000 square feet in Copiague, New York under leases that expire in July 2005. These facilities house the Company’s principal research and development activities, marketing, administrative and executive offices.

         The Company also leases a 20,000 square foot facility in Toa Alta, Puerto Rico, which is approximately 20 miles southwest of San Juan, under an agreement that expires in April 2006. This facility contains certain of the Company’s assembly and manufacturing, warehousing, research and development, and quality assurance function.

         The Company believes that its facilities and equipment are well maintained and adequate to meet its current requirements.

ITEM 3. Legal Proceedings

         The Company is not a party to any material pending legal proceedings.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5. Market For Registrant's Common Equity And Related Stockholder Matters

        The Company’s Common Stock trades on the Nasdaq SmallCap Market under the symbol “TIII”. The Company’s stock currently trades below $1.00 and as such, is not in compliance with that market’s minimum bid price requirement. The Company has until October 21, 2003 to re-gain compliance before it faces the potential de-listing of its stock from that market. The following table sets forth, for each quarter during fiscal 2003 and 2002, the high and low sales prices of the Company’s common stock on that market:

Fiscal 2003	High	Low
First Quarter Ended September 27, 2002	$.50	$.26
Second Quarter Ended December 27, 2002	.50	.27
Third Quarter Ended March 27, 2003	.54	.13
Fourth Quarter Ended June 27, 2003	.50	.12
Fiscal 2002	High	Low
First Quarter Ended September 28, 2001	$1.11	$.51
Second Quarter Ended December 28, 2001	.90	.40
Third Quarter Ended March 29, 2002	.85	.38
Fourth Quarter Ended June 28, 2002	.54	.35

         As of September 19, 2003, the Company had approximately 385 holders of record of its common stock.

         To date, the Company has paid no cash dividends. For the foreseeable future, the Company intends to retain all earnings generated from operations for use in the Company’s business. Additionally, the Company’s borrowing arrangement entered into September 2003 prohibits the payment of cash dividends.

         Information concerning the Company’s equity compensation plans will be contained in the Company’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company’s 2003 Annual Meeting of Stockholders and is incorporated by reference herein an in Item 13 of this Report.

ITEM 6. Selected Financial Data

         The following Selected Financial Data has been derived from the Company’s consolidated financial statements for the five years ended June 27, 2003 and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the related notes thereto, included elsewhere in this Report:

Selected Financial Data
(Dollars in thousands, except per share data)

	June 27, 2003	June 28, 2002(a)	June 29, 2001(a)	June 30, 2000	June 25, 1999
Statements of Operations Data(b)

Net sales	$24,073	$29,801	$39,323	$49,635	$49,284
Operating loss	$(997)	$(6,865)	$(7,589)	$(743)	$(9,211)
Net loss attributable
to common stockholders	$(1,008)	$(6,541)	$(7,540)	$(1,018)	$(6,402)
Basic and diluted net loss
attributable to common stockholders,	$(0.09)	$(0.56)	$(0.65)	$(0.11)	$(0.79)
per share
Balance Sheet Data

Working capital	$8,235	$8,224	$13,910	$19,123	$16,488
Total assets	$15,101	$18,528	$30,762	$37,316	$41,230
Debt	$39	$489	$1,463	$1,567	$3,077
Redeemable preferred stock	$-	$-	$1,626	$1,626	$2,850
Stockholders' equity	$13,771	$14,779	$21,224	$28,761	$24,893
______________________
(a)	See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of several factors that affected the Company’s results of operations in fiscal 2002 and 2001.
(b)	No cash dividends were declared in any of the reported periods.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

Business

         TII Network Technologies, Inc. and Subsidiary, formerly named TII Industries, Inc., (collectively the “Company” or “TII”), designs, produces and markets lightning and surge protection products, network interface devices (“NIDs”), station electronic and other products. The Company has been a leading supplier of overvoltage surge protectors to U.S. telephone operating companies (“Telcos”) for over 30 years.

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

         Inventories are required to be stated at net realizable value at the lower of cost or market. In establishing the appropriate inventory allowances, management assesses the ultimate recoverability of the inventory considering such factors as technological advancements in products as required by the Company’s customers, average selling prices for finished goods inventory, changes within the marketplace, quantities of inventory items on hand, historical usage or sales of each inventory item, forecasted usage or sales of inventory and general economic conditions.

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

Results of Operations

      Overview

         Over the last several years, in response to the telecommunications industry-wide slowdown, the Company has restructured and downsized its operations to reduce its cost structure. These actions enabled the Company to operate profitably for the first quarter of fiscal 2003. However, during the second and third quarters of fiscal 2003, the continuation of the telecommunications industry-wide slowdown and a work slowdown at the Company’s principal customer were primarily responsible for a decline in sales from the first quarter levels resulting in losses for the second and third quarters. In response to this sales decline, the Company took additional steps to lower its cost structure, including a workforce reduction in the second quarter of fiscal 2003. The Company’s efforts to reduce its cost structure, together with increased sales in the fourth quarter of fiscal 2003, resulted in the Company’s return to profitability in the fourth quarter of fiscal 2003.

         In the fourth quarter of fiscal 2002, the Company further downsized its Puerto Rico operations with the objective of creating a quick-response, low-cost assembly and specialty gas tube manufacturing operation and further expanded the Company’s outsourcing strategy. These steps, together with the consolidation of certain functional departments and management responsibilities into the Company’s New York headquarters, resulted in additional workforce reductions and the reevaluation of the Company’s property, plant and equipment requirements, whereby the Company retained only those assets consistent with this strategy. Management also reevaluated its home networking strategy and made the decision to discontinue the Digital Closet Product line, which, despite receiving several industry awards, did not achieve expected results. Further, as a result of the continuing telecommunications industry-wide slowdown, the Company also reevaluated its inventories. As a result, the Company recorded charges in the fourth quarter of fiscal 2002 of $4.1 million that consisted of $1.9 million for the write-down of inventories determined to be excess or obsolete, $1.7 million for the impairment of long-lived assets and $0.5 million for severance and other costs.

         In the third quarter of fiscal 2001, as part of management’s continuing strategy to improve profit margins by finding more cost-effective alternative ways of producing its products, and also as a result of the successes under a fiscal 1999 re-alignment plan, management committed to a plan to further re-align its operations. A key element of the 2001 plan was the expansion of the Company’s outsourcing strategy with contract manufacturers to produce a substantial portion of the remaining components and subassemblies that the Company was still manufacturing. Included in this plan were workforce and production facility reductions, the write-down of certain inventories and manufacturing machinery, equipment and leasehold improvements related to manufacturing activities conducted in Puerto Rico that were outsourced or were used for products that were eliminated, and other cost saving measures. Accordingly, during the third quarter of fiscal 2001, the Company recorded a net re-alignment of operations charge of approximately $6.2 million, including an inventory write-down of approximately $2.7 million (net of a reversal of a remaining allowance of $96,000 from a fiscal 1999 re-alignment charge), $2.9 million for the write-down of net fixed assets, a charge of $300,000 for employee termination benefits for a workforce reduction of 70 employees and $300,000 for a lease commitment for excess manufacturing space. (See Note 2 of Notes to Consolidated Financial Statements.)

         Fiscal Years Ended June 27, 2003, June 28, 2002 And June 29, 2001

         Net sales for fiscal 2003 decreased $5.7 million or 19.2% to $24.1 million from $29.8 million in fiscal 2002. Net sales for fiscal 2002 decreased $9.5 million or 24.2% to $29.8 million from $39.3 million in fiscal 2001. The sales decrease in both periods was due to the telecommunications industry-wide slowdown including cutbacks by telecommunications service providers in their construction and maintenance budgets and a reduction in the number of telephone access lines per subscriber being deployed. Beginning in the fourth quarter of fiscal 2003 and continuing into the first quarter of fiscal 2004, sales of the Company’s products have been increasing. The Company believes these increases are primarily due to severe weather conditions occurring in the Northeast and the South compounded by the low inventory levels that the service providers have been carrying.

         Gross profit in fiscal 2003 was $5.8 million, or 24.1% of sales, compared to $7.2 million in fiscal 2002, or 24.2% of sales, excluding the $1.9 million inventory write-down for excess and obsolete inventory in fiscal 2002. The lower gross profit level in fiscal 2003 was due to the lower sales level. Excluding the inventory write-down in fiscal 2002, gross profit margins for fiscal 2003 and 2002 were essentially at the same levels, despite the lower sales levels in the fiscal 2003 period, due to the actions taken by the Company to reduce its cost structure and an improved mix of sales of higher margin products. Gross profit in fiscal 2002 was $7.2 million, or 24.2% of sales, excluding the $1.9 million inventory write-down, compared to $9.2 million in fiscal 2001, or 23.4% of sales, excluding the $2.7 million inventory write-down as a result of the operations re-alignment. The improved gross profit margin in fiscal 2002, excluding the inventory write-downs, was principally due to the success of the Company’s cost reduction efforts, including the 2001 operations re-alignment, its outsourcing strategy and an increased level of sales of technologically advanced, higher margin products.

         Selling, general and administrative expenses in fiscal 2003 decreased $3.2 million, or 37.3%, to $5.5 million, from $8.7 million in fiscal 2002. The decrease in fiscal 2003 was principally due to the success of the Company’s cost reduction efforts and the effect of lower sales on variable expenses. Selling, general and administrative expenses for fiscal 2002 increased $906,000, or 11.6%, to $8.7 million from $7.8 million in fiscal 2001. The increase in fiscal 2002 was principally due to increased marketing expenses related to the introduction and marketing of the Company’s Digital Closet product line, which was discontinued in the fourth quarter of fiscal 2002, and $500,000 of severance and other charges.

         Research and development expenses for fiscal 2003 decreased by $413,000, or 23.5%, to $1.3 million from $1.8 million in fiscal 2002. Research and development expenses for fiscal 2002 decreased by $1.1 million, or 38.9%, to $1.8 million from $2.9 million in fiscal 2001. The decreases in both fiscal years 2003 and 2002 were due to absence of the development costs incurred in fiscal 2001 for the Digital product line, which was discontinued in fiscal 2002, and the Company’s ability to reduce these expenses through the use of collaborative engineering efforts with its contract manufacturers. The Company expects that these expenses will increase in fiscal 2004 due to increased development efforts on a fiber capable NID for FTTP applications as well as other fiber optic products.

         The charge of $1.7 million in fiscal 2002 was for the impairment of long-lived assets the Company no longer used. See “Overview”, above, for information concerning this charge and the charge for fiscal 2001 operations re-alignment costs, net of reversals.

         Interest expense decreased in fiscal 2003 by $29,000 to $41,000 and in fiscal 2002 by $30,000 to $70,000 due to decreased borrowings under the Company’s credit facilities and a reduction in prevailing interest rates.

         Interest income in fiscal 2003 increased by $9,000 to $17,000 from $8,000 in fiscal 2002 due to the higher comparable average cash and cash equivalent balances held by the Company during fiscal 2003. Interest income in fiscal 2002 decreased $139,000 to $8,000 from $147,000 due primarily to lower comparable average cash and marketable securities balances held by the Company during fiscal 2002.

Income Taxes

        Due to the Company’s pre-tax losses, there was no tax provision during the three years ended June 27, 2003. Prior to July 1, 2000, the Company had elected the application of Section 936 of the U.S. Internal Revenue Code of 1986, as amended (“Code”). Under that section, the Company was entitled to a federal tax credit in an amount equal to the lesser of the United States federal tax attributable to its taxable income arising from the active conduct of its business within Puerto Rico or the economic activity based credit limitation (on a non-consolidated basis), provided that in its current and two preceding tax years at least 80% of its gross income and at least 75% of its gross income from the active conduct of a trade or business were from Puerto Rico sources. Principally as a result of the Company’s restructurings, the potential for benefits under Section 936 for the Company was substantially reduced. Accordingly, in order to optimize the Company’s tax structure, during fiscal 2001 the Company ended its election under Section 936 of the Code. (See Note 4 of Notes to Consolidated Financial Statements for information relating to the Company’s net operating loss carryforwards.)

Impact of Inflation

        The Company does not believe its business is affected by inflation to a greater extent than the general economy. The Company monitors the impact of inflation and attempts to adjust prices where market conditions permit. Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Liquidity and Capital Resources

         Fiscal 2003 Liquidity compared to Fiscal 2002

        The Company’s cash and cash equivalents balance decreased during fiscal 2003 by $96,000 to $772,000 at the end of fiscal 2003. The decrease resulted from net cash flows used in financing activities of $474,000 primarily to repay the Company’s term loan, partially offset by net cash flows from operations of $293,000 and from investing activities of $85,000. Working capital was $8.2 million at the end of both periods.

        During fiscal 2003 and fiscal 2002, the Company generated $293,000 and $2.9 million, respectively, of net cash from operating activities, compared to net cash used in operating activities in fiscal 2001 of $2.1 million. The cash generated from operating activities in fiscal 2003 was produced from cash provided by changes in operating assets and liabilities of $398,000 exceeding the Company’s net cash loss (net loss plus depreciation and amortization expense less gain on disposal of assets) of $105,000. The cash produced by changes in operating assets and liabilities resulted from a decrease of $997,000 in accounts receivable from the prior year balance to $2.5 million due to improved collections and lower sales and inventory decreases of $1.5 million primarily due to the fulfillment of sales orders with existing inventory, partially offset by a decrease in accounts payable and accrued expenses of $2.0 million due to the lower sales volume, cost reduction efforts implemented during the year and accelerated payments to vendors.

         Net cash provided by investing activities was $85,000 in fiscal 2003 compared to $136,000 and $2.0 million of net cash used in fiscal 2002 and fiscal 2001, respectively. The comparative increase in net cash provided by investing activities during fiscal 2003 was principally the result of the sale of two of the Company’s condominiums. The Company currently does not plan to sell either of its two remaining condominiums.

         Net cash used in financing activities was $474,000 in fiscal 2003 compared to $2.2 million and $102,000 in fiscal 2002 and fiscal 2001, respectively. The net cash used in financing activities in fiscal 2003 resulted principally from the repayment of $455,000 of borrowings under the Company’s revolving credit facility.

Fiscal 2002 Liquidity compared to Fiscal 2001

        The Company’s cash and cash equivalents balance increased to $868,000 at the end of fiscal 2002 from $233,000 at the end of fiscal 2001. The increase resulted from net cash flows from operations of $2.9 million partially offset by cash outflows from investing activities of $136,000 and financing activities of $2.2 million. Working capital decreased to $8.2 million at the end of fiscal 2002 from $13.9 million at the end of fiscal 2001. This decrease was due primarily to a reduction in accounts receivable of $3.7 million and inventories of $6.4 million offset, in part, by an increase in cash of $635,000, a reduction in short-term borrowings of $721,000 and a reduction of $3.1 million in accounts payable and accrued liabilities.

        During fiscal 2002, the Company generated $2.9 million of net cash from operating activities, compared to net cash used in operating activities in fiscal 2001 of $2.1 million. The cash generated from operating activities in fiscal 2002 was produced from cash provided by changes in operating assets and liabilities ($4.8 million) exceeding the Company’s net cash loss ($1.9 million). The cash produced by changes in operating assets and liabilities resulted from a decrease of $3.7 million in accounts receivable from the prior year balance to $3.5 million due to improved collections and lower sales and inventory decreases of $4.5 million primarily due to the fulfillment of sales orders with existing inventory and improved inventory management practices, partially offset by a decrease in accounts payable and accrued expenses due to the lower sales volume and cost reduction efforts implemented during the year. The Company used cash to fund a net loss from operations of $1.8 million, before non-cash charges of $1.9 million for inventory losses, $1.7 million for the impairment of long-lived assets, and $1.4 million for depreciation and amortization.

        Net cash used in investing activities was $136,000 in fiscal 2002 compared to $2.0 million of net cash used in fiscal 2001. The comparative reduction in net cash used for investing activities during fiscal 2002 was principally the result of the purchases of capital equipment in fiscal 2001 for new gas tube manufacturing lines at the outsourcing facilities.

        Net cash used in financing activities was $2.2 million in fiscal 2002 compared to $102,000 in fiscal 2001. The net cash used in financing activities in fiscal 2002 resulted from the repurchase of the Company’s Series C Convertible Redeemable Preferred Stock with a face value of $1.6 million for cash of $1.2 million and the issuance of a warrant, the repayment of borrowings under the Company’s revolving credit facility of $721,000 and payments of long-term debt and capital leases of $253,000.

         Capital Resources

        In September 2003, the Company replaced its prior credit facility that consisted of a $6.0 million revolving credit facility and a term loan with a new facility from another financial institution. As of June 27, 2003 and at the time the Company entered into the new facility, there were no borrowings outstanding under the prior credit facility. As of June 28, 2002, $455,000 was outstanding under the term loan, which was repaid in fiscal 2003. The new revolving credit facility (Credit Facility) enables the Company to have up to $3.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. Outstanding borrowings under the Credit Facility bear interest at a specified bank’s prime rate plus 1% (5.0% at September 17, 2003), but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the Credit Facility. At June 27, 2003, the borrowing base would have been $2.2 million. The Credit Facility has an initial one year term and is automatically renewed for successive two year periods but may be terminated by the lender at any time on 60 days notice or the Company on 60 days notice prior to the end of the initial term or any renewal term. The Credit Facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The Credit Facility requires, among other covenants, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The Credit Facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others.

         Funds anticipated to be generated from operations, together with available cash, cash equivalents and the Company’s Credit Facility, are considered to be adequate to finance the Company’s operational and capital needs for the next twelve months.

Contractual Obligations and Commercial Commitments

        The following table sets forth a schedule of payments required under the Company’s contractual obligations and includes the maximum potential payments that may be required under the Company’s other commercial commitments:

	Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1 - 3 years	4 - 5 years		After 5 years
Capital lease obligations	$31,000	$18,000	$13,000		$-		$-
Operating leases	292,000	136,000	156,000	-		-

Other long-term obligations	8,000	8,000	-	-		-

Total contractual cash obligations	$331,000	$162,000	$169,000	$ -		$ -

        The Company has no commitments for capital expenditures, but expects to purchase new equipment and incur leasehold improvements in the normal course of business.

Off-Balance Sheet Financing

        The Company has no off-balance sheet contractual arrangements, as that term is defined in Item 304 (a) (4) of Regulation S-K.

Transactions With Related And Certain Other Parties

         The Company had an agreement with David Garwood, a member of the Board of Directors, to provide strategic planning consulting services from April 1, 2002 to its expiration in March 31, 2003 at $10,000 per quarter.

         Since 1982, the Company has leased equipment from PRC Leasing, Inc., a corporation owned by Alfred J. Roach, the Chairman of the Board of Directors of the Company. The rent under this annually renewable lease is $50,000. The lease was renewed on June 17, 2003. Rent expense under the lease was $50,000, $139,000 and $139,000 in fiscal 2003, 2002 and 2001, respectively.

         The Company leases two houses near the Company’s Copiague, New York facility from Timothy J. Roach, President and Chief Executive Officer of the Company, at an aggregate annual rental of $31,000. The Company also bears insurance and maintenance costs which approximate $10,000 per year. The houses are used by Alfred J. Roach and other executives, directors and employees when visiting the Company’s New York facility.

Recently Issued Accounting Pronouncements

        Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in July 2002. SFAS No. 146, which became effective for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 requires that exit or disposal costs be recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a liability and the related expense under SFAS No. 146. SFAS No.146 grandfathers the accounting for liabilities that were previously recorded under EITF Issue 94-3. Therefore, the accounting for the costs associated with the Company’s pre-January 1, 2003 exit and disposal activities was unaffected upon adoption of SFAS No. 146. The Company had no exit or disposal activities that were initiated after December 31, 2002.

         In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No.148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, “Accounting for Stock-Based Compensation.” Additionally, SFAS No.148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement in the fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard had no impact on the Company’s consolidated financial position or results of operations. The FASB recently indicated that it would require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004.

         In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company must adopt the provisions of SFAS No. 150 in the first quarter of fiscal 2004. The adoption of SFAS No. is not expected to have any impact on the Company’s financial statements.

         In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date.  This Interpretation is applicable to the Company in the quarter ending September 26, 2003, for interests acquired in variable interest entities prior to February 1, 2003.  This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics.  The Company does not currently have any variable interest entities and, therefore, the adoption of FIN 46 will not affect the Company’s financial position or results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risks

        The Company is exposed to market risks, including changes in interest rates. The interest payable under the Company’s Credit Facility is based on prime plus 1% and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to the consolidated operating results of the Company.

        The Company requires foreign sales to be paid for in U.S. currency and is billed by its contract manufacturers in U.S. Currency. Therefore, the Company is not subject to foreign currency risk. However, since the Company’s Pacific Rim suppliers are based principally in China, the cost of the Company’s products could be affected by changes in the valuation of the Chinese Yuan.

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

We have audited the accompanying consolidated balance sheets of TII Network Technologies, Inc. and Subsidiary as of June 27, 2003 and June 28, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the years ended June 27, 2003 and June 28, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The consolidated statements of operations, stockholders’ equity and cash flows and financial statement schedule of TII Network Technologies, Inc. for the year ended June 29, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated September 26, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of TII Network Technologies, Inc. and Subsidiary as of June 27, 2003 and June 28, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2003 and 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                                          KPMG LLP

Melville, New York
August 28, 2003, except for note
which is as of September 17, 2003

        The following is a copy of the latest signed and dated accountant’s report issued by Arthur Andersen LLP covering, among other things, the Company’s financial statements for the year ended June 29, 2001. Arthur Andersen LLP has not reissued that accountant’s report. The Company’s name at the time of that accountant’s report was TII Industries, Inc.

To TII Industries, Inc.:

We have audited the accompanying consolidated balance sheets of TII Industries, Inc. and subsidiaries as of June 29, 2001 and June 30, 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 29, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Andersen LLP

San Juan, Puerto Rico
September 26, 2001

Stamp No. 1759707 of the
Puerto Rico Society of
Certified Public Accountants
has been affixed to the
original copy of this report.

TII NETWORK TECHNOLOGIES INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 27, 2003	June 28, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$772	$868
Accounts receivable, net	2,521	3,518
Inventories	5,905	7,362
Other current assets	354	212

Total current assets	9,552	11,960
Property, plant and equipment, net	5,035	5,846
Other assets	514	722
Total Assets	$15,101	$18,528

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
Current portion of long-term debt	$26	$476
Accounts payable and accrued liabilities	1,291	3,260

Total current liabilities	1,317	3,736

Long-term debt	13	13

Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized;
Series C and Series D Junior Participating, no shares outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized;
11,699,921 shares issued and 11,682,284 shares outstanding	117	117
Additional paid-in capital	37,867	37,867
Accumulated deficit	(23,932)	(22,924)

	14,052	15,060
Less: treasury stock, at cost; 17,637 common shares	(281)	(281)

Total stockholders equity	13,771	14,779

Total Liabilities and Stockholders Equity	$15,101	$18,528

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
Net sales	$24,073	$29,801	$39,323

Cost of sales (includes inventory write-downs of $1,915 and
$2,700 in fiscal 2002 and 2001, respectively)	18,274	24,493	32,845

Gross profit	5,799	5,308	6,478

Operating expenses:
Selling, general and administrative	5,454	8,702	7,796
Research and development	1,342	1,755	2,871
Impairment of long-lived assets	-	1,716	-
Operations re-alignment cost, net of reversals	-	-	3,400

Total operating expenses	6,796	12,173	14,067

Operating loss	(997)	(6,865)	(7,589)
Interest expense	(41)	(70)	(100)
Interest income	17	8	147
Other income	13	106	2

Net loss	$(1,008)	$(6,821)	$(7,540)

Excess of carrying value over consideration to repurchase preferred stock	-	280	-

Net loss attributable to common stockholders	$(1,008)	$(6,541)	$(7,540)

Basic and diluted net loss attributable to common stockholders per share
	$(0.09)	$(0.56)	$(0.65)

Basic and diluted weighted average shares outstanding	11,682	11,682	11,682

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders Equity

Balance June 30, 2000	11,680,484	$117	$37,488	$(8,563)	$(281)	$28,761

Exercise of stock options	1,800	-	3	-	-	3

Net loss for the year	-	-	-	(7,540)	-	(7,540)

Balance June 29, 2001	11,682,284	117	37,491	(16,103)	(281)	21,224

Repurchase of Series C preferred stock	-	-	376	-	-	376
Net loss for the year	-	-	-	(6,821)	-	(6,821)

Balance June 28, 2002	11,682,284	117	37,867	(22,924)	(281)	14,779
Net loss for the year	-	-	-	(1,008)	-	(1,008)

Balance June 27, 2003	11,682,284	$117	$37,867	$(23,932)	$(281)	$13,771

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
Cash Flows from Operating Activities:
Net loss	$(1,008)	$(6,821)	$(7,540)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	1,115	1,402	1,709
Provision for inventory write-downs	-	1,915	3,096
Operations re-alignment	-	-	6,100
Impairment of long-lived assets	-	1,716	-
Gain on sale of condominiums	(212)	(79)	-
Changes in operating assets and liabilities:
Accounts receivable	997	3,672	56
Inventories	1,457	4,523	(6,828)
Other assets	(87)	(144)	194
Accounts payable and accrued liabilities	(1,969)	(3,239)	1,087

Net cash provided by (used in) operating activities	293	2,945	(2,126)

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from dispositions	(244)	(266)	(1,985)
Net proceeds from sale of condominiums	329	130	-

Net cash provided by (used in) investing activities	85	(136)	(1,985)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	-	-	3
Repurchase of Series C preferred stock	-	(1,200)	-
Net repayments of borrowings under revolving credit facility	(455)	(721)	-
Repayment of debt and obligations under capital leases	(19)	(253)	(105)
Net cash used in financing activities	(474)	(2,174)	(102)

Net (decrease) increase in cash and cash equivalents	(96)	635	(4,213)
Cash and cash equivalents, at beginning of year	868	233	4,446
Cash and cash equivalents, at end of year	$772	$868	$233

Non-cash investing and financing activities:
Issuance of warrants as partial consideration for repurchase
of Series C preferred stock	$-	$96	$-

Acquisition of equipment under capital leases	$24	$-	$-

Cash paid during the year for interest	$41	$71	$87

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Description of Business and Summary of Significant Accounting Policies

Business: TII Network Technologies, Inc. and Subsidiary (the “Company”) design, produce and market lightning and surge protection products, network interface devices (“NIDs”) and station electronic and other products principally to the Telco industry.
Fiscal Year: The Company reports on a 52-53 week fiscal year ending on the last Friday in June. Fiscal 2003, 2002 and 2001 contained 52 weeks.

Principles of Consolidation: The consolidated financial statements include the accounts of TII Network Technologies, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

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

Other Assets: Included in other assets at June 27, 2003 and June 28, 2002 are $243,000 and $279,000, respectively, of patent costs deemed recoverable by the Company, which are amortized on a straight-line basis over the lesser of the life of the related product or the patent and the cash surrender value of key-man life insurance of approximately $145,000 at both June 27, 2003 and June 28, 2002. Amortization of patent costs was $36,000, $101,000 and $101,000 for fiscal 2003, 2002 and 2001, respectively.

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

As a result of the decline in sales due to the telecommunications downturn, in the fourth quarter of fiscal 2002 the Company took additional actions to reduce costs and improve operating efficiencies. Included in these actions was the further downsizing of the Company’s Puerto Rico operations with the objective of creating a quick-response, low-cost assembly and specialty gas tube manufacturing operation and the further expansion of the Company’s outsourcing strategy. These actions, combined with the consolidation of certain functional departments and management responsibilities into the Company’s New York headquarters, resulted in additional workforce reductions and the reevaluation of the Company’s property, plant and equipment, whereby the Company retained only those assets consistent with this strategy. At the same time, the Company discontinued its Digital Closet product line. As a result, the Company performed a review of the recoverability of its property, plant and equipment and recorded an impairment charge of $1,716,000, primarily for machinery and equipment, molds and computer equipment that will no longer be used.

Income Taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A deferred tax asset has not been recorded as of June 27, 2003 and June 28, 2002 due to uncertainty of its recoverability in future periods.

Net Earnings (Loss) Per Common Share: Basic net earnings (loss) per share is computed based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding increased by dilutive common stock options and warrants and the effect of assuming the conversion of outstanding convertible preferred stock, if dilutive. Since the Company incurred losses in all reported periods, all securities convertible into, or exercisable for, the Company’s common stock were anti-dilutive. Therefore, diluted loss per share equals basic loss per share. The following table summarizes outstanding securities that were convertible into, or exercisable for, the Company’s common stock:

	June 27, 2003		June 28, 2002		June 29, 2001
	Quantity	Exercise Price	Quantity	Exercise Price	Quantity	Exercise Price

Stock option plans (a)	3,363,350	$1.53	3,420,341	$1.79	3,263,241	$1.90
Investor Option	100,000	2.50	100,000	2.50	100,000	2.50
Warrants	-	-	-	-	10,000	6.15

Warrants (b)	2,214,000	2.79	2,214,000	2.79	2,214,000	2.79
Unit Purchase Options (b)	414,000	2.69	414,000	2.69	414,000	2.69
Warrant (c)	750,000	1.00	750,000	1.00	-	-
Convertible preferred stock (d)	-	-	-	-	1,578,641	-

	6,841,350		6,898,341		7,579,882

(a)	Weighted average exercise price of outstanding stock options at year-end.
(b)	In June 2000, the Company completed a private placement of 1,800,000 units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock, at $2.79 per share. In connection with this private placement, the Company issued to certain employees of the placement agent 414,000 Unit Purchase Options (“UPO”) with an exercise price of $2.69 per UPO. Each UPO consists of one share of common stock and one warrant to purchase one share of common stock at $2.79 per share.
(c)	This warrant was issued in June 2002 as partial consideration to repurchase all outstanding convertible preferred stock.
(d)	All outstanding Series C convertible redeemable preferred stock was repurchased in June 2002. For fiscal 2001, assumes conversion of the Series C preferred shares at 95% of the average of the closing bid prices of the Company’s common stock during the ten consecutive trading days immediately preceding the applicable fiscal year end.

Cash Equivalents: All highly liquid investments with an original maturity at the time of purchase of three months or less are considered cash equivalents.

Fair Value of Financial Instruments: The carrying amounts of cash and cash equivalents, receivables and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. The carrying amount of the Company’s term loan and borrowings under the revolving credit facility approximates fair value because these instruments have a prime or LIBOR based interest rate that is adjusted for market rate fluctuations.

Stock Based Compensation: The Company applies the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its stock option plans. The exercise price of all options granted under all the plans has equaled at least the market value of the common stock on the dates of grants. Accordingly, no compensation expense has been recognized for options granted to employees or directors with an exercise price at least equal to the market value of the underlying common stock at the date of grant.

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” If the Company had elected to recognize stock-based compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated in the table below.

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
Net loss:
As reported	$(1,008,000)	$(6,821,000)	$(7,540,000)
Pro Forma	$(1,514,000)	$(7,662,000)	$(8,619,000)
Diluted net loss per share:
As reported	$(0.09)	$(0.56)	$(0.65)
Pro Forma	$(0.13)	$(0.63))	$(0.74)

The weighted average fair value of options granted were determined based on the Black-Scholes option-pricing model, utilizing the following assumptions:

Expected term	June 27, 2003 5 Years	June 28, 2002 5 Years	June 29, 2001 5 Years

Interest rate	3.3%	3.1%	5.4%
Volatility	60.5%	88.1%	65.1%
Dividends	0%	0%	0%
Weighted average fair value of options granted	$0.17	$0.44	$0.83

Comprehensive Loss: Other comprehensive loss was immaterial for the year ended June 29, 2001 and comprehensive loss equaled the net loss for the years ended June 27, 2003 and June 28, 2002.

Segment Information: The Company utilizes the “management” approach prescribed in Statement of Financial Accounting Standard (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to assess its segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The Company has evaluated the provisions of SFAS No. 131 and, based on the management approach, has determined that its operating decisions and performance measures are geared towards one segment. The Company however, has disclosed the geographic and major customers’ requirements of SFAS No. 131. See Note 7.

Reclassifications: Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 2 — Operations Re-alignment

In the third quarter of fiscal 2001, as part of management’s continuing strategy to improve profit margins by finding more cost-effective alternative ways of producing its products, and also as a result of the successes of the Company’s fiscal 1999 re-alignment plan, management committed to a plan to further re-align its operations. A key element of the 2001 plan was the expansion of the Company’s outsourcing strategy with contract manufacturers to produce a substantial portion of the remaining components and subassemblies that the Company was still manufacturing. Included in this plan, were workforce and production facility reductions, the write-down of certain inventories and manufacturing machinery, equipment and leasehold improvements related to manufacturing activities conducted in Puerto Rico that were outsourced or products that were eliminated, and other cost saving measures. Accordingly, during the third quarter of fiscal 2001, the Company recorded a net re-alignment of operations charge of approximately $6.2 million, including an inventory write-down of approximately $2.7 million (net of a reversal of a remaining allowance of $96,000 from the fiscal 1999 re-alignment charge), $2.9 million for the write-down of net fixed assets, a charge of $300,000 for employee termination benefits for a workforce reduction of 70 employees and $300,000 for a lease commitment for excess manufacturing space. The corresponding cash activity for the three fiscal years ended June 27, 2003 and the remaining allowance balances that are reflected in accrued liabilities in the accompanying consolidated balance sheets, are as follows:

	Fixed Asset Write-downs	Inventory Write-down	Employee Termination Benefits	Lease Commitment	Total
Fiscal 2001 restructuring costs	$2,900,000	$2,700,000	$300,000	$300,000	$6,200,000
Cash payments during fiscal 2001	-	-	(224,000)	(39,000)	(263,000)
Non-cash activity	(2,900,000)	(2,700,000)	-	-	(5,600,000)

Balance June 29, 2001	-	-	76,000	261,000	337,000
Cash payments during fiscal 2002	-	-	(76,000)	(63,000)	(139,000)

Balance June 28, 2002	-	-	-	198,000	198,000
Cash payments during fiscal 2003	-	-	-	(63,000)	(63,000)

Balance June 27, 2003	$-	$-	$-	$135,000	$135,000

As of June 28, 2002 there were accrued severance costs of $283,000 that were principally paid during the first two months of fiscal 2003.

In the quarter ended December 27, 2002, the Company incurred severance costs of $343,000 related to employee terminations. Of the $343,000 of accrued severance costs at December 27, 2002, $277,000 was paid in the quarter ended March 28, 2003 and the remaining $66,000 was paid in the fourth quarter of fiscal 2003 in accordance with the employee severance agreements.

NOTE 3 — Long-Term Debt and Borrowings Under Revolving Credit Facility:

         The composition of long-term debt is as follows:

	June 27, 2003	June 28, 2002

Term loan	$-	$455,000
Obligations under capital leases, payable through 2006, bearing interest from 8.0%
to 11.0%, secured by assets with a net book value of $32,000	31,000	13,000
Installment notes payable through 2004, bearing interest from 8.0% to 8.75%	8,000	21,000

	39,000	489,000
Current portion	(26,000)	(476,000)

	$13,000	$13,000

         On September 17, 2003, the Company replaced its prior credit facility that consisted of a $6.0 million revolving credit facility and a term loan with a new facility from another financial institution. As of June 27, 2003 and at the time the Company entered into the new facility, there were no borrowings outstanding under the prior credit facility. As of June 28, 2002, $455,000 was outstanding under the term loan, which was repaid in fiscal 2003. The new revolving credit facility (Credit Facility) enables the Company to have up to $3.0 million of revolving credit loans outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. Outstanding borrowings under the Credit Facility bear interest at a specified bank’s prime rate plus 1% (5.0% at September 17, 2003), but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the Credit Facility. At June 27, 2003, the borrowing base would have been $2.2 million. The Credit Facility has an initial one year term and is automatically renewed for successive two year periods but may be terminated by the lender at any time on 60 days notice or the Company on 60 days notice prior to the end of the initial term or any renewal term. The Credit Facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The Credit Facility requires, among other covenants, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The Credit Facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others.

        Future payments of long-term debt are as follows:

Fiscal Year	Amount

2004	$26,000
2005	8,000
2006	5,000

39,000
Less: current portion	(26,000)

$13,000

NOTE 4 - Income Taxes

        The tax effects of temporary differences and net operating loss and credit carryforwards that give rise to the net deferred tax assets are as follows:

	June 27, 2003	June 28, 2002

Inventory	$149,000	$1,829,000

Accounts receivable	34,000	35,000
Property, plant and equipment depreciation and impairment charges	1,792,000	4,155,000
Accrued expenses	169,000	271,000
Federal net operating loss carryforwards	12,920,000	10,338,000
Business credit carryforwards	497,000	574,000

	15,561,000	17,202,000
Less: valuation allowance	(15,561,000)	(17,202,000)

	$ -	$ -

        At June 27, 2003, for U.S. Federal income tax purposes, the Company had net operating loss carryforwards of approximately $38,000,000, which expire from 2008 to 2023. At June 27, 2003 and June 28, 2002, the Company has provided a valuation allowance against all its net deferred tax assets due to the uncertainty of realizing any benefit there from in the future.

         Prior to July 1, 2000, the Company had elected the application of Section 936 of the U.S. Internal Revenue Code of 1986, as amended (“Code”). Under that section, the Company was entitled to a federal tax credit in an amount equal to the lesser of the United States federal tax attributable to its taxable income arising from the active conduct of its business within Puerto Rico or the economic activity based credit limitation (on a non-consolidated basis), provided that in its current and two preceding tax years at least 80% of its gross income and at least 75% of its gross income from the active conduct of a trade or business were from Puerto Rico sources. Principally as a result of the Company’s restructurings, the potential for benefits under Section 936 for the Company was substantially reduced. Accordingly, in order to optimize the Company’s tax structure, during fiscal 2001 the Company ended its election under Section 936 of the Code.

NOTE 5 — Common Stock, Stock Options and Warrants:

         Stock Option Plans: The Company’s 1995 Stock Option Plan and 1998 Stock Option Plan permit each of the Board of Directors and the Compensation Committee of the Board of Directors to grant, until September 2005 and October 2008, respectively, options to employees (including officers and directors who are employees) and consultants covering 1,250,000 and 2,500,000 shares, respectively, of common stock. The Board of Directors or the Compensation Committee determines vesting periods, option terms, which may not exceed 10 years, and exercise prices. At June 27, 2003, options to purchase 1,067,900 and 1,775,450 shares were outstanding under the 1995 Plan and 1998 Plan, respectively. Additionally, 25,000 options are outstanding under the Company’s 1986 Stock Option Plan, although no further options may be granted under that plan.

        The Company’s 1994 Non-Employee Director Stock Option Plan covers an aggregate of 700,000 shares of common stock (with 495,000 options outstanding as of June 27, 2003) and provides that (i) non-employee directors are granted options to purchase 25,000 shares of common stock upon their initial election to the Board and following each annual meeting of stockholders thereafter; (ii) all options vest in full upon grant; (iii) the term of options granted is ten years; and (iv) the period following termination of service during which a non-employee director may exercise an option is twelve months, except that an option shall automatically terminate upon cessation of service as a non-employee director for cause.

        The exercise price of all options granted under all the plans has equaled at least the market value of the common stock on the dates of grants.

        Certain information relating to the employee stock option plans and the non-employee director plan for the years ended June 27, 2003, June 28, 2002, and June 29, 2001 follows:

	Fiscal Year Ended
	June 27, 2003		June 28, 2002		June 29, 2001
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,420,341	$1.79	3,263,241	$1.90	2,757,941	$2.08
Granted	590,000	0.32	280,000	0.63	759,000	1.39
Exercised	-	-	-	-	(1,800)	1.56
Canceled or expired	646,991	1.80	(122,900)	1.97	(251,900)	2.43

Outstanding at end of year	3,363,350	$1.53	3,420,341	$1.79	3,263,241	$1.90

Options exercisable at end of
period	2,193,390		2,062,358		859,900
Shares available for future grant
at end of period	1,053,450		1,018,459		1,177,959

        The following is additional information relating to options outstanding as of June 27, 2003:

Exercise Price Range	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Options Exercisable	Weighted Average Exercise Price

$0.29 - $1.50	1,402,500	$0.69	8.1	651,500	$0.82
1.51 - 2.00	1,024,400	1.61	5.8	775,880	1.61
2.01 - 2.50	841,450	2.31	5.7	671,010	2.31
2.51 - 8.25	95,000	6.12	2.8	95,000	6.12

	3,363,350	$1.53	6.6	2,193,390	$1.73

         Other Options and Warrants Outstanding: As of June 27, 2003, the Company had outstanding an option exercisable into 100,000 shares of common stock at $2.50 per share that expired unexercised in July 2003.

         In June 2000, the Company completed a private placement of 1,800,000 units at $1.75 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock, for net proceeds of $2,527,000. Each warrant entitles its holder to purchase, until December 8, 2004, one share of common stock at an exercise price of $2.79. In connection with this private placement, the Company issued to certain employees of the placement agent 414,000 Unit Purchase Options (UPO). Each UPO can be exercised at an exercise price of $2.69 per UPO until December 8, 2004. Each UPO consists of one share of common stock and one warrant to purchase one share of common stock at $2.79 until December 8, 2004. Both the warrants and UPOs are subject to possible adjustment of the number of shares issuable upon their exercise and their exercise prices if certain events occur.

        In June 2002, the Company issued a warrant to purchase 750,000 shares of common stock in connection with its repurchase of its Series C Convertible Preferred Stock (See Note 6).

NOTE 6 — Preferred Stock

        The Company is authorized to issue up to 1,000,000 shares of Preferred Stock in series, with each series having such powers, rights, preferences, qualifications and restrictions as determined by the Board of Directors.

         Series C Convertible Preferred Stock: In January 1998, the Company completed a private placement of 5,000 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and warrants to purchase an aggregate of 200,000 shares of its common stock at an exercise price of $7.03 per share, all of which warrants expired unexercised on January 25, 2001, for an aggregate purchase price of $5.0 million. The Series C Preferred Stock bore no dividends and were convertible into shares of the Company’s common stock at a conversion price equal to the lower of $5.58 per share or 95% of the average of the closing bid prices of the Company’s common stock during the ten consecutive trading days immediately preceding the conversion date of the Series C Preferred Stock. The Series C Preferred Stock was redeemable at the option of the holders at a price equal to $1,150 per share in certain events, including the failure of the Company to maintain the listing of the Company’s common stock on the Nasdaq National Market. Because the Series C Preferred Stock had conditions for redemption that were not solely within the control of the Company, they were classified outside of stockholders’ equity.

         On June 21, 2002, the Company repurchased the remaining 1,626 shares of outstanding Series C Preferred Stock in exchange for $1.2 million in cash and a warrant to purchase 750,000 shares of common stock at $1.00 per share exercisable until June 2005. Costs associated with the transaction were $50,000. The fair value of the warrant was $96,000 based on the Black Scholes option-pricing model. The excess of the carrying value of the Series C Preferred Stock of $1,626,000 over the fair value of the consideration paid to repurchase the Series C Preferred Stock and costs of the transaction, amounting to $280,000, was recorded as an increase to additional paid-in capital.

         Series D Junior Participating Preferred Stock: In May 1998, the Company adopted a Stockholder Rights Plan providing for the distribution to the Company’s stockholders of one Right (“Right”) for each share of the Company’s common stock issued and outstanding at the opening of business on May 21, 1998 (the “Distribution Date”) and each subsequent share of common stock issued. Each Right entitles the registered holder of a share of common stock to purchase from the Company 1/1000 of a share of Series D Junior Participating Preferred Stock of the Company, at a price of $30 per Right (the “Purchase Price”), subject to adjustment. The Rights have a term of ten years, have no voting power or rights to dividends, are not detachable and not separately transferable from the Company’s common stock until they become exercisable. In general, the Rights become exercisable following an announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) owns, or the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning, at least 20% of the Company’s outstanding common stock. If any person becomes an Acquiring Person by acquiring beneficial ownership of at least 20% of the Company’s common stock, each outstanding Right (other than those owned by an Acquiring Person) will “flip in” and become a right to buy, at the Purchase Price, that number of shares of common stock of the Company that will have a market value of two times the Purchase Price. After a person becomes an Acquiring Person (but before such Acquiring Person owns 50% or more of the outstanding common stock), the Company may permit each Right (other than those owned by an Acquiring Person) to be exchanged, without payment of the Purchase Price, for one share of common stock. If (i) the Company is acquired in a merger or other business combination transaction and the Company does not survive or the Company merges, consolidates or engages in a share exchange with another person and does survive but all or part of its stock is changed or (ii) at least 50% of the Company’s assets or earning power is sold or transferred, then each outstanding Right will “flip over” and become a right to buy, at the Purchase Price, that number of shares of common stock of the acquiring company that will have a market value of two times the Purchase Price. The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time prior to the time a person acquires beneficial ownership of at least 20% of the Company’s common stock and, if certain conditions are met, within ten days following the time a person has acquired 20% or more of the common stock.

NOTE 7 — Significant Customers, Export Sales and Geographical Segments

Significant Customers:

        The following customers accounted for 10% or more of the Company’s consolidated net sales during one or more of the years presented below:

	Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
Verizon Corporation (1)	58%	57%	33%
Tyco Electronics Corporation (2)	7%	11%	26%
Telco Sales, Inc.	10%	6%	7%

(1)	The Company is operating under a supply agreement with Verizon that expires in April 2006 and provides for an extension by Verizon for up to one year from that date.
(2)	Tyco Electronics Corporation (a successor to Raychem Corporation) is an OEM that purchases overvoltage protection products from the Company for inclusion within their products, including NIDs.

         As of June 27, 2003, two customers accounted for 63% and 11% of accounts receivable, respectively, and as of June 28, 2002 these customers accounted for 59% and 12% of accounts receivable, respectively.

         Export Sales: For each of the three years ended June 27, 2003, export sales were less than 10% of consolidated net sales.

         Geographical Segments: The Company does not have any operating facilities or producing assets outside the United States and Puerto Rico; however, certain equipment owned by the Company is utilized by the Company’s outsource manufacturers in Asia. The net book value of such equipment held by the Company’s outsource manufacturers was approximately $2.5 million at June 27, 2003. Consequently, the Company’s operations located in Puerto Rico and New York are managed as one geographic segment.

         On May 3, 2000, the Company entered into an agreement with a contract manufacturer in Asia to outsource the manufacture of certain of its gas tubes used in its products. The agreement is for ten years, but may be terminated by either party after four years with one year’s advance notice. On November 24, 1998 the Company entered into an agreement with an indefinite term with another contract manufacturer in Asia, to manufacture and supply products to the Company. These two suppliers produce a significant amount of the Company’s products that it sells to its customers.

Note 8 — Commitments, Contingencies and Related Party Transactions

        The Company had an agreement with David Garwood, a member of the Board of Directors, to provide strategic planning consulting services from April 1, 2002 to its expiration in March 31, 2003 at $10,000 per quarter.

        The Company leases real property and equipment under various leases with terms expiring through April 2006. The leases require minimum annual rentals, exclusive of real property taxes, of approximately $136,000, $78,000 and $78,000 in fiscal years 2004, 2005 and 2006, respectively. Substantially all of the real property leases contain escalation clauses related to increases in property taxes.

        Since 1982, the Company has leased equipment from PRC Leasing, Inc., a corporation owned by Alfred J. Roach, the Chairman of the Board of Directors of the Company. The rent under this annually renewable lease is $50,000. The lease was renewed on June 17, 2003. Rent expense under the lease was $50,000, $139,000 and $139,000 in fiscal 2003, 2002 and 2001, respectively.

        The Company leases two houses near the Company’s Copiague, New York facility from Timothy J. Roach, President and Chief Executive Officer of the Company, at an aggregate annual rental of $31,000. The Company also bears insurance and maintenance costs which approximate $10,000 per year. The houses are used by Alfred J. Roach and other executives, directors and employees when visiting the Company’s New York facility.

NOTE 9 – Employee Benefits

        The Company has a defined contribution plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan covers substantially all U.S. and Puerto Rico employees who meet the eligibility requirements and requires the Company to match employees’ contributions up to specified limitations and subject to certain vesting schedules. The matching expense for the Company was $21,000, 26,000, and $25,000 for the fiscal years ended June 27, 2003, June 28, 2002 and June 29, 2001, respectively.

        The Company does not provide its employees any other post-retirement or post-employment benefits, except discretionary severance payments upon termination of employment.

NOTE 10 — Supplemental Consolidated Balance Sheet Information

	June 27, 2003	June 28, 2002

Accounts receivable:
Trade accounts receivable	$2,618,000	$3,602,000
Other receivables	3,000	16,000
Less: allowance for doubtful accounts	(100,000)	(100,000)

	$2,521,000	$3,518,000

Inventories:
Raw materials and subassemblies	$2,135,000	$3,851,000
Work in progress	381,000	144,000
Finished goods	3,389,000	3,367,000

	$5,905,000	$7,362,000

Property, plant and equipment:
Machinery and equipment	$7,564,000	$7,572,000
Leasehold improvements	449,000	498,000
Office fixtures, equipment and other	393,000	326,000

	8,406,000	8,396,000
Less: accumulated depreciation	(3,371,000)	(2,550,000)

	$5,035,000	$5,846,000

Accounts payable and accrued liabilities:
Accounts payable	$229,000	$1,853,000
Accrued payroll, bonus and vacation	362,000	767,000
Accrued legal and other professional fees	134,000	202,000
Other accrued expenses	566,000	438,000

	$1,291,000	$3,260,000

NOTE 11 — Quarterly Financial Data (Unaudited) and Fourth Quarter Charges

        The following table reflects the unaudited quarterly results of the Company for the fiscal years ended June 27, 2003 and June 28, 2002:

Quarter Ended	Net Sales	Gross Profit (Loss)	Operating (Loss) Income	Net (Loss) Income	Diluted Net (Loss) Income Per Share(a)

2003 Fiscal Year
September 27, 2002	$7,074,000	$1,844,000	$52,000	$61,000	$0.01
December 28, 2002	5,536,000	1,172,000	(723,000)	(730,000)	(0.06)
March 28, 2003	5,006,000	1,087,000	(451,000)	(443,000)	(0.04)
June 27, 2003	6,457,000	1,696,000	125,000	104,000	0.01

2002 Fiscal Year
September 28, 2001	$9,098,000	$2,270,000	$(210,000)	$(237,000)	$(0.0)
December 28, 2001	6,432,000	1,391,000	(1,189,000)	(1,199,000)	(0.10)
March 29, 2002	6,988,000	1,679,000	(857,000)	(848,000)	(0.07)
June 28, 2002 (b)	7,283,000	(32,000)	(4,609,000)	(4,537,000)	(0.36)

(a)	The sum of the unaudited quarterly income (loss) per share amounts do not always equal the annual amount reported because the per share amounts are computed independently for each quarter and the year based on the weighted average common and common equivalent shares outstanding in each period.

(b)	During the fourth quarter of fiscal 2002, as a result of new product configurations and the notification from certain customers that certain products would no longer be ordered, the Company reevaluated excess and obsolete inventory and also made the decision to discontinue the Digital Closet product line. As a result, in the fourth quarter of fiscal 2002, the Company recorded a charge of $1.9 million for the write-down of inventories. The Company also recorded a charge of $1,716,000 for the impairment of long-lived assets in the fourth quarter of fiscal 2002 (see Note 1).

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        As recommended by the Company’s Audit Committee, the Company’s Board of Directors on April 9, 2002 decided to no longer engage Arthur Andersen LLP (“Andersen”) as the Company’s independent public accountants and engaged KPMG LLP (“KPMG”) to serve as the Company’s independent public accountants. While the Company’s stockholders, at the Annual Meeting of Stockholders held on December 5, 2001, ratified the appointment of Andersen as the Company’s independent public accountants for the fiscal year ending June 28, 2002, the Company’s Board of Directors retained the right to select different auditors should it then deem it in the Company’s interests. The selection of KPMG was based on, among other factors, KPMG’s industry expertise and the engagement team’s experience and qualifications.

        Andersen’s report on the financial statements of the Company for the year ended June 29, 2001 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

        During the Company’s fiscal year 2001, and the subsequent interim period through the date of termination of Andersen’s engagement, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of the disagreements in connection with their report on the Company’s consolidated financial statements for such years.

        During the Company’s fiscal year 2001, and the subsequent interim period through the date of termination of Andersen’s engagement, there was no “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, and there was no disagreement or difference of opinion with Andersen regarding any “reportable event.”

         During the Company’s fiscal year 2001 and the subsequent interim period through the date of this Report, neither the Company nor anyone on behalf of the Company consulted KPMG regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company or any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

Item 9A. Controls and Procedures

         As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s President and principal executive officer and the Company’s Vice President-Finance and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of June 27, 2003, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including those officers, to allow timely decisions regarding required disclosure.

         During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

        The information called for by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated herein by reference to such information which will be contained in the Company’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company’s 2003 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Reports of Independent Public Accountants	20
Consolidated Balance Sheets at June 27, 2003 and June 28, 2002	22
Consolidated Statements of Operations for each of the three years in the
period ended June 27,2003	23
Consolidated Statements of Stockholders' Equity for each of the three years
years in the period ended June 27, 2003	25
Notes to Consolidated Financial Statements	26

(a)(2) Schedule II - Valuation and Qualifying Accounts	S-	1

          (3) Exhibits

Exhibit Number	Description

3(a)(1)	Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 10, 1996. Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1996 (File No. 1-8048).

3(a)(2)	Certificate of Designation, as filed with the Secretary of State of the State of Delaware on January 26, 1998. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) January 26, 1998 (File No. 1-8048).

3(a)(3)	Certificate of Designation, as filed with the Secretary of State of the State of Delaware on May 15, 1998. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

3(a)(4)	Certificate of Amendment of the Company's Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 5, 2001. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) December 5, 2001 (File No. 1-8048).

3(b)	By-laws of the Company, as amended. Incorporated by reference to Exhibit 4.02 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 33- 64980).

4(a)	Rights Agreement dated as of May 15, 1998 between the Company and Harris Trust Savings Bank formerly Harris Trust of Chicago). Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

4(b)(1)*	Security Agreement dated as of September 17, 2003 between the Company and Milberg Factors, Inc. ("Lender").

4(b)(2)*	Guaranty Agreement dated as of September 17, 2003 between TII Systems, Inc. and Lender.

4(b)(3)*	Security Interest In Inventory Under Uniform Commercial Code Supplement to Security Agreement (Accounts Receivable Financing) Contract dated as of September 17, 2003 between the Company and Lender.

4(b)(4)*	Security Agreement - Goods and Chattels dated as of September 17, 2003 between the Company and Lender.

10(a)(1)+	1986 Stock Option Plan of the Company, as amended. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1996 (File No. 1-8048).

10(a)(2)+	1994 Non-Employee Director Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(a)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 1-8048).

10(a)(3)+	1995 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997 (File No. 1-8048).

10(a)(4)+*	1998 Stock Option Plan, as amended.

10(b)(1)+	Amended and Restated Employment Agreement dated as of August 1, 1997 between the Company and Timothy J Roach. Incorporated by reference to Exhibit 10(b)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (File No. 1-8048).

10(b)(1)(A)+*	Amended and Restated Employment Agreement dated as of July 1, 2003 between the Company and Timothy J. Roach.

10(b)(2)+	Employment Agreement dated as of September 5, 2000 between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 10(b)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(b)(2)(A)+*	Amendment No. 1 to Employment Agreement dated as of June 5, 2003 between the Company and Kenneth A. Paladino.

10(b)(3)+	Employment Agreement dated as of June 30, 2000 between the Company and Thomas J. Guzek. Incorporated by reference to Exhibit 10(b)(8) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(b)(6)+	Consultant Agreement dated as of March 29, 2002 between the Company and R. Dave Garwood.

10(c)(1)(A)	Equipment Lease dated July 18, 1991 between PRC Leasing, Inc. ("PRC") and the Company. Incorporated by reference to Exhibit 10(b)(57) to the Company's Current Report on Form 8-K for the month of July 1991 (File No. 1-8048).

10(c)(1)(B)	Amendment dated July 18, 1992 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(b)(67) to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 1993 (File No. 1- 8048).

10(c)(1)(C)	Second Amendment dated February 25, 1993 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(b)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 1993 (File No. 1-8048).

10(c)(1)(D)	Restated Third Amendment dated December 14, 1993 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 4(d) to Amendment No. 2 to the Schedule 13D filed by Alfred J. Roach (File No. 1-8048).

10(c)(1)(E)	Fourth Amendment dated June 27, 2000 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(C)1(E) to the Company's Annual Report on Form10-K for the fiscal year ended June 30, 2000 (File No.1-8048).

10(c)(1)(F)	Fifth Amendment dated July 18, 2001 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(c)(1)(F) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 1-8048).

10(c)(1)(G)	Sixth Amendment dated June 5, 2002 to Equipment Lease dated July 18, 1991 between the Company and PRC.

10(c)(1)(H)*	Seventh Amendment dated June 17, 2003 to Equipment Least dated July 18, 1991 between the Company and PRC.

10(d)(1)	Lease Contract dated April 27, 1998 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

10(e)(1)	Exchange Agreement dated as of June 21, 2002 between the Company and the remaining investor in the Company's January 26, 1998 private placement.

10(e)(2)	Warrant dated as of June 21, 2002 issued to the remaining investor in the Company's June 26, 1998 private placement.

10(e)(3)	Registration Rights Agreement dated as of June 21, 2002 between the Company and the remaining investor in the Company's June 26, 1998 private placement.

10(f)(1)	Form of Warrant issued to the investors in the Company's June 8, 2000 private placement and underlying the Unit Purchase Option. Incorporated by reference to Exhibit 10(f)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(2)	Subscription Agreement and Investor Information Statement, including registration rights undertaking of the Company, by and among the Company and the investors in the Company's June 8, 2000 private placement. Incorporated by reference to Exhibit 10(f)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(3)	Placement Agent Agreement dated as of May 15, 2000 by and among the Company and M.H. Meyerson Co., Inc., as placement agent, with respect to the Company's June 8, 2000 private placement. Incorporated by reference to Exhibit 10(f)(3) to the Companys Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(4)	Form of Unit Purchase Option issued to the placement agent for Company's June 8, 2000 private placement. Incorporated by reference to Exhibit 10(f)(4) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

21	Subsidiaries of the Company.

23*	Consent of KPMG LLP.

31(a)*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K:
During the quarter ended June 27, 2003, the Company furnished on Form 8-K a Report
Report dated May 12, 2003 (date of earliest event reported) reporting under Item 7, Financial
Financial Statements and Exhibits, and Item 9, regulation FD Disclosure (Information is
Being Provided Under Item 12). No financial statements were filed with that report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 19, 2003

/s/ Timothy J. Roach
Timothy J. Roach
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 19, 2003	/s/ Alfred J. Roach Alfred J. Roach, Chairman of the Board and Director
September 19, 2003	/s/ Timothy J. Roach Timothy J. Roach, President, Chief Executive Officer (principal executive officer) and Director
September 19, 2003	/s/ Kenneth A. Paladino Kenneth A. Paladino, Vice President-Finance and Treasurer (principal financial officer)
September 19, 2003	/s/ C. Bruce Barksdale C. Bruce Barksdale, Director
September 19, 2003	/s/ Lawrence M. Fodrowski Lawrence M. Fodrowski, Director
September 19, 2003	/s/ R. D. Garwood R. D. Garwood, Director
September 19, 2003	/s/ James R. Grover, Jr. James R. Grover, Jr., Director
September 19, 2003	/s/ Joseph C. Hogan Joseph C. Hogan, Director
September 19, 2003	/s/ Mark T. Bradshaw Mark T. Bradshaw, Director

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Fiscal Year Ended	Balance at Beginning of Year	Additions	Dispositions	Balance at End of Year
June 27, 2003	$100,000	-	-	$100,000
June 28, 2002	$ 58,000	73,000	(31,000)	$100,000
June 29, 2001	$144,000	-	(86,000)	$ 58,000

S-1

EXHIBIT INDEX

Exhibit Number	Description

3(a)(1)	Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 10, 1996. Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1996 (File No. 1-8048).

3(a)(2)	Certificate of Designation, as filed with the Secretary of State of the State of Delaware on January 26, 1998. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) January 26, 1998 (File No. 1-8048).

3(a)(3)	Certificate of Designation, as filed with the Secretary of State of the State of Delaware on May 15, 1998. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

3(a)(4)	Certificate of Amendment of the Company's Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 5, 2001. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) December 5, 2001 (File No. 1-8048).

3(b)	By-laws of the Company, as amended. Incorporated by reference to Exhibit 4.02 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 33- 64980).

4(a)	Rights Agreement dated as of May 15, 1998 between the Company and Harris Trust Savings Bank formerly Harris Trust of Chicago). Incorporated by reference to Exhibit 4.1 to the Companys Current Report on Form 8K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

4(b)(1)*	Security Agreement dated as of September 17, 2003 between the Company and Milberg Factors, Inc. ("Lender").

4(b)(2)*	Guaranty Agreement dated as of September 17, 2003 between TII Systems, Inc. and Lender.

4(b)(3)*	Security Interest In Inventory Under Uniform Commercial Code Supplement to Security Agreement (Accounts Receivable Financing) Contract dated as of September 17, 2003 between the Company and Lender.

4(b)(4)*	Security Agreement - Goods and Chattels dated as of September 17, 2003 between the Company and Lender.

10(a)(1)+	1986 Stock Option Plan of the Company, as amended. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1996 (File No. 1-8048).

10(a)(2)+	1994 Non-Employee Director Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(a)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 1-8048).

10(a)(3)+	1995 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997 (File No. 1-8048).

10(a)(4)+*	1998 Stock Option Plan, as amended.

10(b)(1)+	Amended and Restated Employment Agreement dated as of August 1, 1997 between the Company and Timothy J Roach. Incorporated by reference to Exhibit 10(b)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (File No. 1-8048).

10(b)(1)(A)+*	Amended and Restated Employment Agreement dated as of July 1, 2003 between the Company and Timothy J. Roach.

10(b)(2)+	Employment Agreement dated as of September 5, 2000 between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 10(b)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(b)(2)(A)+*	Amendment No. 1 to Employment Agreement dated as of June 5, 2003 between the Company and Kenneth A. Paladino.

10(b)(3)+	Employment Agreement dated as of June 30, 2000 between the Company and Thomas J. Guzek. Incorporated by reference to Exhibit 10(b)(8) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(b)(6)+	Consultant Agreement dated as of March 29, 2002 between the Company and R. Dave Garwood.

10(c)(1)(A)	Equipment Lease dated July 18, 1991 between PRC Leasing, Inc. ("PRC") and the Company. Incorporated by reference to Exhibit 10(b)(57) to the Company's Current Report on Form 8-K for the month of July 1991 (File No. 1-8048).

10(c)(1)(B)	Amendment dated July 18, 1992 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(b)(67) to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 1993 (File No. 1- 8048).

10(c)(1)(C)	Second Amendment dated February 25, 1993 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(b)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 1993 (File No. 1-8048).

10(c)(1)(D)	Restated Third Amendment dated December 14, 1993 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 4(d) to Amendment No. 2 to the Schedule 13D filed by Alfred J. Roach (File No. 1-8048).

10(c)(1)(E)	Fourth Amendment dated June 27, 2000 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(C)1(E) to the Company's Annual Report on Form10-K for the fiscal year ended June 30, 2000 (File No.1-8048).

10(c)(1)(F)	Fifth Amendment dated July 18, 2001 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(c)(1)(F) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 1-8048).

10(c)(1)(G)	Sixth Amendment dated June 5, 2002 to Equipment Lease dated July 18, 1991 between the Company and PRC.

10(c)(1)(H)*	Seventh Amendment dated June 17, 2003 to Equipment Least dated July 18, 1991 between the Company and PRC.

10(d)(1)	Lease Contract dated April 27, 1998 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

10(e)(1)	Exchange Agreement dated as of June 21, 2002 between the Company and the remaining investor in the Company's January 26, 1998 private placement.

10(e)(2)	Warrant dated as of June 21, 2002 issued to the remaining investor in the Company's June 26, 1998 private placement.

10(e)(3)	Registration Rights Agreement dated as of June 21, 2002 between the Company and the remaining investor in the Company's June 26, 1998 private placement.

10(f)(1)	Form of Warrant issued to the investors in the Company's June 8, 2000 private placement and underlying the Unit Purchase Option. Incorporated by reference to Exhibit 10(f)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(2)	Subscription Agreement and Investor Information Statement, including registration rights undertaking of the Company, by and among the Company and the investors in the Company's June 8, 2000 private placement. Incorporated by reference to Exhibit 10(f)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(3)	Placement Agent Agreement dated as of May 15, 2000 by and among the Company and M.H. Meyerson Co., Inc., as placement agent, with respect to the Company's June 8, 2000 private placement. Incorporated by reference to Exhibit 10(f)(3) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(4)	Form of Unit Purchase Option issued to the placement agent for Company's June 8, 2000 private placement. Incorporated by reference to Exhibit 10(f)(4) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

21	Subsidiaries of the Company.

23*	Consent of KPMG LLP.

31(a)*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K:
During the quarter ended June 27, 2003, the Company furnished on Form 8-K a Report
Report dated May 12, 2003 (date of earliest event reported) reporting under Item 7, Financial
Financial Statements and Exhibits, and Item 9, regulation FD Disclosure (Information is
Being Provided Under Item 12). No financial statements were filed with that report.