Form 10-K/A
period 2003-06-27
TII NETWORK TECHNOLOGIES INC
filed 2003-10-14
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 27, 2003

                          COMMISSION FILE NUMBER 1-8048

                         TII NETWORK TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     66-0328885
  ---------------------------------         ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


                   1385 Akron Street, Copiague, New York 11726
               (Address of principal executive offices) (Zip Code)
               ---------------------------------------------------

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

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [] No [X]

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

         The number of shares of the Common Stock of the registrant outstanding as of September 19, 2003 was 11,722,284.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

ITEM 5.  Market For Registrant's Common Equity And Related Stockholder Matters

         The Company's Common Stock trades on the Nasdaq SmallCap Market under the symbol "TIII." The following table sets forth, for each quarter during fiscal 2003 and 2002, the high and low sales prices of the Company's common stock on that market:

         Fiscal 2003                                         High         Low
                                                          ----------   ---------
             First Quarter Ended September 27, 2002        $   .50      $  .26
             Second Quarter Ended December 27, 2002            .50         .27
             Third Quarter Ended March 27, 2003                .54         .13
             Fourth Quarter Ended June 27, 2003                .50         .12

         Fiscal 2002                                         High         Low
                                                          ----------   ---------
             First Quarter Ended September 28, 2001         $ 1.11      $  .51
             Second Quarter Ended December 28, 2001            .90         .40
             Third Quarter Ended March 29, 2002                .85         .38
             Fourth Quarter Ended June 28, 2002                .54         .35

         As of September 19, 2003, the Company had approximately 385 holders of record of its common stock.

         To date, the Company has paid no cash dividends. For the foreseeable future, the Company intends to retain all earnings generated from operations for use in the Company's business. Additionally, the Company's borrowing arrangement entered into September 2003 prohibits the payment of cash dividends.

         Information concerning the Company's equity compensation plans will be contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company's 2003 Annual Meeting of Stockholders and is incorporated by reference herein and in
Item 13 of this Report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

October 14, 2003

                                            TII NETWORK TECHNOLOGIES, INC.



                                        By:  /s/ Timothy J. Roach
                                            ------------------------------------
                                            Timothy J. Roach, President,
                                            Chief Executive Officer and Director