Form 10-Q
period 2003-09-26
TII NETWORK TECHNOLOGIES INC
filed 2003-11-07
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 26, 2003

Commission file number 1-8048

TII NETWORK TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

State of incorporation: Delaware                                         IRS Employer Identification No: 66-0328885

1385 Akron Street, Copiague, New York 11726
(Address and zip code of principal executive office)

(631)789-5000
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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of October 31, 2003 was 11,727,084.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, execpt share data)

	September 26, 2003		June 27, 2003
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents		$3,265	$772
Accounts receivable, net		3,723	2,521
Inventories		4,400	5,905
Other current assets		384	354

Total current assets		11,772	9,552

Property, plant and equipment, net		4,678	5,035
Other assets		505	514

TOTAL ASSETS		$16,955	$15,101

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt		$15	$26
Accounts payable and accrued liabilities		2,243	1,291

Total current liabilities		2,258	1,317

Long-term debt		--	13

Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; Series D		--	--
Junior Participating, no shares outstanding Common stock, par value $.01 per share; 30,000,000 shares authorized;
11,739,921 and 11,699,921 shares issued at September 26, 2003 and June 27, 2003,		118	117
respectively, and 11,722,284 and 11,682,284 shares outstanding at September 26,
2003 and June 27, 2003, respectively
Additional paid-in capital		37,879	37,867
Accumulated deficit		(23,019)	(23,932)

		14,978	14,052
Less: Treasury stock, at cost; 17,637 common shares		(281)	(281)

Total stockholders' equity		14,697	13,771

		$16,955	$15,101
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

See Notes to Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, execpt share data)

	Three months ended
	September 26, 2003	September 27, 2002
	(Unaudited)
Net sales	$9,211	$7,074
Cost of sales	6,424	5,230

Gross profit	2,787	1,844

Operating expenses:
Selling, general and administrative	1,486	1,438
Research and development	386	354

Total operating expenses	1,872	1,792

Operating income	915	52
Interest expense	(10)	(10)
Interest income	8	4
Other income	--	15

Net earnings	$913	$61

Net earnings per common share:
Basic	$.08	$.01

Diluted	$.08	$.01

Weighted average common shares outstanding:
Basic	11,686	11,682
Diluted	11,959	11,702

See Notes to Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(In thousands, execpt share data)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance, June 27, 2003	11,682,284	$117	$37,867	$(23,932)	$(281)	$13,771
Exercise of stock options	40,000	1	12	--	--	13
Net earnings for the three
months ended September 26, 2003	--	--	--	913	--	913

Balance, September 26, 2003	11,722,284	$118	$37,879	$(23,019)	$(281)	$14,697

See Notes to Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three months ended
	September 26, 2003	September 27, 2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$913	$61
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	284	282
Loss on disposal of capital assets	144	--
Changes in operating assets and liabilities:
Accounts receivable	(1,202)	405
Inventories	1,505	395
Other assets	(30)	(16)
Accounts payable and accrued liabilities	952	(891)

Net cash provided by operating activities	2,566	236

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of proceeds from dispositions	(62)	(158)

Net cash used in investing activities	(62)	(158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	13	--
Repayment of debt and obligations under capital leases	(24)	(187)

Net cash used in financing activities	(11)	(187)

Net increase (decrease) in cash and cash equivalents	2,493	(109)
Cash and cash equivalents, at beginning of period	772	868

Cash and cash equivalents, at end of period	$3,265	$759

SUPPLEMENTAL DISCLOSURE OF CASH TRANSACTIONS:
Cash paid during the period for interest	$10	$10

See Notes to Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — INTERIM FINANCIAL STATEMENTS: The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 — COMPREHENSIVE INCOME: For the three months ended September 26, 2003 and September 27, 2002, comprehensive income equaled net income.

NOTE 3 — FISCAL YEAR: The Company reports on a 52-53 week fiscal year ending on the last Friday in June, with fiscal quarters ending on the last Friday of each calendar quarter. The Company’s fiscal year ending June 25, 2004 will contain 52 weeks. Fiscal 2003 also had 52 weeks.

NOTE 4 — STOCK-BASED COMPENSATION: The Company applies the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its stock option plans. The exercise price of all options granted under all the plans has equaled at least the market value of the common stock on the dates of grants. Accordingly, no compensation expense has been recognized for options granted to employees or directors.

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123, the Company’s net earnings would have changed to the pro forma amounts indicated in the table below.

	For the three months ended
	September 26, 2003	September 27, 2002
	(In thousands, except per share data)
Net earnings:(loss)
As reported	$913	$61
Pro forma	$821	$(34)
Basic net earnings (loss) per share:
As reported	$.08	$.01
Pro forma	$.07	$.00
Diluted net earnings (loss) per share:
As reported	$.08	$.01
Pro forma	$.07	$.00

NOTE 5 — NET EARNINGS PER COMMON SHARE: Basic net earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding increased by dilutive common stock warrants and options.

The following table sets forth the computation of basic and diluted net earnings per share:

	Three months ended
	September 26, 2003	September 27, 2002
	(in thousands)
Numerator for diluted calculation:
Net earnings	$913	$61

Denominator:
Weighted average common shares outstanding	11,686	11,682
Dilutive effect of stock warrants and options	273	20

Denominator for diluted calculation	11,959	11,702

Options and warrants to purchase an aggregate of approximately 5,714,000 and 6,720,000 shares of common stock outstanding as of September 26, 2003 and September 27, 2002, respectively, are not included in the computation of diluted earnings per share for the three month periods then ended because their exercise prices were greater than the average market price of the Company’s common stock.

NOTE 6 — INVENTORIES: Inventories consisted of the following major classifications:

	September 26, 2003	June 27, 2003
	(in thousands)
Raw materials and subassemblies	$1,757	$2,135
Work in process	343	381
Finished goods	2,300	3,389

	$4,400	$5,905

NOTE 7 — CREDIT FACILITY: The Company has a Credit Facility that enables the Company to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. Outstanding borrowings under the Credit Facility will bear interest at a specified bank’s prime rate (4.0% at September 26, 2003) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the Credit Facility. At September 26, 2003, the borrowing base is $3.2 million and there were no borrowings outstanding. The Credit Facility has an initial one year term and is automatically renewed for successive two year periods but may be terminated by the lender at any time on 60 days notice or the Company on 60 days notice prior to the end of the initial term or any renewal term. The Credit Facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The Credit Facility requires, among other covenants, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0

million.     The Credit Facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others.

NOTE 8 — SIGNIFICANT CUSTOMERS: For the quarters ended September 26, 2003 and September 27, 2002, the Company’s major customer accounted for approximately 58% and 62% of the Company’s consolidated net sales, respectively. Another customer accounted for approximately 12% of the Company’s consolidated net sales for the period ended September 26, 2003. As of September 26, 2003 two customers accounted for 50% and 19% of accounts receivable, and as of September 27, 2002 these customers accounted for approximately 51% and 17% of accounts receivable, respectively.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF
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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

TII’s consolidated financial statements have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments. The Company believes that the determination of the carrying value of the Company’s inventories and long-lived assets are the most critical areas where management’s judgments and estimates affect the Company’s reported results. While the Company believes its estimates are reasonable, misinterpretation of the conditions that effect the valuation of these assets could result in actual results varying from reported results, which are based on the Company’s estimates, assumptions and judgments as of the balance sheet date.

Inventories are required to be stated at the lower of cost or market. In establishing the appropriate inventory reserves, management assesses the ultimate recoverability of the inventory considering such factors as technological advancements in products required by the Company’s customers, average selling prices for finished goods inventory, changes within the marketplace, quantities of inventory items on hand, historical usage or sales of each inventory item, forecasted usage or sales of inventory and general economic conditions.

The Company reviews long-lived assets, such as fixed assets to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected cash flows is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

GENERAL

Over the last several years, the continuing telecommunications industry-wide slowdown, cutbacks in construction and maintenance budgets and a reduction in the number of telephone access lines being deployed have adversely affected the Company. During this period, the Company has been both reducing the cost of its products and its overall cost structure while also developing new products to increase its market share and diversify its customer base. Beginning in the fourth quarter of fiscal 2003, sales of the Company’s products increased and, combined with the success of the cost reduction efforts, the Company has been profitable. While the Company expects certain unfavorable industry trends to continue through fiscal 2004, the Company believes that there is a general overall improvement in the telecommunications industry.

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 2004 were $9.2 million compared to $7.1 million for the first quarter of fiscal 2003, an increase of approximately $2.1 million or 30.2%. The increase in sales over the prior period is primarily due to the severe weather that occurred this past summer, compounded by the low inventory levels that the Company’s customers have been carrying. Though sales are not expected to continue at first quarter levels, the Company anticipates that sales for the balance of fiscal 2004 will exceed sales for the similar period of fiscal 2003.

Gross profit for the first quarter of fiscal 2004 was $2.8 million, or 30.3 % of net sales, compared to $1.8 million, or 26.1% of net sales, for the comparable prior year period, an increase of approximately $943,000 or 51.1%. The improved gross profit levels and gross margin over the prior year ago period were primarily due to the increased sales levels and the actions that the Company has been taking to reduce the cost of producing its products.

Selling, general and administrative expenses for the first quarter of fiscal 2004 were $1.5 million, or 16.1% of sales, compared to $1.4 million, or 20.3% of sales, for the comparable prior year period, an increase of approximately $48,000 or 3.3%. The higher dollar amount of expense was due to higher variable selling and other costs associated with the increased level of sales, partially offset by the cost reductions made by the Company.

Research and development expenses for the first quarter of fiscal 2004 were $386,000 compared to $354,000 for the comparable prior year period, an increase of approximately $32,000 or 9%. The higher expense was due principally to development costs for products related to home networking systems.

Interest expense for both the first quarters of fiscal 2004 and fiscal 2003 was $10,000.

Interest income for the first quarter of fiscal 2004 increased by $4,000 to $8,000 due to higher comparable average cash and cash equivalent balances held by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents was $3.3 million at September 26, 2003 compared to $772,000 at the end of fiscal 2003, an increase of approximately $2.5 million. The increase during the three months ended September 26, 2003 occurred primarily as a result of the net operating earnings during the period, a reduction in inventories and increase in accounts payable and accrued liabilities partially offset by an increase in accounts receivable. Working capital increased to $9.5 million at the end of the first quarter of fiscal 2004 from $8.2 million at the end of fiscal 2003.

For the three months ended September 26, 2003, the Company generated $2.6 million of net cash from operating activities compared to $236,000 for the three months ended September 27, 2002. The cash generated from operating activities in the first three months of fiscal 2004 was primarily due to net cash operating earnings (net earnings plus depreciation and amortization expense plus loss on disposal of capital assets) of $1.3 million, a reduction in inventories of $1.5 million as increased product demand used existing inventories and an increase in accounts payable and accrued liabilities of $1.0 million, offset, in part, by an increase in accounts receivable of $1.2 million. The net cash generated from operating activities for the three months ended September 27, 2002 was due to net cash operating earnings of $343,000 and a reduction in receivables of $405,000 and inventories of $395,000 offset, in part, by a decrease in accounts payable and accrued liabilities of $891,000.

Cash of $62,000 was used in the first three months of fiscal 2003 in investing activities for purchases of capital assets. For the three months ended September 27, 2002 investing activities used $158,000 for purchases of capital assets.

Net cash of $11,000 was used in financing activities in the first three months of fiscal 2003 for $24,000 of debt repayments and payments of obligations under capital leases, offset, in part by proceeds from the exercise of options of $13,000. For the three months ended September 27, 2002 financing activities used $187,000 for debt repayments.

Although the Company has no current material commitments for capital expenditures, it expects to increase its rate of purchases of new equipment for the manufacture of new products currently under development.

The Company has a Credit Facility that enables the Company to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. Outstanding borrowings under the Credit Facility will bear interest at a specified bank’s prime rate (4.0% at September 26, 2003) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the Credit Facility. At September 26, 2003, the borrowing base is $3.2 million and there were no borrowings outstanding. The Credit Facility has an initial one year term and is automatically renewed for successive two year periods but may be terminated by the lender at any time on 60 days notice or the Company on 60 days notice prior to the end of the initial term or any renewal term. The Credit Facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The Credit Facility requires, among other covenants, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The Credit Facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others.

Funds anticipated to be generated from operations, together with available cash and borrowings under the Credit Facility, are considered to be adequate to finance the Company’s current operational and capital needs for the next twelve months.

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
  the Company's ability to market existing and new products;
  the Company's ability to retain and win contracts;
  the Company's dependence on third parties for product manufacturing and product components;
  the Company's ability to maintain its relationship with or reduce its dependence upon one of its principal contract manufacturers which is an affiliate of a principal customer;
  the potential for the disruption of shipments to major customers as a result of, among other things, third party labor disputes, political unrest in or shipping disruptions from countries in which the Company's contract manufacturers produce the Company's products;
  weather and similar conditions, particularly the effect of hurricanes on the Company's manufacturing, assembly and warehouse facilities in Puerto Rico or the Pacific Rim;
  competition;
  the Company's ability to attract and retain technologically qualified personnel;
  the Company's ability to fulfill its growth strategies;
  the Company' ability to maintain the listing of its Common Stock on the Nasdaq SmallCap Market;
  the availability of financing on satisfactory terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, including changes in interest rates. The interest payable under the Company’s Credit Facility is based on prime plus 1% and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates on the consolidated operating results of the Company have been immaterial.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s President and principal executive officer and the Company’s Vice President-Finance and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of September 26, 2003, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including those officers, to allow timely decisions regarding required disclosure.

During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

During the quarter ended September 26, 2003, the Company furnished a Current Report on Form 8-K dated September 18, 2003 (date of earliest event reported) reporting under Item 7, Financial Statements and Exhibits, and Item 12, Results of Operations and Financial Condition. No financial statements were filed with that report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TII NETWORK TECHNOLOGIES, INC.

Date: November 7, 2003

                   By:           /s/Kenneth A. Paladino
Kenneth A. Paladino,
                              Vice President - Finance, Treasurer and
Chief Financial Officer

EXHIBIT INDEX

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.