Form 10-Q
period 2003-12-26
TII NETWORK TECHNOLOGIES INC
filed 2004-02-06
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 26, 2003

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of January 29, 2004 was 11,907,784.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, execpt share data)

	December 26, 2003 ----------------	June 27, 2003 ---------------
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents
	$4,246	$772
Accounts receivable, net	2,705	2,521
Inventories	5,071	5,905
Other current assets	311	354

Total current assets	12,333	9,552

Property, plant and equipment, net	4,356	5,035
Other assets	497	514

TOTAL ASSETS	$17,186	$15,101

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$11	$26
Accounts payable and accrued liabilities	2,051	1,291

Total current liabilities	2,062	1,317

Long-term debt	--	13

Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; Series D
Junior Participating, no shares outstanding	--	--
Common stock, par value $.01 per share; 30,000,000 shares authorized;
11,908,921 and 11,699,921 shares issued at December 26, 2003 and June 27,
2003, respectively, and 11,891,284 and 11,682,284 shares outstanding at
December 26, 2003 and June 27, 2003, respectively	119	117
Additional paid-in capital	37,985	37,867
Accumulated deficit	(22,699)	(23,932)

	15,405	14,052
Less: Treasury stock, at cost; 17,637 common shares	(281)	(281)

Total stockholders' equity	15,124	13,771

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,186	$15,101

See Notes to Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, execpt share data)

	Three months ended		Six months ended
	Dec. 26, 2003 -------------------	Dec. 27, 2002 -----------------	Dec. 26, 2003 ----------------	Dec. 27, 2002 -----------------
	(Unaudited)		(Unaudited)
Net sales	$7,001	$5,536	$16,213	$12,610
Cost of sales	4,932	4,364	11,356	9,594

Gross profit	2,069	1,172	4,857	3,016

Operating expenses:
Selling, general and administrative	1,452	1,513	2,938	2,951
Research and development	308	382	694	736

Total operating expenses	1,760	1,895	3,632	3,687

Operating profit (loss)	309	(723)	1,225	(671)
Interest expense	(1)	(13)	(12)	(23)
Interest income	9	5	17	9
Other income	15	1	15	16

Earnings (loss) before income taxes	332	(730)	1,245	(669)
Provision for income taxes	12	--	12	--

Net earnings (loss)	$320	$(730)	$1,233	$(669)

Net earnings (loss) per common share:
Basic	$0.03	$(0.06)	$0.11	$(0.06)

Diluted	$0.02	$(0.06)	$0.10	$(0.06)

Weighted average common shares outstanding:
Basic	11,782	11,682	11,734	11,682
Diluted	12,899	11,682	12,429	11,682

See Notes to Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock Shares --------------	Common Stock Amount ------------	Additional Paid-In Capital --------------	Accumulated Deficit -----------------	Treasury Stock ------------	Total Stockholders' Equity ----------------
Balance, June 27, 2003	11,682,284	$117	$37,867	$(23,932)	$(281)	$13,771
Exercise of stock options	209,000	2	118	--	--	120
Net earnings for the six
months ended December 26, 2003	--	--	--	1,233	--	1,233

Balance, December 26, 2003	11,891,284	$119	$37,985	$(22,699)	$(281)	$15,124

See Notes to Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six months ended
	December 26, 2003 ------------------	December 27, 2002 ----------------
	(Unaudited)
Cash Flows from Operating Activities:
Net earnings (loss)	$1,233	$(669)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	540	557
Loss (gain) on disposal of capital assets	305	(107)
Changes in operating assets and liabilities:
Accounts receivable	(184)	1,653
Inventories	834	111
Other assets	43	(9)
Accounts payable and accrued liabilities	760	129

Net cash provided by operating activities	3,531	1,665

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from dispositions	(149)	(248)
Net proceeds from sales of condominium	--	172

Net cash used in investing activities	(149)	(76)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	120	--
Repayment of debt and obligations under capital leases	(28)	(383)

Net cash provided by (used in) financing activities	92	(383)

Net increase in cash and cash equivalents	3,474	1,206
Cash and cash equivalents, at beginning of period	772	868

Cash and cash equivalents, at end of period	$4,246	$2,074

Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$12	$13

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

Note 2 – Comprehensive income: For the six months ended December 26, 2003 and December 27, 2002, comprehensive income (loss) was the same as net earnings (loss).

Note 3 — Fiscal year: The Company reports on a 52-53 week fiscal year ending on the last Friday in June, with fiscal quarters ending on the last Friday of each calendar quarter. The Company’s fiscal year ending June 25, 2004 will contain 52 weeks. Fiscal 2003 also had 52 weeks.

Note 4 – Stock–Based Compensation: The Company applies the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its stock option plans. The exercise price of all options granted under all the plans has equaled at least the market value of the common stock on the dates of grants. Accordingly, no compensation expense has been recognized for options granted to employees or directors.

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123, the Company’s net earnings (loss) would have changed to the pro forma amounts indicated in the table below.

	For the six months ended
	December 26, 2003	December 27, 2002
	(In thousands, except per share data)
Net earnings:(loss)
As reported	$1,233	$(669)
Pro forma	$769	$(882)
Basic net earnings (loss) per share:
As reported	$.11	$(.06)
Pro forma	$.07	$(.08)
Diluted net earnings (loss) per share:
As reported	$.10	$(.06)
Pro forma	$.06	$(.08)

Note 5 — Net earnings (loss) per common share: Basic net earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the respective period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding increased by dilutive common stock warrants and options.

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three months ended		Six months ended
	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002
	(in thousands)		(in thousands)
Numerator for diluted calculation:
Net earnings (loss)	$320	$(730)	$1,233	$(669)

Denominator:
Weighted average common shares outstanding	11,782	11,682	11,734	11,682
Dilutive effect of stock warrants and options	1,117	--	695	--

Denominator for diluted calculation	12,899	11,682	12,429	11,682

Options and warrants to purchase an aggregate of approximately 3,731,000 and 7,051,000 shares of common stock outstanding as of December 26, 2003 and December 27, 2002, respectively, are not included in the computation of diluted earnings per share for the three month periods then ended because their exercise prices were greater than the average market price of the Company’s common stock for the period.

Note 6 - Inventories: Inventories consisted of the following major classifications:

	December 26, 2003	June 27, 2003
	(in thousands)
Raw materials and subassemblies	$1,556	$2,135
Work in process	426	381
Finished goods	3,089	3,389

	$5,071	$5,905

Note 7 – Credit Facility: The Company has a Credit Facility that enables the Company to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. Outstanding borrowings under the Credit Facility will bear interest at a specified bank’s prime rate (4.0% at December 26, 2003) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the Credit Facility. At December 26, 2003, the borrowing base was $2.3 million and there were no borrowings outstanding. The Credit Facility has an initial one year term and is automatically renewed for successive two year periods but may be terminated by the lender at any time on 60 days notice or the Company on 60 days notice prior to the end of the initial term or any renewal term. The Credit Facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The Credit Facility requires, among other covenants, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The Credit Facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others.

Note 8 – Significant Customers: For the three months ended December 26, 2003 and December 27, 2002, the Company’s major customer accounted for approximately 47% and 56% of the Company’s consolidated net sales, respectively. Another customer accounted for approximately 11% and 14% of the Company’s consolidated net sales for the three months ended December 26, 2003 and December 27, 2002, respectively. A third customer accounted for approximately 13% of the Company’s consolidated net sales for the three months ended December 26, 2003. For the six months ended December 26, 2003 and December 27, 2002, the Company’s major customer accounted for approximately 53% and 59% of the Company’s consolidated net sales, respectively. Another customer accounted for approximately 12% and 11% of the Company’s consolidated net sales for the six months ended December 26, 2003 and December 27, 2002. A third customer accounted for approximately 11% of the Company’s consolidated net sales for the six months ended December 26, 2003. As of December 26, 2003 two customers accounted for 29% and 25% of accounts receivable, and as of December 27, 2002 these customers accounted for approximately 37% and 12% of accounts receivable, respectively.

Note 9 – Stock Option Plans: On December 3, 2003, the shareholders approved the 2003 Non-Employee Director Stock Option Plan (the “2003 Plan”), which expires on September 23, 2013 and replaced the Company’s 1994 Non-Employee Stock Option Plan on December 4, 2003. The 2003 Plan provides for the grant of options to purchase up to 500,000 shares of common stock to non-employee directors of the Company. At each annual shareholders meeting at which directors are elected, each outside director in office after the meeting will automatically be granted options to purchase 5,000 shares plus additional specified shares for serving on Board committees or as chairperson of a committee. On the date a person initially becomes an outside director, that individual is granted 24,000 options under the 2003 Plan. Options granted under the 2003 Plan must have an exercise price equal to the market value of the common stock on the date of grant. All options granted under the 2003 Plan will have a term of ten years and are exercisable on the date of grant, except the initial option grant to new outside directors will vest equally over three years.

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

General

Over the last several years, the continuing telecommunications industry-wide slowdown, cutbacks in construction and maintenance budgets and a reduction in the number of telephone access lines being deployed by Telcos have adversely affected the Company. During this period, the Company has been both reducing the cost of its products and its overall cost structure while also developing new products to increase its market share and diversify its customer base. While the Company expects some industry trends to adversely affect sales to certain of our customers, the Company believes that there is a general overall improvement in the telecommunications industry.

Beginning in the fourth quarter of fiscal 2003, sales of the Company’s products increased and, combined with the success of the cost reduction efforts, the Company has been profitable. Net earnings for the second quarter of fiscal 2004 were $320,000 or $0.02 per diluted share, compared to a net loss of $730,000 or $0.06 per diluted share, in the year ago quarter. Net earnings for the six months ended December 26, 2003 was $1.2 million or $0.10 per diluted share compared to a net loss of $669,000 or $0.06 per diluted share, in the year ago six month period.

This past fall, three RBOCs (Verizon, SBC and BellSouth) jointly announced a ten to fifteen year multi-billion dollar capital improvement program to deploy fiber optic lines to virtually all homes and businesses within their regions (referred to as Fiber to the Premise, or “FTTP”). More recently, the Company's principal customer, Verizon, announced an accelerated plan to begin deploying FTTP and high-speed wireless without increasing its overall capital budget, which is expected to result in a reduction of capital outlays on their traditional copper network. While these programs are in the early stage of planning by the RBOCs, their deployment could have a significant impact on the Company’s traditional protection based products since FTTP and wireless networks require less traditional protection than the current copper networks.

Results of Operations

Net sales for the second quarter of fiscal 2004 were $7.0 million compared to $5.5 million for the comparative prior year period, an increase of approximately $1.5 million or 26.5%. Net sales for the first six months of fiscal year 2004 were $16.2 million compared to $12.6 million for the similar prior year period, an increase of approximately $3.6 million or 28.6%. The increase in net sales for the second quarter of fiscal 2004 compared to the prior year similar period was due to the effect of the general improvement in the telecommunications industry on some of the Company’s customers. The increase in sales for the six months of fiscal 2004 over the similar prior period was primarily due to the severe weather that occurred this past summer, compounded by the low inventory levels that the Company’s customers have been carrying. The Company anticipates that sales for the balance of fiscal 2004 will exceed sales for the similar period of fiscal 2003.

Gross profit for the second quarter of fiscal 2004 was $2.1 million compared to $1.2 million for the comparative period of fiscal 2003, an increase of approximately $897,000 or 76.5%, while gross profit margins for the comparative quarters were 29.6% and 21.1%, respectively. Gross profit for the six months ended December 26, 2003 was $4.9 million compared to $3.0 million for the same prior year period, an increase of approximately $1.8 million or 61.0%, while gross profit margins for those periods were 30.0% and 23.9%, respectively. The improved gross profit levels and gross margins over the prior year ago periods were primarily due to the increased sales levels and the actions that the Company has been taking to reduce the cost of producing its products.

Selling, general and administrative expenses were relatively stable in dollar amount, despite the increase in sales, at $1.5 million and $2.9 million for the comparable second quarters and six month periods of both fiscal 2004 and 2003, respectively. The Company expects a modest increase in these expenses over the balance of the year as it increases its marketing efforts.

Research and development expenses for the second quarter of fiscal 2004 were $308,000 compared to $382,000 for the comparable prior year period, a decrease of approximately $74,000 or 19.4%. For the six months ended December 26, 2003, research and development expenses were $694,000 compared to $736,000 for the same year ago prior period, a decrease of approximately $42,000 or 5.7%. The lower expense for both reported periods of fiscal 2004 was due to increased utilization of the Company’s contract manufacturers for product development, partially offset by increased outlays for the development of new home networking related products.

Interest expense for the second quarter of fiscal 2004 was $1,000 compared to $13,000 for the comparable prior year period, a decrease of approximately $12,000 or 92.3%. For the six months ended December 26, 2003, interest expense was $12,000 compared to $23,000 for the same prior year period, a decrease of approximately $11,000 or 47.8%. The decline for the second quarter and six-month period was due to decreased borrowings under the Company’s credit facilities.

Interest income for the second quarter of fiscal 2004 was $9,000 compared to $5,000 for the comparable prior year period. For the six months ended December 26, 2003, interest income was $17,000 compared to $9,000 for the comparable prior year period. The increases were due to higher comparable average cash and cash equivalent balances held by the Company.

Liquidity and Capital Resources

The Company’s cash and cash equivalents was $4.2 million at December 26, 2003 compared to $772,000 at the end of fiscal 2003, an increase of approximately $3.5 million, and compared to $2.1 million at December 27, 2002, an increase of approximately $2.1 million. The increase during the six months ended December 26, 2003 occurred primarily as a result of the net earnings during the period, a reduction in inventories and increases in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable. Working capital increased to $10.3 million at the end of the second quarter of fiscal 2004 from $8.2 million at the end of fiscal 2003 and $8.0 million at December 27, 2002.

For the six months ended December 26, 2003, the Company generated $3.5 million of cash from operating activities compared to $1.7 million for the six months ended December 27, 2002. The cash generated from operating activities in the first six months of fiscal 2004 was primarily due to net cash earnings (net earnings plus depreciation and amortization expense plus loss on disposal of capital assets) of $2.1 million, a reduction in inventories of $834,000 as increased product demand was largely met through sales from existing inventories and an increase in accounts payable and accrued liabilities of $760,000, offset, in part, by an increase in accounts receivable of $184,000. The net cash generated from operating activities for the six months ended December 27, 2002 was primarily due to a $1.7 million reduction in inventories.

Cash of $149,000 was used in the first six months of fiscal 2004 in investing activities for purchases of capital assets. For the six months ended December 27, 2002, investing activities used $76,000 for purchases of capital assets of $248,000 which were partially offset by net cash realized from the sale of a long-lived asset of $172,000. Although the Company has no current material commitments for capital expenditures, it expects to increase its rate of purchases of new equipment for the manufacture of existing and new products currently under development.

Net cash of $92,000 was provided by financing activities in the first six months of fiscal 2004 due to proceeds received from the exercise of options of $120,000, partially offset by $28,000 of payments of obligations under capital leases. For the six months ended December 27, 2002 financing activities used $383,000 for debt repayments and payments of capital lease obligations.

The Company has a Credit Facility that enables the Company to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. Outstanding borrowings under the Credit Facility will bear interest at a specified bank’s prime rate (4.0% at December 26, 2003) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the Credit Facility. At December 26, 2003, the borrowing base was $2.3 million and there were no borrowings outstanding. The Credit Facility has an initial one year term and is automatically renewed for successive two year periods but may be terminated by the lender at any time on 60 days notice or the Company on 60 days notice prior to the end of the initial term or any renewal term. The Credit Facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The Credit Facility requires, among other covenants, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The Credit Facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others.

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

Item 4. Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s President and principal executive officer and the Company’s Vice President-Finance and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of December 26, 2003, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including those officers, to allow timely decisions regarding required disclosure.

During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on December 3, 2003, the Company’s stockholders:

(a)

Elected the following to serve as Class III directors of the Company until the Company’s Annual Meeting of Stockholders to be held in the year 2006 and until their respective successors are elected and qualified by the following votes:

	For	Withheld
Alfred J. Roach	9,647,436	846,335
Timothy J. Roach	9,743,442	750,329
Lawrence M. Fodrowski	9,778,185	715,586

(b)     Ratified the Company’s 2003 Non-Employee Director Stock Option Plan by the following votes:

For	Against	Abstain	Broker Non-Votes
3,509,389	896,349	29,137	6,058,896
(c)	Ratified the selection by the Board of Directors of KPMG LLP as the Company’s independent public accountants for the Company’s fiscal year ending June 25, 2004 by the following votes:

For	Against	Abstain
10,428,663	59,980	5,128

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

31(a)     Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)     Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)     Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)     Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K:

During the quarter ended December 26, 2003, the Company furnished a Report on Form 8-K dated December 5, 2003 (date of earlier event reported) reporting under Item 12 “Results of Operations and Financial Condition.” No financial statements were filed or furnished with that Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TII NETWORK TECHNOLOGIES, INC.

Date: February 6, 2004

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