Form 10-Q
period 2004-03-26
TII NETWORK TECHNOLOGIES INC
filed 2004-05-10
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 26, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ___ No   X

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of April 15, 2004 was 11,907,784.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, execpt share data)

	March 26, 2004	June 27, 2003
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$4,008	$772
Accounts receivable, net	2,698	2,521
Inventories	6,060	5,905
Other current assets	209	354

Total current assets	12,975	9,552

Property, plant and equipment, net	4,286	5,035
Other assets	487	514

TOTAL ASSETS	$17,748	$15,101

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$8	$26
Accounts payable and accrued liabilities	2,392	1,291

Total current liabilities	2,400	1,317

Long-term debt	--	13

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; Series D
Junior Participating, no shares outstanding	--	--
Common stock, par value $.01 per share; 30,000,000 shares authorized;
11,925,421 and 11,699,921 shares issued at March 26, 2004 and June 27, 2003, respectively, and 11,907,784 and 11,682,284 shares outstanding at March 26,
2004 and June 27, 2003, respectively	119	117
Additional paid-in capital	37,992	37,867
Accumulated deficit	(22,482)	(23,932)

	15,629	14,052
Less: Treasury stock, at cost; 17,637 common shares	(281)	(281)

Total stockholders' equity	15,348	13,771

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,748	$15,101

See Notes to Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, execpt share data)

	Three months ended		Nine months ended
	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003
	(Unaudited)		(Unaudited)
Net sales	$6,038	$5,006	$22,251	$17,616
Cost of sales	4,103	3,919	15,459	13,513

Gross profit	1,935	1,087	6,792	4,103

Operating expenses:
Selling, general and administrative	1,374	1,253	4,312	4,204
Research and development	343	285	1,037	1,021

Total operating expenses	1,717	1,538	5,349	5,225

Operating profit (loss)	218	(451)	1,443	(1,122)

Interest expense	--	(8)	(12)	(31)
Interest income	8	6	25	15
Other income	6	10	21	26

Earnings (loss) before income taxes	232	(443)	1,477	(1,112)
Provision for income taxes	15	--	27	--

Net earnings (loss)	$217	$(443)	$1,450	$(1,112)

Net earnings (loss) per common share:
Basic	$0.02	$(0.04)	$0.12	$(0.10)

Diluted	$0.02	$(0.04)	$0.11	$(0.10)

Weighted average common shares outstanding:
Basic	11,905	11,682	11,791	11,682
Diluted	13,167	11,682	12,675	11,682

See Notes to Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance, June 27, 2003	11,682,284	$117	$37,867	$(23,932)	$(281)	$13,771
Exercise of stock options	225,500	2	125	--	--	127
Net earnings for the nine
months ended March 26, 2004	--	--	--	1,450	--	1,450

Balance, March 26, 2004	11,907,784	$119	$37,992	$(22,482)	$(281)	$15,348

See Notes to Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine months ended
	March 26, 2004	March 28, 2003
	(Unaudited)
Cash Flows from Operating Activities:
Net earnings (loss)	$1,450	$(1,112)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	795	836
Loss (gain) on disposal of capital assets	305	(212)
Changes in operating assets and liabilities:
Accounts receivable	(177)	980
Inventories	(155)	680
Other assets	145	162
Accounts payable and accrued liabilities	1,101	(1,041)

Net cash provided by operating activities	3,464	293

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from dispositions	(324)	(375)
Net proceeds from sale of condominium	--	329

Net cash used in investing activities	(324)	(46)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	127	--
Repayment of debt and obligations under capital leases	(31)	(474)

Net cash provided by (used in) financing activities	96	(474)

Net increase (decrease) in cash and cash equivalents	3,236	(227)
Cash and cash equivalents, at beginning of period	772	868

Cash and cash equivalents, at end of period	$4,008	$641

Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$12	$31

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

Note 2 – Comprehensive income: For the nine months ended March 26, 2004 and March 28, 2003, comprehensive income (loss) was the same as net earnings (loss).

Note 3 — Fiscal year: The Company reports on a 52-53 week fiscal year ending on the last Friday in June, with fiscal quarters ending on the last Friday of each calendar quarter. The Company’s fiscal year ending June 25, 2004 will contain 52 weeks, as did fiscal 2003.

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

	For the nine months ended
	March 26, 2004	March 28, 2003
	(In thousands, except per share data)
Net earnings:(loss)
As reported	$1,450	$(1,112)
Pro forma	$953	$(1,413)
Basic net earnings (loss) per share:
As reported	$0.12	$(0.10)
Pro forma	$0.08	$(0.12)
Diluted net earnings (loss) per share:
As reported	$0.11	$(0.10)
Pro forma	$0.07	$(0.12)

Note 5 — Net earnings (loss) per common share: Basic net earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the respective period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding increased by dilutive common stock warrants and options.

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	For the three months ended		For the nine months ended
	Mar 26, 2004	Mar 28, 2003	Mar 26, 2004	Mar 28, 2003
	(In thousands)		(In thousands)
Numerator for diluted calculation:
Net earnings (loss)	$217	$(443)	$1,450	$(1,112)

Denominator:
Weighted average common shares outstanding	11,905	11,682	11,791	11,682
Dilutive effect of stock options and warrants	1,262	--	884	--

Denominator for diluted calculation	13,167	11,682	12,675	11,682

Options and warrants to purchase an aggregate of approximately 3,702,000 and 6,998,000 shares of common stock outstanding as of March 26, 2004 and March 28, 2003, respectively, were not included in the computation of diluted earnings per share for the nine month periods then ended. For the 2004 period, the exercise price of these securities was greater than the average market price of the Company’s common stock during the period. For the 2003 period, these securities were excluded because the Company incurred a net loss and their inclusion would have been anti-dilutive.

Note 6 — Inventories: Inventories consisted of the following major classifications:

	March 26, 2004	June 27, 2003
	(in thousands)
Raw materials and subassemblies	$1,422	$2,135
Work in process	408	381
Finished goods	4,230	3,389

	$6,060	$5,905

Note 7 – Credit Facility: The Company has a Credit Facility that enables the Company to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. Outstanding borrowings under the Credit Facility will bear interest at a specified bank’s prime rate (4.0% at March 26, 2004) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the Credit Facility. At March 26, 2004, the borrowing base was $2.3 million and there were no borrowings outstanding. The Credit Facility has an initial one year term (until September 2004) and is automatically renewed for successive two year periods but may be terminated by the lender at any time on 60 days notice or the Company on 60 days notice prior to the end of the initial term or any renewal term. The Credit Facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The Credit Facility requires, among other things, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The Credit Facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others.

Note 8 – Significant Customers: For the three months ended March 26, 2004 and March 28, 2003, the Company’s major customer accounted for approximately 46% and 55% of the Company’s consolidated net sales, respectively. Another customer accounted for approximately 12% of the Company’s consolidated net sales for the three months ended March 26, 2004. A third customer accounted for approximately 17% and 10% of the Company’s consolidated net sales for the three months ended March 26, 2004 and March 28, 2003, respectively. For the nine months ended March 26, 2004 and March 28, 2003, the Company’s major customer accounted for approximately 51% and 58% of the Company’s consolidated net sales, respectively. Another customer accounted for approximately 12% and 10% of the Company’s consolidated net sales for the nine months ended March 26, 2004 and March 28, 2003. A third customer accounted for approximately 13% of the Company’s consolidated net sales for the nine months ended March 26, 2004. As of March 26, 2004 three customers accounted for 34%, 24% and 10% of accounts receivable, respectively and as of June 27, 2003 two customers accounted for approximately 63% and 11% of accounts receivable, respectively.

Note 9 – Stock Option Plans: On December 3, 2003, the Company’s shareholders approved the 2003 Non-Employee Director Stock Option Plan (the “2003 Plan”), which expires on September 23, 2013 and replaced the Company’s 1994 Non-Employee Stock Option Plan on December 4, 2003. The 2003 Plan provides for the grant of options to purchase up to 500,000 shares of common stock to non-employee directors of the Company. On the date a person initially becomes an outside director, that individual is granted an option to purchase 24,000 shares under the 2003 Plan. At each annual shareholders meeting at which directors are elected, each outside director in office after the meeting is automatically granted an option to purchase 5,000 shares plus additional specified shares for serving on Board committees or as chairperson of a committee. Options granted under the 2003 Plan must have an exercise price equal to the market value of the common stock on the date of grant. All options granted under the 2003 Plan have a term of ten years and are exercisable on the date of grant, except the initial option grant to new outside directors vests equally over three years.

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

General

Over the last several years, the continuing telecommunications industry-wide slowdown, cutbacks in construction and maintenance budgets and a reduction in the number of telephone access lines being deployed by Telcos have adversely affected the Company. During this period, the Company has been both reducing the cost of its products and its overall cost structure while also developing new products in an effort to increase its market share and diversify its customer base.

While the Company expects some industry trends that adversely affect sales to certain of our customers to continue, the Company believes that the general overall improvement in the telecommunications industry should continue. As a result, beginning in the fourth quarter of fiscal 2003, sales of the Company’s products have increased and, combined with the success of the cost reduction efforts, the Company has been profitable.

This past fall, three RBOCs (Verizon, SBC and BellSouth) jointly announced a ten to fifteen year multi-billion dollar capital improvement program to deploy fiber optic lines to virtualy all homes and businesses within their regions (referred to as Fiber to the Premise, or "FTTP"). More recently, the Company's major customer, Verizon, announced an accelerated plan to begin deploying FTTP and high-speed wireless without increasing its overall capital budget, which is expected to result in a reduction of capital outlays on their traditional copper network. While these programs are in the early stage of planning by the RBOCs, their deployment could have a significant impact on the Company's traditional protection based products since FTTP and wireless networks require less traditional protection than the current copper networks.

The Company believes the reduction in revenues in the third quarter of fiscal 2004 from second quarter levels reflects, in part, the initial effects of the FTTP program. The full extent of the impact on the Company of this program is not yet known but, while the Company believes it will continue to negatively impact its traditional copper based products, the Company also believes that the current embedded copper infrastructure will continue to be the dominant transmission medium for years to come.

Accordingly, the Company has been accelerating its efforts to diversify its customer base in order to reduce its reliance on its major customer which include increased outlays for additional marketing and product development resources.

Results of Operations

Net sales for the third quarter of fiscal 2004 were $6.0 million compared to $5.0 million for the comparative prior year period, an increase of approximately $1.0 million or 20.6%. Net sales for the first nine months of fiscal year 2004 were $22.3 million compared to $17.6 million for the similar prior year period, an increase of approximately $4.6 million or 26.3%. The increase in net sales for the third quarter of fiscal 2004 compared to the prior year similar period was due to the effect of the general improvement in the telecommunications industry on some of the Company’s customers. The increase in sales for the nine months of fiscal 2004 over the similar prior period was primarily due to the severe weather that occurred this past summer, compounded by the low inventory levels that the Company’s customers were then carrying and, more recently, the impact of the improvement in the telecommunications industry on some of the Company’s customers.

Gross profit for the third quarter of fiscal 2004 was $1.9 million compared to $1.1 million for the comparative period of fiscal 2003, an increase of approximately $848,000 or 78.0%, while gross profit margins for those quarters were 32.0% and 21.7%, respectively. Gross profit for the nine months ended March 26, 2004 was $6.8 million compared to $4.1 million for the same prior year period, an increase of approximately $2.7 million or 65.5%, while gross profit margins for those periods were 30.5% and 23.3%, respectively. The improved gross profit levels and gross margins over the prior year ago periods were primarily due to the increased sales levels and the actions that the Company has taken to reduce the cost of producing its products. Additionally, in the third quarter of fiscal 2004, the Company’s margins benefited from a more favorable mix of sales of higher margin products.

Selling, general and administrative expenses for the third quarter of fiscal 2004 were $1.4 million compared to $1.3 million for the comparative period of fiscal 2003, an increase of approximately $121,000 or 9.7%. For the nine months ended March 26, 2004, selling, general and administrative expenses were $4.3 million compared to $4.2 million for the same prior period, an increase of approximately $108,000 or 2.6%. The increase in these expenses resulted primarily from an increase in marketing expenses related to the Company’s efforts to introduce new products and diversify its customer base.

Research and development expenses for the third quarter of fiscal 2004 were $343,000 compared to $285,000 for the comparable prior year period, an increase of approximately $58,000 or 20.4%. This increase was due to development costs related to the Company’s efforts to introduce new products for existing and potential new customers. For the nine months ended March 26, 2004 and March 28, 2003, research and development expenses were each at $1.0 million as the increase in the third quarter of fiscal 2004 was offset by the lower expenses in the first six months.

The Company incurred no interest expense for the third quarter of fiscal 2004 compared to $8,000 for the comparable prior year period. For the nine months ended March 26, 2004, interest expense was $12,000 compared to $31,000 for the same prior year period, a decrease of approximately $19,000 or 61.3%. The declines were due to decreased borrowings under the Company’s credit facilities.

Interest income for the third quarter of fiscal 2004 was $8,000 compared to $6,000 for the comparable prior year period, an increase of approximately $2,000. For the nine months ended March 26, 2004, interest income was $25,000 compared to $15,000 for the comparable prior year period, an increase of approximately $10,000. The increases were due to higher average cash and cash equivalent balances held by the Company.

Net earnings for the third quarter of fiscal 2004 were $217,000 or $0.02 per diluted share, compared to a net loss of $443,000 or $0.04 per diluted share, in the year ago quarter. Net earnings for the nine months ended March 26, 2004 was $1.45 million or $0.11 per diluted share, compared to a net loss of $1.1 million or $0.10 per diluted share, in the year ago nine month period.

Liquidity and Capital Resources

The Company’s cash and cash equivalents was $4.0 million at March 26, 2004 compared to $772,000 at the end of fiscal 2003, an increase of approximately $3.2 million, and compared to $641,000 at March 28, 2003, an increase of approximately $3.4 million. Working capital increased to $10.6 million at the end of the third quarter of fiscal 2004 from $8.2 million at the end of fiscal 2003 and $7.7 million at March 28, 2003.

For the nine months ended March 26, 2004, the Company generated $3.5 million of cash from operating activities compared to $293,000 for the nine months ended March 28, 2003. The cash generated from operating activities in the first nine months of fiscal 2004 was primarily due to net cash earnings (net earnings plus depreciation and amortization expense plus a non-cash loss on disposal of capital assets) of $2.6 million and an increase in accounts payable and accrued liabilities of $1.1 million due to the receipt of materials in the last month of the quarter that were not yet due to be paid, partially offset by an increase in accounts receivable of $177,000 and inventory of $155,000.

Cash of $324,000 was used in investing activities in the first nine months of fiscal 2004 for purchases of capital assets. For the nine months ended March 28, 2003, investing activities used net cash of $46,000, with expenditures of $375,000 for purchases of capital assets being offset, in large part, by net cash realized from the sale of a long-lived asset of $329,000. Although the Company has no current material commitments for capital expenditures, it expects to increase its rate of purchases of new equipment for the manufacture of existing and new products currently under development.

Net cash of $96,000 was provided by financing activities in the first nine months of fiscal 2004 as a result of proceeds received from the exercise of options of $127,000, partially offset by $31,000 of payments of primarily obligations under capital leases. For the nine months ended March 28, 2003 financing activities used $474,000 for debt repayments and payments of capital lease obligations.

The Company has a Credit Facility that enables the Company to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. Outstanding borrowings under the Credit Facility will bear interest at a specified bank’s prime rate (4.0% at March 26, 2004) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the Credit Facility. At March 26, 2004, the borrowing base was $2.3 million and there were no borrowings outstanding. The Credit Facility has an initial one year term (until September 2004) and is automatically renewed for successive two year periods but may be terminated by the lender at any time on 60 days notice or the Company on 60 days notice prior to the end of the initial term or any renewal term. The Credit Facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The Credit Facility requires, among other things, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The Credit Facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others.

Funds anticipated to be generated from operations, together with available cash and borrowings under the Credit Facility, are believed to be adequate to finance the Company’s current operational and capital needs for the next twelve months.

The Company has no off-balance sheet contractual arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

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

Item 4. Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s President and principal executive officer and the Company’s Vice President-Finance and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of March 26, 2004, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including those officers, to allow timely decisions regarding required disclosure.

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

31(a)     Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)     Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)     Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)     Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)          Reports on Form 8-K:

During the quarter ended March 26, 2004, the Company furnished a Report on Form 8-K dated February 5, 2004 (date of earlier event reported) reporting under Item 12 “Results of Operations and Financial Condition.” No financial statements were filed or furnished with that Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004

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