Form 10-K
period 2004-06-25
TII NETWORK TECHNOLOGIES INC
filed 2004-09-23
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
Washington. D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2004

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

        Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock of the registrant outstanding as of December 26, 2003, the last business day of the registrant's most recently completed second quarter, held by non-affiliates of the registrant was approximately $22.7 million. While such market value excludes the market value of shares that may be deemed beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

        The number of shares of the Common Stock of the registrant outstanding as of September 20, 2004 was 11,907,784.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Forward-Looking Statements

Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to:

•	general economic and business conditions, especially as it pertains to the telecommunications industry;

•	the level of inventories maintained by the Company’s customers;

•	potential changes in customer spending and purchasing policies and practices;

•	the Company’s dependence on, and ability to retain, “as-ordered” general supply agreements with the top three customers and win contracts (see “Business – Marketing and Sales”);

•	potential technological changes, including the Company’s ability to timely develop new products and adapt its existing products to technological changes (see “Business — Products” and “Business — Research and Development”);

•	risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance (see "Business - General");

•	the Company's ability to market existing and new products (see "Business - General" and "Business - Marketing and Sales");

•	the Company’s dependence on third parties for product manufacturing and product components (see “Business — Raw Materials” and “Business — Manufacturing”);

•	the Company's dependence on third parties for product development (see "Business - Research and Development");

•	the Company's dependence upon one of its principal contract manufacturers that is an affiliate of a principal customer and competitor (see "Business - Manufacturing");

•	the potential for the disruption of shipments to major customers as a result of, among other things, third party labor disputes, political unrest in or shipping disruptions from countries in which the Company’s contract manufacturers produce the Company’s products;

•	the Company’s dependence on Chinese contract manufacturers and exposure to a change in the cost of the Company’s products in the event of changes in the valuation of the Chinese Yuan.

•	weather and similar conditions, particularly the effect of hurricanes on the Company’s manufacturing, assembly and warehouse facilities in Puerto Rico or the Pacific Rim (see “Business — Manufacturing” and “Properties”);

•	competition (see“Business — Competition”);

•	the Company's ability to attract and retain technologically qualified personnel (see "Business - Employees");

•	the Company’s ability to fulfill its growth strategies (see “Business – Research and Development”);

•	the Company’s ability to maintain the listing of its Common Stock on the Nasdaq SmallCap market (see "Market For Registrant's Common Equity and Related Stockholder Matters");

•	the availability of financing on satisfactory terms (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Part I

ITEM 1. Business

General

        TII Network Technologies, Inc. formerly named TII Industries, Inc. and subsidiary (together, the “Company” or “TII”), designs, produces and markets lightning and surge protection products, network interface devices (“NIDs”), station electronics and other products. The Company sells these products principally to United States telephone operating companies (“Telcos”), including the Regional Bell Operating Companies (“RBOCs”) and Independent Operating Companies (together, incumbent local exchange carriers or “ILECs”) and competitive local exchange carriers (“CLECs”). The Company also sells its products to original equipment manufacturers (“OEMs”) and multi-system operators (“MSOs”) of communications services. The Company believes that its products offer superior, cost-effective performance, features and characteristics, including high reliability, long life cycles, ease of installation and optimum protection against adverse environmental conditions. This has resulted in TII becoming a leading supplier of overvoltage surge protectors to the ILECs for use at their subscriber locations.

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

        In fiscal 2003, three RBOCs (Verizon, SBC and BellSouth) jointly announced a ten to fifteen year multi-billion dollar capital improvement program to deploy fiber optic lines to virtually all homes and businesses within their regions (referred to as Fiber to the Premise, or “FTTP”). FTTP transmission is significantly faster than traditional copper networks currently deployed by most Telcos and MSOs. While the FTTP program is still in the early stage of deployment by the RBOCs, its deployment will impact the Company’s traditional protection based products since FTTP networks require less traditional protection than traditional copper networks. In response to this program, the Company is developing fiber optic based products and is actively pursuing relationships with suppliers of fiber-optic based network systems.

        The Company files Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and files proxy and information statements with the Securities and Exchange Commission (the “SEC”).  These reports and statements may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  These reports and statements, as well as beneficial ownership reports filed by the Company’s officers, directors and beneficial owners of more than 10% of the Company’s common stock, may be obtained without charge through the Company’s Internet site http://www.tiinettech.com as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC.

Products

Lightning and Overvoltage Surge Protection Products. The Company designs, produces and markets overvoltage surge protection products primarily for use on the subscribers’ home or business telephone lines. Surge protectors: (i) protect the subscribers and their equipment; (ii) reduce the subscribers’ loss of service; (iii) reduce the communications providers’ loss of revenue due to subscriber outages; and (iv) reduce the communications providers’ costs to replace or repair damaged equipment. Overvoltage surge protectors differ in power capacity, application, configuration and price to meet varying needs.

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

         Modular Station Protectors: One of the Company’s most advanced overvoltage surge protectors, marketed under the trademark Totel Failsafe® (“TFS”), combines the Company’s three electrode gas tube with a thermally operated failsafe mechanism. The three-electrode gas tube is designed to protect equipment from hazardous overvoltage surges and the failsafe mechanism is designed to insure that, under sustained overvoltage conditions, the protector will become permanently grounded. In certain of its modular protectors, the Company combines the TFS protection element with a sealing gel making this protector impervious to severe moisture or environmental contamination while providing advanced overvoltage surge protection. The Company has developed several overvoltage protectors for high-speed broadband applications.

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

         Solid State and Hybrid Modular Station Protectors: Incorporating solid-state components, the Company’s products include solid-state overvoltage surge protectors. While solid-state overvoltage surge protectors are faster than gas tube overvoltage surge protectors at reacting to surges, a feature that some customers believe important in protecting certain of their sensitive equipment, they have lower energy handling capability and higher capacitance than gas tubes. When an overvoltage surge exceeds the energy handling capacity of the solid-state protector, it fails, causing the telephone or other connected equipment to cease operating. High capacitance on a communication line adversely affects high-bandwidth transmission, distorting the signal. As a result, most Telcos use high-energy handling, low capacitance gas tube protectors at the subscriber location. In the Telco’s switching center, where lower energy handling and higher capacitance is not a major concern, solid-state protectors are used more frequently. As communications equipment becomes more complex, a protector’s reaction speed to a surge may be perceived to be more critical than its energy handling capabilities. In response, the Company has combined solid-state protectors with the Company’s gas tubes in hybrid overvoltage surge protectors. While generally more expensive and complex than gas tube surge protectors, the hybrid surge protector can provide the speed of a solid-state protector with the energy handling capability of a gas tube. (See “Business —Competition.”)

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

         AC Powerline/Dataline Protectors: The Company has developed the TII Lightning and Power Surge Shield™ protection system for personal computers and home entertainment systems. The TII Lightning and Power Surge Shield™ combines the Company’s powerline protection technology with the Company’s proprietary protection for the telephone, DSL, Ethernet and universal serial bus (“USB”) and coax lines. The powerline/dataline protector has unique protection and low capacitance qualities that are ideal for certain applications, especially where protection and low capacitance are necessary, particularly in the emerging market for residential powerline networking applications.

         Lightning and overvoltage surge protection products, sold separately from NIDs, accounted for approximately 31%, 27% and 31% of the Company’s net sales during the Company’s fiscal years 2004, 2003 and 2002, respectively.

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

         To address the demand for voice, high-speed data and interactive video services, Telcos and MSOs are expanding and upgrading their networks to accommodate the higher bandwidth necessary to transmit these services. In response, and with future technology in mind, TII has developed a line of broadband NIDs designed to enclose the technology of choice needed to accommodate higher bandwidth signals, whether traditional twisted pair lines, high-bandwidth coaxial cable or fiber optic lines. The Company’s broadband NID product line is modular in design and thus facilitates expansion to accommodate additional subscriber access lines. For use in various markets, the NID product line currently consists of enclosures that accommodate from one to twenty-five access lines. The Company’s broadband NIDs can also accommodate TII’s DSL electronic products in addition to the Company’s patented coaxial overvoltage surge protector. The Company is working with technology partners to jointly develop a fiber optic based NID in anticipation of the requirements of the FTTP deployment.

         NID sales represented approximately 54%, 62% and 61% of the Company’s net sales during fiscal 2004, 2003 and 2002, respectively.

Station Electronic and Other Products. The Company designs, produces and markets station electronic products that are typically installed within a NID. One of the Company’s station electronic products allows a Telco to remotely test the integrity of its lines, minimizing costly maintenance dispatches.

         Additionally, since Telcos have been expanding and upgrading their networks with new technologies to provide users with the expanded bandwidth necessary for high-speed transmission of data over traditional Telco lines, TII has developed several DSL station electronic products for this market, including DSL filters and splitters.

Home Networking Systems. To address the growing demands and complexities of communications networks in the home, the Company is in the process of bringing to market a multi-service residential gateway product through its traditional Telco distribution channels. This new system, referred to as a SID (Service Interface Device), is being jointly developed and marketed with a technology partner. The Company is in discussions with several ILECs which are expected to begin field trials of the SID in mid fiscal 2005. After completion of these trials, the Company anticipates that initial sales should occur sometime in its fiscal 2005 second half.

         Recently the Company designed and introduced a power-line protector to address the high speed residential power-line network market. Utilizing the Company’s proprietary power-line protection technology, this protector is designed to protect sensitive equipment from the effects of lightning and other hazardous surges, without affecting the high-speed signals that are transmitted over the residential power-lines.

Research and Development

        New product opportunities continue to arise in the Company’s traditional Telco markets, as well as in the OEM and MSO markets. The Company also continues to evaluate the commercial, industrial and international markets for its current products as well as variations of them. The Company’s research and development (“R&D”) and related marketing efforts are focused on several projects, currently including:

•	Expanding and enhancing SID, the Company’s multi-service residential gateway system,

•	Expanding powerline protection technology into targeted markets, including the residential power-line network communication market,

•	Developing fiber optic connectivity products and enclosures, including a broadband NID product line, to address the anticipated future deployment of FTTP, as well as the expanding use of fiber in homes and businesses, and

•	Further developing DSL and coaxial cable overvoltage surge protectors and station electronics for the growing broadband communications markets, including Telcos and MSOs.

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

         The Company’s R&D expense was $1.4 million, $1.3 million and $1.8 million during fiscal years 2004, 2003 and 2002, respectively. Though essentially spending at the same level in fiscal 2004 as in fiscal 2003, the Company is directing most of its R&D outlays in 2004 to new products as opposed to its traditional copper-based protection products. The decrease in fiscal 2003 was due to the Company’s ability to reduce these expenses through the use of collaborative engineering efforts with its contract manufacturers. (See “Business – Manufacturing”)

Marketing and Sales

        The Company markets and sells its products to the Telcos through direct sales personnel, as well as manufacturers’ representatives. Products are distributed either directly or through national and regional distributors. During fiscal 2004, the Company further expanded its marketing and sales efforts to the cable and satellite MSOs, hiring a national sales director and an emerging markets consultant. OEM customers are typically sold direct or through distribution.

        Prior to selling its products to a Telco, MSO or associated OEM customer, the Company must typically undergo a lengthy product qualification process involving approval agencies designated by law, codes and/or customers. Thereafter, the Company continually submits successive generations of products, as well as new products, to its customers for qualification. The Company’s reputation as a leading supplier of overvoltage surge protectors to Telco customers for over 30 years combined with its strategy to develop products by working closely with its customers, provides a strong position from which it can market new products to its current Telco customer base as well as to new emerging markets customers.

        The following customers accounted for 10% or more of the Company’s consolidated net sales during one or more of the years presented below. The loss of, or the disruption of shipments to, one of these customers could have a material adverse effect on the Company’s results of operations and financial condition.

	Year Ended
	June 25, 2004	June 27, 2003	June 28, 2002
Verizon Corporation	53%	58%	57%
Tyco Electronics Corporation	13%	7%	11%
Telco Sales, Inc.	11%	10%	6%
___________________

         While the Company has begun to more aggressively market and sell into new emerging markets, Telco customers, including those listed above, represent approximately 75% of the Company’s current sales. Verizon Corporation is a Telco RBOC. Tyco Electronics Corporation purchases overvoltage protection products from the Company for inclusion within their products for resale to Telcos. Telco Sales, Inc. is a distributor that purchases the Company’s products for resale to Telcos.

         Sales of the Company's products to Telcos are generally through “as-ordered” general supply agreements. General supply agreements do not require Telcos to purchase specific quantities of products and can be terminated, amended or extended for reasons such as changing technologies, product standardizations, or a policy of consolidation of vendors. The Verizon general supply agreement is scheduled to expire in April of 2006. However, Verizon is in discussions with the Company, and the Company’s competitors to, among other things, incorporate new sealing technologies into the NIDs that the Company is currently supplying under its agreement. The Company believes that Verizon will accept the Company’s offer to fulfill Verizon's new NID requirements.

         The Company believes that its products offer superior, cost-effective performance, features and characteristics, including high reliability, long life cycles, ease of installation and optimum protection against adverse environmental conditions. The Company believes that this, together with responsive customer service, reduces the risks inherent in “as-ordered” contracts. The Company further believes that its superior products and customer care-attributes which have attracted and maintained its Telco business- will enhance the Company’s ability to expand into emerging markets.

         Purchases of the Company’s products are generally based on individual customer purchase orders for delivery from inventory or within up to thirty days. The Company, therefore, has no material firm backlog of orders.

         The Company’s international sales were approximately $1.8 million in fiscal 2004 (6% of sales), $768,000 in fiscal 2003 (3% of sales) and $1.3 million in fiscal 2002 (4% of net sales). International sales have been made primarily to countries in the Caribbean, South and Central America, Canada, the Pacific Rim and Europe. The Company requires foreign sales to be paid for in U.S. currency. International sales are affected by such factors as NAFTA requirements, exchange rates, changes in protective tariffs and foreign government import controls. The Company believes international markets continue to offer additional opportunities for its products and continues to seek methods to increase these sales.

Manufacturing

        While the Company maintains a quick-response, low-cost assembly and specialty gas tube manufacturing operation at its facility in Puerto Rico, substantially all the high volume production has been outsourced and is now being produced by contract manufacturers within the Pacific Rim, principally Malaysia and China, utilizing, in most cases, the Company’s equipment and processes. The Company maintains all final quality assurance approval for all products prior to shipment.

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

Raw Materials

         The primary components of the Company’s products are stamped, drawn and formed parts made out of a variety of commonly available metals, ceramics and plastics. The manufacture of the Company’s overvoltage surge protectors and station electronic products use commonly available components, printed circuit boards and standard electrical components, such as resistors, diodes and capacitors. The Company has no orders with suppliers of the components utilized in the manufacture of its products with delivery scheduled later than a year. The Company’s products contain a significant amount of plastic that is manufactured out of petroleum which has recently risen in price. This price increase could have an adverse effect on the cost of the Company’s products and profit the Company realizes. The Company depends on its contract manufacturers to produce the majority of its products for sale to customers.

Competition

         The Company faces significant competition across all of its markets and product lines. Its principal competitors within the Telco market are Corning Cable Systems LLC, Tyco Electronics Corporation, which is also a customer of the Company (see “Business — Marketing and Sales”) and Bourns Inc. Its principal competition within the MSO market is Panamax, Inc, Belkin Corporation and American Power Conversion Corp.

         The Company’s gas tube overvoltage surge protectors not only compete with other companies’ gas tube overvoltage surge protectors, but also with solid-state overvoltage surge protectors. While solid-state surge protectors react faster to surges, gas tube overvoltage surge protectors have generally remained the overvoltage surge protection technology of choice at the subscribers’ location by virtually all Telcos because of the gas tube’s ability to repeatedly withstand significantly higher energy surges than solid-state surge protectors. This enables gas tubes to survive longer in the field than solid-state surge protectors, reducing loss of service and costs in dispatching a maintenance vehicle to replace the failed surge protector. Further, solid state protectors have significantly higher capacitance than gas tube protectors. Higher capacitance adversely affects transmission on a high bandwidth communication line by distorting the signal. Solid state overvoltage surge protectors are used principally in Telcos’ central office switching centers where speed is perceived to be more critical than energy handling capabilities and in regions where there is a low incidence of lightning. The Company believes that, for the foreseeable future, both gas tube and solid state protectors will continue to be used as overvoltage surge protectors within the Telco market. The Company also believes that the deployment of FTTP networks by the Telcos could include less traditional protection requirements. The Company is working with technology partners to jointly develop a fiber optic based NID, while also closely monitoring the developments of these new requirements.

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

         Principal competitive factors within the Company’s markets include price, technology, product features, service, quality, reliability and bringing new products to market on time. Most of the Company’s competitors have substantially greater financial, sales, manufacturing and product development resources than the Company. The Company believes that its sales, marketing and research and development departments, its high quality products and service, its contract manufacturers’ low cost production capabilities and their engineering resources combined with the Company’s overvoltage surge protection technology, enable it to maintain its competitive position.

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

        The NEC requires that an overvoltage surge protector listed by Underwriters Laboratories or another qualified electrical testing laboratory be installed on all subscriber telephone lines that are exposed to lightning and accidental contact with electric light or power conductors. Listing by Underwriters Laboratories has been obtained by the Company where required.

         Compliance with applicable federal, state and local environmental regulations has not had, and the Company does not believe that compliance in the future will have, a material adverse effect on its earnings, capital expenditures or competitive position.

Employees

        On September 20, 2004, the Company had approximately 77 full-time employees, of whom 44 were employed at the Company’s Puerto Rico facility. The Company has not experienced any work stoppage as a result of labor difficulties and believes it has satisfactory employee relations. The Company is not a party to any collective bargaining agreements.

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

ITEM 4. Submission Of Matters To A Vote Of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. Market For Registrant's Common Equity And Related Stockholder Matters

        The Company’s Common Stock trades on the Nasdaq SmallCap Market under the symbol “TIII”. The following table sets forth, for each quarter during fiscal 2004 and 2003, the high and low sales prices of the Company’s common stock on that market:

	High	Low
Fiscal 2004
First Quarter Ended September 26, 2003	$1.36	$.39
Second Quarter Ended December 26, 2003	2.98	1.01
Third Quarter Ended March 26, 2004	2.67	1.57
Fourth Quarter Ended June 25, 2004	2.05	1.11

	High	Low
Fiscal 2003
First Quarter Ended September 27, 2002	$.50	$.26
Second Quarter Ended December 27, 2002	.50	.27
Third Quarter Ended March 27, 2003	.54	.13
Fourth Quarter Ended June 27, 2003	.50	.12

        As of September 7, 2004, the Company had approximately 347 holders of record of its common stock.

        To date, the Company has paid no cash dividends. For the foreseeable future, the Company intends to retain all earnings generated from operations for use in the Company’s business. Additionally, the Company’s borrowing arrangement entered into September 2003 prohibits the payment of cash dividends.

        The Company did not sell any equity securities during the year ended June 25, 2004 that were not registered under the Securities Act of 1933, as amended.

ITEM 6. Selected Financial Data

        The following Selected Financial Data has been derived from the Company’s consolidated financial statements for the five years ended June 25, 2004 and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the related notes thereto, included elsewhere in this Report:

Selected Financial Data
(Dollars in thousands, except per share data)

	June 25, 2004	June 27, 2003	June 28, 2002(a)	June 29, 2001	June 30, 2000

Statements of Operations Data(b)

Net sales	$28,485	$24,073	$29,801	$39,323	$49,635
Operating earnings (loss)	$1,582	$(997)	$(6,865)	$(7,589)	$(743)
Net earnings (loss) attributable
to common stockholders	$1,563	$(1,008)	$(6,541)	$(7,540)	$(1,018)
Diluted net earnings (loss)
attributable to common
stockholders, per share	$0.12	$(0.09)	$(0.56)	$(0.65)	$(0.11)

Balance Sheet Data

Working capital	$11,037	$8,235	$8,224	$13,910	$19,123
Total assets	$17,802	$15,101	$18,528	$30,762	$37,316
Debt	$--	$39	$489	$1,463	$1,567
Redeemable preferred stock	$--	$--	$--	$1,626	$1,626
Stockholders' equity	$15,461	$13,771	$14,779	$21,224	$28,761

_________________

(a)	See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of several factors that affected the Company’s results of operations in fiscal 2002.
(b)	No cash dividends were declared in any of the reported periods.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

Business

        TII Network Technologies, Inc., formerly named TII Industries, Inc., and subsidiary (together, the “Company” or “TII”), designs, produces and markets lightning and surge protection products, network interface devices (“NIDs”), station electronic and other products. The Company has been a leading supplier of overvoltage surge protectors to U.S. telephone operating companies (“Telcos”) for over 30 years.

Critical Accounting Policies, Estimates and Judgments

        TII’s consolidated financial statements have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments. The Company believes that the determination of the carrying value of the Company’s inventories and long-lived assets and establishment of a valuation allowance for deferred tax assets are the most critical areas where management’s judgments and estimates most affect the Company’s reported results. While the Company believes its estimates are reasonable, misinterpretation of the conditions that affect the valuation of these assets could result in actual results varying from reported results, which are based on the Company’s estimates, assumptions and judgments as of the balance sheet date.

         Inventories are required to be stated at net realizable value at the lower of cost or market. In establishing the appropriate inventory write-downs , management assesses the ultimate recoverability of the inventory considering such factors as technological advancements in products as required by the Company’s customers, average selling prices for finished goods inventory, changes within the marketplace, quantities of inventory items on hand, historical usage or sales of each inventory item, forecasted usage or sales of inventory and general economic conditions.

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

        At June 25, 2004, the Company has provided a valuation allowance against all its net deferred tax assets due to the uncertainty of realizing any future benefits there from. If and when the Company’s historical and projected pre-tax earnings indicate it will be more likely than not, all or a portion of its deferred tax assets will be realized, the Company would reduce its valuation allowance, accordingly.

Results of Operations

General

         Over the last several years, a telecommunications industry-wide slowdown, cutbacks in construction and maintenance budgets by the Telcos and a reduction in the number of their access lines has adversely affected the Company. During this period, the Company has been both reducing the cost of its products and its overall cost structure (see Note 2 of Notes to Consolidated Financial Statements) while also developing new products in an effort to increase its market share and diversify its customer base. These actions, combined with an increase of sales over the prior year, have enabled the Company to operate profitably for the 2004 full fiscal year.

         The Company’s major cusotmer, Verizon, has begun its strategy to deploy fiber optic lines to homes and businesses within their region (referred to as Fiber to the Premise, or "FTTP"). This multi-year program is expected to result in a reduction of capital outlays on their traditional copper network and will therefore impact the Company’s traditional protection based products since FTTP networks require less traditional protection than the current copper networks. Though the full extent of the impact on the Company of this program is not yet known, the Comany believes that the current embedded copper infrastructure will continue to play a significant role as a transmission medium for years to come.

        Sales of the Company's products to Telcos are generally through “as-ordered” general supply agreements. General supply agreements do not require Telcos to purchase specific quantities of products and can be terminated, amended or extended for reasons such as changing technologies, product standardizations, or a policy of consolidation of vendors. The Verizon general supply agreement is scheduled to expire in April of 2006. However, Verizon is in discussions with the Company, and the Company’s competitors to, among other things, incorporate new sealing technologies into the NIDs that the Company is currently supplying under its agreement. The Company believes that Verizon will accept the Company’s offer to fulfill Verizon's new NID requirements.

Fiscal Years Ended June 25, 2004, June 27, 2003 And June 28, 2002

        Net sales for fiscal 2004 increased $4.4 million or 18.3% to $28.5 million from $24.1 million in fiscal 2003. Net sales for fiscal 2003 decreased $5.7 million or 19.2% to $24.1 million from $29.8 million in fiscal 2002. The increase in sales for fiscal 2004 compared to fiscal 2003 resulted from increased need for the Company’s products primarily due to the severe weather that occurred during the summer of calendar 2003, compounded by the low inventory levels that the Company’s customers were then carrying, and the impact of the improvement in the telecommunications industry on some of the Company’s customers. These increases were partially offset by the reduction in the number of telephone access lines per subscriber being deployed. The sales decrease in fiscal 2003 compared to fiscal 2002 was due to the telecommunications industry-wide slowdown including cutbacks by telecommunications service providers in their construction and maintenance budgets and a reduction in the number of telephone access lines per subscriber being deployed.

        Gross profit in fiscal 2004 was $8.6 million compared to $5.8 million in fiscal 2003, an increase of approximately $2.8 million or 48.4%. Gross profit margins for those periods were 30.2% and 24.1%, respectively. The improved gross profit level and margin were primarily due to the increased sales levels and the actions that the Company has taken to reduce the cost of producing its products. Gross profit in fiscal 2003 was $5.8 million, or 24.1% of sales, compared to $7.2 million in fiscal 2002, or 24.2% of sales, excluding a $1.9 million inventory write-down for excess and obsolete inventory in fiscal 2002. The lower gross profit level in fiscal 2003 was due to the lower sales level. Excluding the inventory write-down in fiscal 2002, gross profit margins for fiscal 2003 and 2002 were essentially at the same levels, despite the lower sales levels in the fiscal 2003 period, due to the actions taken by the Company to reduce its cost structure and an improved mix of sales of higher margin products.

        Selling, general and administrative expenses in fiscal 2004 were $5.7 million compared to $5.5 million in fiscal 2003, an increase of approximately $215,000 or 3.9%. The increase in these expenses resulted primarily from an increase in marketing expenses related to the Company’s efforts to introduce new products and diversify its customer base. Selling, general and administrative expenses in fiscal 2003 were $5.5 million compared to $8.7 million in fiscal 2002, a decrease of approximately $3.2 million, or 37.3%. The decrease in fiscal 2003 was principally due to the success of the Company’s cost reduction efforts and the effect of lower sales on variable expenses.

        Research and development expenses in fiscal 2004 were $1.4 million compared to $1.3 million in fiscal 2003. Though essentially spending at the same level in fiscal 2004 as in fiscal 2003, the Company directed most of these outlays in 2004 to new products as opposed to its traditional copper-based protection products. Research and development expenses for fiscal 2003 were $1.3 million compared to $1.8 million in fiscal 2002, a decrease of approximately $413,000 or 23.5%. The decrease in fiscal 2003 was due to the Company’s ability to reduce these expenses through the use of collaborative engineering efforts with its contract manufacturers.

        The charge of $1.7 million in fiscal 2002 was for the impairment of long-lived assets the Company no longer used. See Note 2 of notes to Consolidated Financial Statements for information concerning this charge.

        Interest expense was $14,000 in fiscal 2004 compared to $41,000 in fiscal 2003, a decrease of approximately $27,000 or 65.9%. Interest expense was $41,000 in fiscal 2003 compared to $70,000 in fiscal 2002, a decrease of approximately of $29,000. The declines were due to decreased borrowings under the Company’s credit facilities.

        Interest income for fiscal 2004 was $32,000 compared to $17,000 in fiscal 2003, an increase of approximately $15,000 or 88.2%. Interest income was $17,000 in fiscal 2003 compared to $8,000 in fiscal 2002, an increase of approximately $9,000. The increases were due to higher average cash and cash equivalent balances held by the Company.

        In fiscal 2004, the Company recorded a provision for income taxes of $60,000, primarily due to the limitations on the use of net operating loss carryforwards under alternative minimum tax regulations. (See Note 4 of Notes to Consolidated Financial Statements for information relating to the Company’s net operating loss carryforwards.) Due to the Company’s pre-tax losses, there was no tax provision during the two years ended June 27, 2003.

        Net earnings for fiscal 2004 were $1.6 million or $0.12 per diluted share, compared to a net loss of $1.0 million or $0.09 per diluted share in fiscal 2003 and a net loss of $6.5 million or $0.56 per diluted share in fiscal 2002.

Impact of Inflation

        The Company does not believe its business is affected by inflation to a greater extent than the general economy. The Company’s products contain a significant amount of plastic that is manufactured out of petroleum which has recently risen in price. This price increase could have an adverse effect on the cost of the Company’s products and profit the Company realizes. The Company monitors the impact of inflation and attempts to adjust prices where market conditions permit. Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Liquidity and Capital Resources

          Fiscal 2004 Liquidity compared to Fiscal 2003

        The Company’s cash and cash equivalents were $4.2 million at the end of fiscal 2004 compared to $772,000 at the end of fiscal 2003, an increase of approximately $3.4 million. Working capital increased to $11.0 million at the end of fiscal 2004 from $8.2 million at the end of fiscal 2003.

        During fiscal 2004 and fiscal 2003, the Company generated $3.7 million and $293,000, respectively, of net cash from operating activities. The cash generated from operating activities in fiscal 2004 was produced from cash provided by changes in operating assets and liabilities of $617,000 and net cash earnings (net earnings of $1.6 million plus depreciation and amortization expense of $1.0 million and loss on disposal of capital assets of $512,000) of $3.1 million. The cash produced by changes in operating assets and liabilities resulted from an increase of $1.0 million in accounts payable and accrued liabilities due to timing of payments to vendors and a reduction in inventory of $500,000 due to the fulfillment of sales orders with existing inventory, partially offset by an increase in accounts receivable of $914,000 due to higher sales.

        Net cash used in investing activities was $444,000 in fiscal 2004 compared to $85,000 of net cash provided in fiscal 2003. The net cash used in investing activities during fiscal 2004 was for purchases of capital assets.

        Net cash provided by financing activities was $88,000 in fiscal 2004 compared to $474,000 of net cash used in fiscal 2003. The net cash provided by financing activities in fiscal 2004 was due to proceeds received from the exercise of stock options of $127,000, partially offset by $39,000 of payments of debt and obligations under capital leases. In fiscal 2003, $455,000 was used to repay a term loan under a revolving credit facility.

          Fiscal 2003 Liquidity compared to Fiscal 2002

        The Company’s cash and cash equivalents decreased during fiscal 2003 by $96,000 to $772,000 at the end of fiscal 2003. The decrease resulted from net cash flows used in financing activities of $474,000 primarily to repay the Company’s term loan, partially offset by net cash flows from operations of $293,000 and from investing activities of $85,000. Working capital was $8.2 million at the end of both periods.

        During fiscal 2003 and fiscal 2002, the Company generated $293,000 and $2.9 million, respectively, of net cash from operating activities. The cash generated from operating activities in fiscal 2003 was produced from cash provided by changes in operating assets and liabilities of $398,000 exceeding the Company’s net cash loss (net loss of $1.0 million plus depreciation and amortization expense of $1.1 million less gain on disposal of assets of $212,000) of $105,000. The cash produced by changes in operating assets and liabilities resulted from a decrease of $997,000 in accounts receivable from the prior year balance to $2.5 million at June 27, 2003 due to improved collections and lower sales, and inventory decreases of $1.5 million primarily due to the fulfillment of sales orders with existing inventory, partially offset by a decrease in accounts payable and accrued expenses of $2.0 million due to the lower sales volume, cost reduction efforts implemented during the year and accelerated payments to vendors.

        Net cash provided by investing activities was $85,000 in fiscal 2003 compared to $136,000 of net cash used in fiscal 2002. The comparative increase in net cash provided by investing activities during fiscal 2003 was principally the result of the sale of two of the Company’s condominiums.

        Net cash used in financing activities was $474,000 in fiscal 2003 compared to $2.2 million in fiscal 2002. The net cash used in financing activities in fiscal 2003 resulted principally from the repayment of $455,000 of borrowings under the Company’s revolving credit facility.

Capital Resources

        The Company has a credit facility that enables it to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. Outstanding borrowings under the credit facility will bear interest at a specified bank’s prime rate (4.0% at June 25, 2004) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the credit facility. At June 25, 2004, the borrowing base was $2.9 million and there were no borrowings outstanding. The credit facility has a scheduled term (ending September 2004) and is automatically renewed for successive two year periods but may be terminated by the lender at any time on 60 days notice, or the Company on 60 days notice prior to the end of the initial term or any renewal term. The credit facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The credit facility requires, among other things, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The credit facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others.

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

Contractual Obligations and Commercial Commitments

        The following table sets forth a schedule of payments required under the Company’s contractual obligations and includes the maximum potential payments that may be required under the Company’s other commercial commitments:

	Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1 - 3 years	4 - 5 years		After 5 years

Operating lease obligations	$199,000	$126,000	$73,000		$-		$-
Other obligations	210,000	210,000	-		-		-

Total contractual cash obligations	$409,000	$336,000	$73,000	$ -		$ -

        The Company has no commitments for capital expenditures, but expects to purchase new equipment and incur leasehold improvements in the normal course of business.

Off-Balance Sheet Financing

        The Company has no off-balance sheet contractual arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Interpretation No. 46 applied immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date.  This Interpretation was adopted by the Company in the quarter ending September 26, 2003 for interests acquired in variable interest entities prior to February 1, 2003.  This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics.  The Company does not have any variable interest entities and, therefore, the adoption of FIN 46 did not affect the Company’s financial position or results of operations.

        The FASB recently issued a proposed accounting standard that would require stock-based employee compensation to be recorded as a charge to earnings beginning in calendar 2005. The Company will continue to monitor the progress of the issuance of this standard as well as evaluate the impact on the Company.

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

        The Company requires foreign sales to be paid in U.S. currency and is billed by its contract manufacturers in U.S. Currency. Since one of the Company’s Pacific Rim suppliers are based in China, the cost of the Company’s products could be affected by changes in the valuation of the Chinese Yuan.

        Historically, the Company has not purchased or entered into interest rate swaps or future, forward, option or other instruments designed to hedge against changes in interest rates, the price of materials it purchases or the value of foreign currencies.

ITEM 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and StockholdersTII
Network Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of TII Network Technologies, Inc. and Subsidiary as of June 25, 2004 and June 27, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended June 25, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three year period ended June 25, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TII Network Technologies, Inc. and Subsidiary as of June 25, 2004 and June 27, 2003, and the results of their operations and their cash flows for each of the years in the three year period ended June 25, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Melville, New York
August 30, 2004

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 27, 2003		June 25, 2004

ASSETS
Current Assets:
Cash and cash equivalents		$4,164	$772
Accounts receivable, net		3,435	2,521
Inventories		5,405	5,905
Other current assets		374	354

Total current assets		13,378	9,552

Property, plant and equipment, net		3,947	5,035

Other assets		477	514

Total Assets		$17,802	$15,101

LIABILITIES AND STOCKHOLDERS' EQUITY

	Current Liabilities:
Current portion of long-term debt		$--	$26
Accounts payable and accrued liabilities		2,341	1,291

Total current liabilities		2,341	1,317

Long-term debt		--	13

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized;
Series D Junior Participating; no shares outstanding		--	--
Common stock, par value $.01 per share; 30,000,000 shares authorized;
11,925,421 shares issued and 11,907,784 shares outstanding as of June
25, 2004 and 11,699,921 shares issued and 11,682,284 shares
outstanding as of June 27, 2003		119	117
Additional paid-in capital		37,992	37,867
Accumulated deficit		(22,369)	(23,932)

		15,742	14,052
Less: 17,637 common treasury shares, at cost;		(281)	(281)

Total stockholders' equity		15,461	13,771

Total Liabilities and Stockholders' Equity		$17,802	$15,101

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended
	June 25, 2004	June 27, 2003	June 28, 2002

Net sales	$28,485	$24,073	$29,801
Cost of sales	19,877	18,274	24,493

Gross profit	8,608	5,799	5,308

Operating expenses:
Selling, general and administrative	5,669	5,454	8,702
Research and development	1,357	1,342	1,755
Impairment of long-lived assets	--	--	1,716

Total operating expenses	7,026	6,796	12,173

Operating earnings (loss)	1,582	(997)	(6,865)

Interest expense	(14)	(41)	(70)
Interest income	32	17	8
Other income	23	13	106

Earnings (loss) before income taxes	1,623	(1,008)	(6,821)
Provision for income taxes	60	--	--

Net earnings (loss)	1,563	(1,008)	(6,821)

Excess of carrying value over consideration to repurchase
preferred stock	--	--	280

Net earnings (loss) attributable to common stockholders	$1,563	$(1,008)	$(6,541)

Net earnings (loss) attributable to common stockholders
per common share:

Basic	$0.13	$(0.09)	$(0.56)

Diluted	$0.12	$(0.09)	$(0.56)

Weighted average common shares outstanding:
Basic	11,820	11,682	11,682
Diluted	12,715	11,682	11,682

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity

Balance June 29, 2001	11,682,284	$117	$37,491	$(16,103)	$(281)	$21,224
Repurchase of Series C
preferred stock	--	--	376	--	--	376
Net loss for the year	--	--	--	(6,821)	--	(6,821)

Balance June 28, 2002	11,682,284	117	37,867	(22,924)	(281)	14,779
Net loss for the year	--	--	--	(1,008)	--	(1,008)

Balance June 27, 2003	11,682,284	117	37,867	(23,932)	(281)	13,771
Exercise of stock options	225,500	2	125	--	--	127
Net earnings for the year	--	--	--	1,563	--	1,563

Balance June 25, 2004	11,907,784	$119	$37,992	$(22,369)	$(281)	$15,461

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 25, 2004	June 27, 2003	June 28, 2002

Cash Flows from Operating Activities:

Net earnings (loss)	$1,563	$(1,008)	$(6,821)

Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
Depreciation and amortization	1,056	1,115	1,402
Provision for inventory write-downs	--	--	1,915
Loss (gain) on disposal of capital assets	512	(212)	1,637
Changes in operating assets and liabilities:
Accounts receivable	(914)	997	3,672
Inventories	500	1,457	4,523
Other assets	(19)	(87)	(144)
Accounts payable and accrued liabilities	1,050	(1,969)	(3,239)

Net cash provided by operating activities	3,748	293	2,945

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from dispositions	(444)	(244)	(266)
Net proceeds from sale of condominiums	--	329	130

Net cash (used in) provided by investing activities	(444)	85	(136)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	127	--	--
Repurchase of Series C preferred stock	--	--	(1,200)
Net repayments of borrowings under revolving credit facility	--	(455)	(721)
Repayment of debt and obligations under capital leases	(39)	(19)	(253)

Net cash provided by (used in) financing activities	88	(474)	(2,174)

Net increase (decrease) in cash and cash equivalents	3,392	(96)	635
Cash and cash equivalents, at beginning of year	772	868	233

Cash and cash equivalents, at end of year	$4,164	$772	$868

Non-cash investing and financing activities:
Issuance of warrants as partial consideration for repurchase
of Series C preferred stock	$--	$--	$96

Acquisition of equipment under capital leases	$--	$24	$--

Cash paid during the year for interest	$14	$41	$71

Cash paid during the year for income taxes	$60	$--	$--

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Description of Business and Summary of Significant Accounting Policies

Business: TII Network Technologies, Inc. and subsidiary (together, the “Company”) design, produce and market lightning and surge protection products, network interface devices (“NIDs”), station electronics and other products principally to the Telco industry.

Fiscal Year: The Company reports on a 52-53 week fiscal year ending on the last Friday in June. Fiscal 2004, 2003 and 2002 contained 52 weeks.

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

Revenue Recognition: The Company’s net sales are derived from the sale of its products. The Company does not provide any services to its customers. Product sales are recorded when there is persuasive evidence of the arrangement, usually a customer purchase order, the products are shipped and title passes to the customer and the fee is fixed and determinable and probable of collection. Once a product is shipped, the Company has no acceptance or other post-shipment obligations and product returns and warranty costs have historically been insignificant.

Other Assets: Included in other assets at June 25, 2004 and June 27, 2003 are $207,000 and $243,000, respectively, of patent costs, net of accumulated amortization, deemed recoverable by the Company, which are amortized on a straight-line basis over the lesser of the life of the related product or the patent. Also included is the cash surrender value of key-man life insurance of approximately $145,000 at both June 25, 2004 and June 27, 2003. Amortization of patent costs was $36,000, $36,000 and $101,000 for fiscal 2004, 2003 and 2002, respectively.

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

As a result of a decline in sales due to a telecommunications downturn, in the fourth quarter of fiscal 2002 the Company took additional actions to reduce costs and improve operating efficiencies. Included in these actions was the further downsizing of the Company’s Puerto Rico operations with the objective of creating a quick-response, low-cost assembly and specialty gas tube manufacturing operation and the further expansion of the Company’s outsourcing strategy. These actions, combined with the consolidation of certain functional departments and management responsibilities into the Company’s New York headquarters, resulted in additional workforce reductions and the reevaluation of the Company’s property, plant and equipment, whereby the Company retained only those assets consistent with this strategy. At the same time, the Company discontinued its Digital Closet product line. As a result, the Company performed a review of the recoverability of its property, plant and equipment and recorded an impairment charge of $1,716,000 in fiscal 2002, primarily for machinery and equipment, molds and computer equipment that would no longer be used.

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

Net Earnings (Loss) Per Common Share: Basic net earnings (loss) per share is computed based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding increased by dilutive common stock options and warrants. In fiscal 2004, certain options and warrants were excluded from the calculation of diluted earnings per share since their effect was anti-dilutive as their exercise prices were greater than the average market price of the Company’s common stock for the year. Since the Company incurred losses in fiscal 2003 and fiscal 2002 all securities exercisable for the Company’s common stock were anti-dilutive in those years. The following table summarizes all outstanding securities that were exercisable for the Company’s common stock.

	June 25, 2004		June 27, 2003		June 28, 2002
	Quantity	Exercise Price	Quantity	Exercise Price	Quantity	Exercise Price

Stock option plans (a)(d)	2,998,650	$1.68	3,363,350	$ 1.53	3,420,341	$ 1.79
Investor Option	--	--	100,000	2.50	100,000	2.50
Warrants (b)	2,214,000	2.79	2,214,000	2.79	2,214,000	2.79
Unit Purchase Options (b)	414,000	2.69	414,000	2.69	414,000	2.69
Warrant (c)(d)	750,000	1.00	750,000	1.00	750,000	1.00

	6,376,650		6,841,350		6,898,341

(a)	Weighted average exercise price of outstanding stock options at year-end.

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

(d)

Included in the diluted earnings per share calcuation for fiscal 2004 were 1,604,400 stock options and 750,000 warrants outstanding at June 25, 2004, which resulted in an aggregate of 895,120 incremental shares under the treasury stock method.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” If the Company had elected to recognize stock-based compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123, the Company’s net earnings (loss) and net earnings (loss) per share would have been the pro forma amounts as indicated in the table below.

	Fiscal Year Ended
	June 25, 2004	June 27, 2003	June 28, 2002

Net earnings (loss):
As reported	$1,563,000	$(1,008,000)	$(6,821,000)
Deduct: Total stock-based compensation
expense using fair value method	528,000	506,000	841,000

Pro forma	$1,035,000	$(1,514,000)	$(7,662,000)
Basic net earnings (loss) per share:
As reported	$0.13	$(0.09)	$(0.56)
Proforma	$0.09	$(0.13)	$(0.63)
Diluted net earnings (loss) per share:
As reported	$0.12	$(0.09)	$(0.56)
Pro forma	$0.08	$(0.13)	(0.63)

The weighted average fair values of options granted were determined based on the Black-Scholes option-pricing model, utilizing the following assumptions:

	June 25, 2004		June 27, 2003		June 28, 2002

Expected term	5	Years	5	Years	5	Years
Interest rate	3.8%		3.3%		3.1%
Volatility	84.0%		60.5%		88.1%
Dividends		0%		0%		0%
Weighted average fair value of options granted	$1.69		$0.17		$ 0.44

Comprehensive Income (Loss): Comprehensive income (loss) equaled the net earnings (loss) for each of the years in the three year period ended June 25, 2004.

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

NOTE 2 — Operations Re-alignments

In the third quarter of fiscal 2001, management committed to a restructuring plan to expand the Company’s outsourcing strategy with contract manufacturers to produce a substantial portion of the remaining components and subassemblies that the Company was then still manufacturing. Included in that plan were workforce and production facility reductions related to manufacturing activities conducted in Puerto Rico that were outsourced. Included in the fiscal 2001 net re-alignment of operations charge was $300,000 for employee termination benefits for a workforce reduction of 70 employees and $300,000 for a lease commitment for excess manufacturing space, of which $76,000 and $261,000 respectively were unpaid as of June 29, 2001. During the fourth quarter of fiscal 2002, management down-sized the Company’s operations in Puerto Rico and eliminated certain functions in Puerto Rico that were consolidated with those in New York, which resulted in a charge for the impairment of long-lived assets of $1.7 million and severance costs of $416,000. In addition, the Company recorded a $1.9 million inventory write-down comprised of $716,000 for a discontinued product line, $775,000 for specialized products related to discontinued orders and $424,000 for components of products that were then outsourced. Since the end of fiscal 2002, the Company has not had similar write-downs of inventory.

In the quarter ended December 27, 2002, the Company incurred severance costs of $343,000 related to employee terminations, which were fully paid by the end of fiscal 2003 in accordance with the employee severance agreements.

The corresponding cash activity for the three fiscal years ended June 25, 2004 and the remaining allowance balances that are reflected in accrued liabilities in the accompanying consolidated balance sheets, are as follows:

	Fixed Asset Write-downs	Inventory Write-down	Employee Termination Benefits	Lease Commitment	Total

Balance June 29, 2001	$--	$--	$76,000	$261,000	$337,000
Fiscal 2002 asset write-downs
and severance costs	1,716,000	1,915,000	416,000	--	4,047,000
Non-cash activity	(1,716,000)	(1,915,000)	--	--	(3,631,000)
Cash payments during fiscal 2002	--	--	(209,000)	(63,000)	(272,000)

Balance June 28, 2002	--	--	283,000	198,000	481,000
Fiscal 2003 severance costs	--	--	343,000	--	343,000
Cash payments during fiscal 2003	--	--	(626,000)	(63,000)	(689,000)

Balance June 27, 2003	--	--	--	135,000	135,000
Cash payments during fiscal 2004	--	--	--	(63,000)	(63,000)

Balance June 25, 2004	$--	$--	$--	$72,000	$72,000

NOTE 3 — Long-Term Debt and Borrowings Under Revolving Credit Facility:

        The composition of long-term debt is as follows:

	June 25, 2004	June 27, 2003

Obligations under capital leases, bearing interest from 8.0% to 11.0%, secured by
assets with a net book value of $32,000 at June 27, 2003	$--	$31,000
Installment notes payable through 2004, bearing interest from 8.0% to 8.75%	--	8,000

	--	39,000
Current portion of long-term debt	--	(26,000)

	$--	$13,000

        The Company has a credit facility that enables it to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. Outstanding borrowings under the credit facility will bear interest at a specified bank’s prime rate (4.0% at June 25, 2004) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the credit facility. At June 25, 2004, the borrowing base was $2.9 million and there were no borrowings outstanding. The credit facility has a scheduled term (ending September 2004) and is automatically renewed for successive two year periods but may be terminated by the lender at any time on 60 days notice, or the Company on 60 days notice prior to the end of the initial term or any renewal term. The credit facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The credit facility requires, among other things, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The credit facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others.

NOTE 4 — Income Taxes

        The provision for income taxes of $60,000 in fiscal 2004 primarily consisted of Federal alternative minimum taxes (AMT), due to the limitations on the use of net operating loss carryforwards for the AMT. The tax effects of temporary differences and net operating loss and credit carryforwards that give rise to the net deferred tax assets (liabilities) are as follows:

	June 25, 2004	June 27, 2003

Inventory	$147,000	$149,000
Accounts receivable	34,000	34,000
Property, plant and equipment	(72,000)	1,792,000
Accrued expenses	181,000	169,000
Federal net operating loss carryforwards	12,342,000	12,920,000
Business credit carryforwards	531,000	497,000

	13,163,000	15,561,000
Less: valuation allowance	(13,163,000)	(15,561,000)

	$-	$-

        At June 25, 2004, for U.S. Federal income tax purposes, the Company had net operating loss carryforwards of approximately $36,300,000, which expire from 2005 to 2023, a portion of which are subject to Section 382 limitations. At June 25, 2004 and June 27, 2003, the Company has provided a valuation allowance against all its net deferred tax assets due to the uncertainty of realizing any future benefits there from. If all deferred tax assets are realized in the future, $115,000 of the benefit would increase additional paid-in capital.

NOTE 5 — Common Stock, Stock Options and Warrants:

         Stock Option Plans: The Company’s 1995 Stock Option Plan and 1998 Stock Option Plan permit each of the Board of Directors and the Compensation Committee of the Board of Directors to grant, until September 2005 and October 2008, respectively, options to employees (including officers and directors who are employees) and consultants covering 1,250,000 and 2,500,000 shares, respectively, of common stock. The Board of Directors or the Compensation Committee determines vesting periods, option terms, which may not exceed 10 years, and exercise prices. At June 25, 2004, options to purchase 801,700 and 1,621,950 shares were outstanding under the 1995 Plan and 1998 Plan, respectively. Additionally, 23,000 options are outstanding under the Company’s 1986 Stock Option Plan, although no further options may be granted under that plan.

        On December 3, 2003, the Company’s shareholders approved the 2003 Non-Employee Director Stock Option Plan (the “2003 Plan”), which expires on September 23, 2013 and replaced the Company’s 1994 Non-Employee Director Stock Option Plan on December 4, 2003. As of June 25, 2004 there were 552,000 options outstanding under these plans. The 2003 Plan provides for the grant of options to purchase up to 500,000 shares of common stock to non-employee directors of the Company. On the date a person initially becomes an outside director, that individual is granted an option to purchase 24,000 shares under the 2003 Plan. At each annual shareholders meeting at which directors are elected, each outside director in office after the meeting is automatically granted an option to purchase 5,000 shares plus additional specified shares for serving on Board committees or as chairperson of a committee. Options granted under the 2003 Plan must have an exercise price equal to the market value of the common stock on the date of grant. All options granted under the 2003 Plan have a term of ten years and are exercisable on the date of grant, except the initial option grant to new outside directors vests equally over three years.

        The exercise price of all options granted under all the plans has equaled at least the market value of the common stock on the dates of grants.

        Certain information relating to the employee stock option plans and the non-employee director plan for the years ended June 25, 2004, June 27, 2003, and June 28, 2002 follows:

	Fiscal Year Ended
	June 25, 2004		June 27, 2003		June 28, 2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,363,350	$1.53	3,420,341	$1.79	3,263,241	$1.90
Granted	180,000	2.49	590,000	0.32	280,000	0.63
Exercised	(225,500)	0.56	--	--	--	--
Canceled or expired	(319,200)	1.36	(646,991)	1.80	(122,900)	1.97

Outstanding at end of year	2,998,650	$1.68	3,363,350	$1.53	3,420,341	$1.79

Options exercisable at end of period	2,554,150		2,193,390		2,062,358
Shares available for future grant at end of period	1,690,650		1,053,450		1,018,459

         The following is additional information relating to options outstanding as of June 25, 2004:

Exercise Price Range	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)		Number of Options Exercisable	Weighted Average Exercise Price

$0.29 - $1.50	1,068,000	$0.70	7.	0	711,500	$0.75
1.51 - 2.00	856,400	1.62	4.	7	800,400	1.61
2.01 - 2.50	831,250	2.31	4.	6	799,250	2.31
2.51 - 8.25	243,000	4.04	6.	5	243,000	4.04

	2,998,650	$1.68	5.	7	2,554,150	$1.82

          Other Options and Warrants Outstanding:

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

NOTE 7 — Significant Customers, Export Sales and Geographical Segments
Significant Customer: The following customers accounted for 10% or more of the Company's consolidated net sales during one or more of theyears presented below:

	Fiscal Year Ended
	June 25, 2004	June 27, 2003	June 28, 2002

Verizon Corporation	53%	58%	57%
Tyco Electronics Corporation	13%	7%	11%
Telco Sales, Inc.	11%	10%	6%

        As of June 25, 2004, two customers accounted for 47% and 19% of accounts receivable and as of June 27, 2003 two customers accounted for approximately 63% and 11% of accounts receivable.

Export Sales: For each of the three years ended June 25, 2004, export sales were less than 10% of consolidated net sales.

Geographical Segments: The Company does not have any operating facilities or producing assets outside the United States and Puerto Rico; however, certain equipment owned by the Company is utilized by the Company’s outsource manufacturers in Asia. The net book value of such equipment held by the Company’s outsource manufacturers was approximately $1.8 million and $2.5 million at June 25, 2004 and June 27, 2003, respectively. Consequently, the Company’s operations located in Puerto Rico and New York are managed as one geographic segment.

        On May 3, 2000, the Company entered into an agreement with a contract manufacturer in Asia to outsource the manufacture of certain of its gas tubes used in its products. The agreement is for ten years, but may be terminated by either party after four years with one year’s advance notice. On November 24, 1998 the Company entered into an agreement with an indefinite term with another contract manufacturer in Asia, to manufacture and supply products to the Company. These two suppliers produce a significant amount of the Company’s products that it sells to its customers. On December 18, 2003, the Company entered into an agreement that expires in June 2009 with another contract manufacturer in Asia, to manufacture and supply products to the Company.

NOTE 8 — Commitments, Contingencies and Related Party Transactions

        The Company had an agreement with David Garwood, a member of the Board of Directors, to provide strategic planning consulting services from April 1, 2002 to its expiration in March 31, 2003 at $10,000 per quarter.

        The Company leases real property and equipment under various leases with terms expiring through April 2006. The leases require minimum annual rentals, exclusive of real property taxes, of approximately $126,000 and $73,000 in fiscal years 2005 and 2006 respectively. Substantially all of the real property leases contain escalation clauses related to increases in property taxes.

        The Company has financed its annual insurance renewal through its broker with a balance outstanding as of June 25, 2004 of $210,000, which is to be paid in equal installments from July 2004 to January 2005 plus interest at 5.25% per annum.

        Since 1982, the Company has leased equipment from PRC Leasing, Inc., a corporation owned by Alfred J. Roach, the Chairman of the Board of Directors of the Company. The rent paid under this annually renewable lease was $50,000. The lease expired on July 18, 2004 and was not renewed by the Company. Rent expense under the lease was $50,000, $50,000 and $139,000 in fiscal 2004, 2003 and 2002, respectively.

        The Company leases two houses near the Company’s Copiague, New York facility from Timothy J. Roach, President and Chief Executive Officer of the Company, at an aggregate annual rental of $31,000. The Company also bears insurance and maintenance costs which approximate $14,000 per year. The houses are used by the Chairman of the Board and other executives, directors and employees when visiting the Company’s New York facility.

NOTE 9 – Employee Benefits

        The Company has a defined contribution plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan covers substantially all U.S. and Puerto Rico employees who meet the eligibility requirements and requires the Company to match employees’ contributions up to specified limitations and subject to certain vesting schedules. The matching expense for the Company was $20,000, $21,000, and $26,000 for the fiscal years ended June 25, 2004, June 27, 2003 and June 28, 2002, respectively.

        The Company does not provide its employees any other post-retirement or post-employment benefits, except discretionary severance payments upon termination of employment.

NOTE 10 — Supplemental Consolidated Balance Sheet Information

	June 25, 2004	June 27, 2003

Accounts receivable:
Trade accounts receivable	$3,521,000	$2,618,000
Other receivables	14,000	3,000
Less: allowance for doubtful accounts	(100,000)	(100,000)

	$3,435,000	$2,521,000

Inventories, net:
Raw materials and subassemblies	$1,487,000	$2,135,000
Work in progress	175,000	381,000
Finished goods	3,743,000	3,389,000

	$5,405,000	$5,905,000

Property, plant and equipment:
Machinery and equipment	$7,090,000	$7,564,000
Leasehold improvements	5,000	449,000
Office fixtures, equipment and other	215,000	393,000

	7,310,000	8,406,000
Less: accumulated depreciation	(3,363,000)	(3,371,000)

	$3,947,000	$5,035,000

Accounts payable and accrued liabilities:
Accounts payable	$643,000	$229,000
Accrued payroll, bonus and vacation	945,000	362,000
Accrued legal and other professional fees	212,000	134,000
Other accrued expenses	541,000	566,000

	$2,341,000	$1,291,000

NOTE 11 — Quarterly Financial Data (Unaudited)

        The following table reflects the unaudited quarterly results of the Company for the fiscal years ended June 25, 2004 and June 27, 2003:

Quarter Ended	Net sales	Gross profit	Operating earnings (loss)	Net earnings (loss)	Diluted net earnings (loss) per share(a)

2004 Fiscal Year
September 27, 2003	$9,211,000	$2,787,000	$915,000	$913,000	$0.08
December 26, 2003	7,001,000	2,069,000	309,000	320,000	0.02
March 26, 2004	6,038,000	1,935,000	218,000	217,000	0.02
June 25, 2004	6,235,000	1,817,000	140,000	113,000	0.01

2003 Fiscal Year
September 27, 2002	$7,074,000	$1,844,000	$52,000	$61,000	$0.01
December 28, 2002	5,536,000	1,172,000	(723,000)	(730,000)	(0.06)
March 28, 2003	5,006,000	1,087,000	(451,000)	(443,000)	(0.04)
June 27, 2003	6,457,000	1,696,000	125,000	104,000	0.01

_________________

(a)	The sum of the unaudited quarterly income (loss) per share amounts do not always equal the annual amount reported because the per share amounts are computed independently for each quarter and the year based on the weighted average common and common equivalent shares outstanding in each period.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

        As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s President and principal executive officer and the Company’s Vice President-Finance and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of June 25, 2004, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including those officers, to allow timely decisions regarding required disclosure.

        During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

        The information called for by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated herein by reference to such information which will be contained in the Company’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company’s 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Reports of Independent Public Accountants	17
Consolidated Balance Sheets at June 25, 2004 and June 27, 2003	18
Consolidated Statements of Operations for each of the three years in the
period ended June 25,2004	19
Consolidated Statements of Stockholders' Equity for each of the three years
years in the period ended June 25, 2004	20
Consolidated Statements of Cash Flows for each of the three years in the period
ended June 25, 2004	21
Notes to Consolidated Financial Statements	22

(a)(2) Schedule II - Valuation and Qualifying Accounts	S-	1

          (3) Exhibits

Exhibit
Number                                                     Description

3(a)(1)

Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 10, 1996. Incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1996 (File No. 1-8048).

3(a)(2)

Certificate of Designation, as filed with the Secretary of State of the State of Delaware on January 26, 1998. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) January 26, 1998 (File No. 1-8048).

3(a)(3)

Certificate of Designation, as filed with the Secretary of State of the State of Delaware on May 15, 1998. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

3(a)(4)

Certificate of Amendment of the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 5, 2001. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) December 5, 2001 (File No. 1-8048).

3(b)	By-laws of the Company, as amended. Incorporated by reference to Exhibit 4.02 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 33- 64980).

4(a)

Rights Agreement dated as of May 15, 1998 between the Company and Harris Trust & Savings Bank formerly Harris Trust of Chicago). Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

4(b)(1)

Security Agreement dated as of September 17, 2003 between the Company and Milberg Factors, Inc. (“Lender”). Incorporated by reference to Exhibit 4(b)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

4(b)(2)

Guaranty Agreement dated as of September 17, 2003 between TII Systems, Inc. and Lender. Incorporated by reference to Exhibhit 4(b)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

4(b)(3)

Security Interest In Inventory Under Uniform Commercial Code Supplement to Security Agreement (Accounts Receivable Financing) Contract dated as of September 17, 2003 between the Company and Lender. Incorporated by reference to Exhibit 4(b)(3) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

4(b)(4)

Security Agreement – Goods and Chattels dated as of September 17, 2003 between the Company and Lender. Incorporated by reference to Exhibit 4(b)(4) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No 1-8048).

10(a)(1)+	1986 Stock Option Plan of the Company, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1996 (File No. 1-8048).

10(a)(2)+	1994 Non-Employee Director Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(a)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 1-8048).

10(a)(3)+	1995 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997 (File No. 1-8048).

10(a)(4)+	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(a)(4) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

10(a)(5)+	2003 Non-Employee Director Stock Option Plan. Incorporated by reference to Appendix A to the Company's Proxy Statement dated October 27, 2003 (File No. 1-8048).

10(b)(1)+	Amended and Restated Employment Agreement dated as of August 1, 1997 between the Company and Timothy J Roach. Incorporated by reference to Exhibit 10(b)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (File No. 1-8048).

10(b)(1)(A)+	Amended and Restated Employment Agreement dated as of July 1, 2003 between the Company and Timothy J. Roach. Incorporated by reference to Exhibit 10(b)(1)(A) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

10(b)(2)+	Employment Agreement dated as of September 5, 2000 between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 10(b)(7) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(b)(2)(A)+	Amendment No. 1 to Employment Agreement dated as of June 5, 2003 between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 10(b)(2)(A) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).
10(b)(3)+	Consultant Agreement dated as of March 29, 2002 between the Company and R. Dave Garwood. Incorporated by reference to Exhibit 10(b)(6) to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (File No. 1-8048).
10(c)(1)(A)	Equipment Lease dated July 18, 1991 between PRC Leasing, Inc. (“PRC”) and the Company. Incorporated by reference to Exhibit 10(b)(57) to the Company’s Current Report on Form 8-K for the month of July 1991 (File No. 1-8048).

10(c)(1)(B)

Amendment dated July 18, 1992 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(b)(67) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 1993 (File No. 1- 8048).

10(c)(1)(C)

Second Amendment dated February 25, 1993 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 4(b)1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

10(c)(1)(D)

Restated Third Amendment dated December 14, 1993 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 4(d) to Amendment No. 2 to the Schedule 13D filed by Alfred J. Roach (File No. 1-8048).

10(c)(1)(E)

Fourth Amendment dated June 27, 2000 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(C)1(E) to the Company’s Annual Report on Form10-K for the fiscal year ended June 30, 2000 (File No.1-8048).

10(c)(1)(F)

Fifth Amendment dated July 18, 2001 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(c)(1)(F) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 1-8048).

10(c)(1)(G)

Sixth Amendment dated June 5, 2002 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(c)(1)(G) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (File No. 1-8048)

10(c)(1)(H)

Seventh Amendment dated June 17, 2003 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(c)(1)(H) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

10(d)(1)

Lease Contract dated April 27, 1998 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

10(e)(1)

Exchange Agreement dated as of June 21, 2002 between the Company and the remaining investor in the Company’s January 26, 1998 private placement. Incorporated by reference to Exhibit 10(e)(2) to the Company’s Annual Report Form 10-K for the fiscal year ended June 28, 2002 (File No. 1-8048).

10(e)(2)

Warrant dated as of June 21, 2002 issued to the remaining investor in the Company’s June 26, 1998 private placement. Incorporated by reference to Exhibit 10(e)(3) to the Company’s Annual Report on Form 10-K for the firscal year ended June 28, 2002 (File No. 1-8048).

10(e)(3)

Registration Rights Agreement dated as of June 21, 2002 between the Company and the remaining investor in the Company’s June 26, 1998 private placement. Incorporated by reference to Exhibit 10(e)(3) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (File No. 1-8048).

10(f)(1)

Form of Warrant issued to the investors in the Company’s June 8, 2000 private placement and underlying the Unit Purchase Option. Incorporated by reference to Exhibit 10(f)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(2)

Subscription Agreement and Investor Information Statement, including registration rights undertaking of the Company, by and among the Company and the investors in the Company’s June 8, 2000 private placement. Incorporated by reference to Exhibit 10(f)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(3)

Placement Agent Agreement dated as of May 15, 2000 by and among the Company and M.H. Meyerson & Co., Inc., as placement agent, with respect to the Company’s June 8, 2000 private placement. Incorporated by reference to Exhibit 10(f)(3) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(4)

Form of Unit Purchase Option issued to the placement agent for Company’s June 8, 2000 private placement. Incorporated by reference to Exhibit 10(f)(4) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

14*	Code of Ethics for Senior Financial Officers.

21	Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (File No. 1-8048).

23*	Consent of KPMG LLP.

31(a)*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

(b)     Reports on Form 8-K:

During the quarter ended June 25, 2004, the Company furnished a Report on Form 8-K dated May 10, 2004 (date of earliest event reported) reporting under Item 12, results of Operations and Financial Condition. No financial statements were filed with that report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 22, 2004

/s/ Timothy J. Roach
Timothy J. Roach
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 22, 2004	/s/ Alfred J. Roach Alfred J. Roach, Chairman of the Board and Director
September 22, 2004	/s/ Timothy J. Roach Timothy J. Roach, President, Chief Executive Officer (principal executive officer) and Director
September 22, 2004	/s/ Kenneth A. Paladino Kenneth A. Paladino, Vice President-Finance and Treasurer (principal financial officer)
September 22, 2004	/s/ C. Bruce Barksdale C. Bruce Barksdale, Director
September 22, 2004	/s/ Lawrence M. Fodrowski Lawrence M. Fodrowski, Director
September 22, 2004	/s/ R. D. Garwood R. D. Garwood, Director
September 22, 2004	/s/ James R. Grover, Jr. James R. Grover, Jr., Director
September 22, 2004	/s/ Joseph C. Hogan Joseph C. Hogan, Director
September 22, 2004	/s/ Mark T. Bradshaw Mark T. Bradshaw, Director
September 22, 2004	/s/ Charles H. House Charles H., Director

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Fiscal Year Ended	Balance at Beginning of Year	Additions	Accounts Receivable Write-offs	Balance at End of Year

June 25, 2004	$100,000	--	--	$100,000
June 27, 2003	$100,000	--	--	$100,000
June 28, 2002	$58,000	73,000	(31,000)	$100,000

S-1

Exhibit
Number                                                     Description

3(a)(1)

Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 10, 1996. Incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1996 (File No. 1-8048).

3(a)(2)

Certificate of Designation, as filed with the Secretary of State of the State of Delaware on January 26, 1998. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) January 26, 1998 (File No. 1-8048).

3(a)(3)

Certificate of Designation, as filed with the Secretary of State of the State of Delaware on May 15, 1998. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

3(a)(4)

Certificate of Amendment of the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 5, 2001. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) December 5, 2001 (File No. 1-8048).

3(b)	By-laws of the Company, as amended. Incorporated by reference to Exhibit 4.02 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 33- 64980).

4(a)

Rights Agreement dated as of May 15, 1998 between the Company and Harris Trust & Savings Bank formerly Harris Trust of Chicago). Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

4(b)(1)

Security Agreement dated as of September 17, 2003 between the Company and Milberg Factors, Inc. (“Lender”). Incorporated by reference to Exhibit 4(b)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

4(b)(2)

Guaranty Agreement dated as of September 17, 2003 between TII Systems, Inc. and Lender. Incorporated by reference to Exhibhit 4(b)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

4(b)(3)

Security Interest In Inventory Under Uniform Commercial Code Supplement to Security Agreement (Accounts Receivable Financing) Contract dated as of September 17, 2003 between the Company and Lender. Incorporated by reference to Exhibit 4(b)(3) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

4(b)(4)

Security Agreement – Goods and Chattels dated as of September 17, 2003 between the Company and Lender. Incorporated by reference to Exhibit 4(b)(4) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No 1-8048).

10(a)(1)+	1986 Stock Option Plan of the Company, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1996 (File No. 1-8048).

10(a)(2)+	1994 Non-Employee Director Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(a)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 1-8048).

10(a)(3)+	1995 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997 (File No. 1-8048).

10(a)(4)+	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(a)(4) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

10(a)(5)+	2003 Non-Employee Director Stock Option Plan. Incorporated by reference to Appendix A to the Company's Proxy Statement dated October 27, 2003 (File No. 1-8048).

10(b)(1)+	Amended and Restated Employment Agreement dated as of August 1, 1997 between the Company and Timothy J Roach. Incorporated by reference to Exhibit 10(b)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997 (File No. 1-8048).

10(b)(1)(A)+	Amended and Restated Employment Agreement dated as of July 1, 2003 between the Company and Timothy J. Roach. Incorporated by reference to Exhibit 10(b)(1)(A) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

10(b)(2)+	Employment Agreement dated as of September 5, 2000 between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 10(b)(7) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(b)(2)(A)+	Amendment No. 1 to Employment Agreement dated as of June 5, 2003 between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 10(b)(2)(A) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).
10(b)(3)+	Consultant Agreement dated as of March 29, 2002 between the Company and R. Dave Garwood. Incorporated by reference to Exhibit 10(b)(6) to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (File No. 1-8048).
10(c)(1)(A)	Equipment Lease dated July 18, 1991 between PRC Leasing, Inc. (“PRC”) and the Company. Incorporated by reference to Exhibit 10(b)(57) to the Company’s Current Report on Form 8-K for the month of July 1991 (File No. 1-8048).

10(c)(1)(B)

Amendment dated July 18, 1992 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(b)(67) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 1993 (File No. 1- 8048).

10(c)(1)(C)

Second Amendment dated February 25, 1993 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 4(b)1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

10(c)(1)(D)

Restated Third Amendment dated December 14, 1993 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 4(d) to Amendment No. 2 to the Schedule 13D filed by Alfred J. Roach (File No. 1-8048).

10(c)(1)(E)

Fourth Amendment dated June 27, 2000 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(C)1(E) to the Company’s Annual Report on Form10-K for the fiscal year ended June 30, 2000 (File No.1-8048).

10(c)(1)(F)

Fifth Amendment dated July 18, 2001 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(c)(1)(F) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 1-8048).

10(c)(1)(G)

Sixth Amendment dated June 5, 2002 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(c)(1)(G) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (File No. 1-8048)

10(c)(1)(H)

Seventh Amendment dated June 17, 2003 to Equipment Lease dated July 18, 1991 between the Company and PRC. Incorporated by reference to Exhibit 10(c)(1)(H) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

10(d)(1)

Lease Contract dated April 27, 1998 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

10(e)(1)

Exchange Agreement dated as of June 21, 2002 between the Company and the remaining investor in the Company’s January 26, 1998 private placement. Incorporated by reference to Exhibit 10(e)(2) to the Company’s Annual Report Form 10-K for the fiscal year ended June 28, 2002 (File No. 1-8048).

10(e)(2)

Warrant dated as of June 21, 2002 issued to the remaining investor in the Company’s June 26, 1998 private placement. Incorporated by reference to Exhibit 10(e)(3) to the Company’s Annual Report on Form 10-K for the firscal year ended June 28, 2002 (File No. 1-8048).

10(e)(3)

Registration Rights Agreement dated as of June 21, 2002 between the Company and the remaining investor in the Company’s June 26, 1998 private placement. Incorporated by reference to Exhibit 10(e)(3) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (File No. 1-8048).

10(f)(1)

Form of Warrant issued to the investors in the Company’s June 8, 2000 private placement and underlying the Unit Purchase Option. Incorporated by reference to Exhibit 10(f)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(2)

Subscription Agreement and Investor Information Statement, including registration rights undertaking of the Company, by and among the Company and the investors in the Company’s June 8, 2000 private placement. Incorporated by reference to Exhibit 10(f)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(3)

Placement Agent Agreement dated as of May 15, 2000 by and among the Company and M.H. Meyerson & Co., Inc., as placement agent, with respect to the Company’s June 8, 2000 private placement. Incorporated by reference to Exhibit 10(f)(3) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

10(f)(4)

Form of Unit Purchase Option issued to the placement agent for Company’s June 8, 2000 private placement. Incorporated by reference to Exhibit 10(f)(4) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-8048).

14*	Code of Ethics for Senior Financial Officers.

21	Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (File No. 1-8048).

23*	Consent of KPMG LLP.

31(a)*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

(b)     Reports on Form 8-K:

During the quarter ended June 25, 2004, the Company furnished a Report on Form 8-K dated May 10, 2004 (date of earliest event reported) reporting under Item 12, results of Operations and Financial Condition. No financial statements were filed with that report.