Form 10-K/A
period 2004-06-25
TII NETWORK TECHNOLOGIES INC
filed 2004-09-30
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
Washington. D.C. 20549

FORM 10-K/A
(Amendement No.1)

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

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

        The aggregate market value of the voting stock of the registrant outstanding as of December 26, 2003, the last business day of the registrant's most recently completed second quarter, held by non-affiliates of the registrant was approximately $22.7 million. While such market value excludes the market value of shares that may be deemed beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

        The number of shares of the Common Stock of the registrant outstanding as of September 20, 2004 was 11,907,784.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

         The purpose of this Amendment is to revise the cover page of the report to indicate that the Registrant is not an accelerated filer and to correct the dates in the column headings of, and properly align the caption "Current Liabilities" in, the Consolidated Balance Sheets contained in Item 8, Financial Statements and Supplemental Data, in the Company's Annual Report on Form 10-K for the year ended June 25, 2004 due to inadvertent errors that occurred in Edgarizing the Report.

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

KPMG LLP

Melville, New York
August 30, 2004

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 25, 2004	June 27, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$4,164	$772
Accounts receivable, net	3,435	2,521
Inventories	5,405	5,905
Other current assets	374	354

Total current assets	13,378	9,552

Property, plant and equipment, net	3,947	5,035

Other assets	477	514

Total Assets	$17,802	$15,101

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$--	$26
Accounts payable and accrued liabilities	2,341	1,291

Total current liabilities	2,341	1,317

Long-term debt	--	13

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized;
Series D Junior Participating; no shares outstanding	--	--
Common stock, par value $.01 per share; 30,000,000 shares authorized;
11,925,421 shares issued and 11,907,784 shares outstanding as of June
25, 2004 and 11,699,921 shares issued and 11,682,284 shares
outstanding as of June 27, 2003	119	117
Additional paid-in capital	37,992	37,867
Accumulated deficit	(22,369)	(23,932)

	15,742	14,052
Less: 17,637 common treasury shares, at cost;	(281)	(281)

Total stockholders' equity	15,461	13,771

Total Liabilities and Stockholders' Equity	$17,802	$15,101

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 30, 2004

/s/ Timothy J. Roach
Timothy J. Roach
President
(Principal Executive Officer)