Form 10-Q
period 2004-09-30
TII NETWORK TECHNOLOGIES INC
filed 2004-11-08
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 24, 2004

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 1, 2004 was 11,907,784.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 24, 2004	June 25, 2004
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$5,573	$4,164
Accounts receivable, net	3,068	3,435
Inventories	4,652	5,405
Other current assets	377	374

Total current assets	13,670	13,378

Property, plant and equipment, net	3,826	3,947
Other assets	422	477

TOTAL ASSETS	$17,918	$17,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,860	$2,341

Total current liabilities	1,860	2,341

Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized;
Series D Junior Participating, no shares outstanding	--	--
Common stock, par value $.01 per share; 30,000,000 shares authorized;
11,925,421 shares issued at September 24, 2004 and June 25, 2004 and
11,907,784 shares outstanding at September 24, 2004 and June 25, 2004	119	119
Additional paid-in capital	37,992	37,992
Accumulated deficit	(21,772)	(22,369)

	16,339	15,742
Less: 17,637 common treasury shares, at cost	(281)	(281)
Total stockholders' equity	16,058	15,461

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,918	$17,802

See Notes to Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three months ended
	September 24, 2004	September 26, 2003
	(Unaudited)
Net sales	$6,952	$9,211
Cost of sales	4,817	6,424

Gross profit	2,135	2,787

Operating expenses:
Selling, general and administrative	1,244	1,486
Research and development	291	386

Total operating expenses	1,535	1,872

Operating income	600	915
Interest expense	(2)	(10)
Interest income	14	8
Other expense	(3)	--

Earnings before income taxes	609	913
Provision for income taxes	12	--

Net earnings	$597	$913

Net earnings per common share:
Basic	$.05	$.08

Diluted	$.05	$.08

Weighted average common shares outstanding:
Basic	11,908	11,686
Diluted	12,474	11,959

See Notes to Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity

Balance, June 25, 2004	11,907,784	$119	$37,992	$(22,369)	$(281)	$15,461
Net earnings for the
three months ended
September 24,2004	--	--	--	597	--	597

Balance, September 24, 2004	11,907,784	$119	$37,992	$(21,772)	$(281)	$16,058

See Notes to Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three months ended
	September 24, 2004	September 26, 2003
	(Unaudited)
Cash Flows from Operating Activities:
Net earnings	$597	$913
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	255	284
(Gain) loss on disposal of capital assets	(116)	144
Changes in operating assets and liabilities:
Accounts receivable	367	(1,202)
Inventories	753	1,505
Other assets	(3)	(30)
Accounts payable and accrued liabilities	(481)	952

Net cash provided by operating activities	1,372	2,566

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from dispositions	(125)	(62)
Net proceeds from sales of condominium	162	--

Net cash provided by (used in) investing activities	37	(62)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	--	13
Repayment of debt and obligations under capital leases	--	(24)

Net cash used in financing activities	--	(11)

Net increase in cash and cash equivalents	1,409	2,493
Cash and cash equivalents, at beginning of period	4,164	772

Cash and cash equivalents, at end of period	$5,573	$3,265

Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$2	$10

See Notes to Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Interim financial statements: The unaudited interim consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2004. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Note 2 – Comprehensive income: For the three months ended September 24, 2004 and September 26, 2003, comprehensive income equaled net income.

Note 3 — Fiscal year: The Company reports on a 52-53 week fiscal year ending on the last Friday in June, with fiscal quarters ending on the last Friday of each calendar quarter. The Company’s fiscal year ending June 24, 2005 will contain 52 weeks. Fiscal 2004 also had 52 weeks.

Note 4 – Stock–Based Compensation: The Company applies the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. The exercise price of all options granted under all the plans has equaled at least the market value of the common stock on the dates of grants. Accordingly, no compensation expense has been recognized for options granted to employees or directors.

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123, the Company’s net earnings would have changed to the pro forma amounts indicated in the table below:

	For the three months ended
	September 24, 2004	September 26, 2003
	(In thousands, except per share data)
Net earnings:
As reported	$597	$913
Deduct: Total Stock-based compensations expense using fair value method	31	92
Pro forma	$566	$821
Basic net earnings (loss) per share:
As reported	$.05	$.08
Pro forma	$.05	$.07
Diluted net earnings per share:
As reported	$.05	$.08
Pro forma	$.05	$.07

Note 5 — Net earnings per common share: Basic net earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding increased by dilutive common stock warrants and options.

The following table sets forth the computation of basic and diluted net earnings per share:

	Three months ended
	September 24, 2004	September 26, 2003
	(in thousands)
Numerator for diluted calculation:
Net earnings	$597	$913

Denominator:
Weighted average common shares outstanding	11,908	11,686
Dilutive effect of stock warrants and options	566	273

Denominator for diluted calculation	12,474	11,959

Options and warrants to purchase an aggregate of approximately 4,588,000 and 5,714,000 shares of common stock outstanding as of September 24, 2004 and September 26, 2003, respectively, are not included in the computation of diluted earnings per share for the three month periods then ended because their exercise prices were greater than the average market price of the Company’s common stock and were thus antidilutive.

Note 6 — Inventories: Inventories consisted of the following major classifications:

	September 24, 2004	June 25, 2004
	(in thousands)

Raw materials and subassemblies	$1,399	$1,487
Work in process	406	175
Finished goods	2,847	3,743

	$4,652	$5,405

Note 7 – Credit Facility: The Company has a credit facility that enables it to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. The maximum amount of borrowings under the Credit Facility can be reduced by the lender upon written notice. Outstanding borrowings under the Credit Facility will bear interest at a specified bank’s prime rate (4.75% at September 24, 2004) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the Credit Facility. At September 24, 2004, the borrowing base was $2.6 million and there were no borrowings outstanding. The Credit Facility had an initial one year term and automatically renewed in September 2004 for a two year period until September 2006 but may be terminated by the lender at any time on 60 days notice. The Credit Facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The Credit Facility requires, among other covenants, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The Credit Facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others.

Note 8 – Significant Customers: The following customers accounted for 10% or more of the Company’s consolidated net sales during one or more of the periods presented below:

	Quarter Ended
	September 24, 2004	September 26, 2003

Verizon Corporation	55%	58%
Tyco Electronics Corporation	11%	10%
Telco Sales, Inc.	12%	12%

        As of September 24, 2004, two of these customers accounted for 48% and 22% of accounts receivable and as of June 25, 2004 those two customers accounted for approximately 47% and 19% of accounts receivable.

Note 9 – Sale of Long-lived Asset: In September 2004 the Company sold a condominium, which had been included in other assets on the June 25, 2004 balance sheet, for $162,000, resulting in a $116,000 gain reflected in selling, general and administrative expenses in the accompanying consolidated statement of income.

Note 10 – Impact of Recently Issued Accounting Standards: The FASB recently issued an exposure draft of a standard requiring stock-based employee compensation to be recorded as a charge to earnings, which would be effective for the Company commencing July 1, 2005. The Company will continue to monitor the FASB’s progress on the issuance of this standard as well as evaluate the Company’s position with respect to current guidance.

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

Inventories are required to be stated at net realizable value at the lower of cost or market. In establishing the appropriate inventory write-downs, management assesses the ultimate recoverability of the inventory considering such factors as technological advancements in products as required by the Company’s customers, average selling prices for finished goods inventory, changes within the marketplace, quantities of inventory items on hand, historical usage or sales of each inventory item, forecasted usage or sales of inventory and general economic conditions.

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

At September 24, 2004, the Company has provided a valuation allowance against all its net deferred tax assets due to the uncertainty of realizing any future benefits there from. If and when the Company’s historical and projected pre-tax earnings indicate it will be more likely than not, all or a portion of its deferred tax assets will be realized, the Company would reduce its valuation allowance, accordingly.

General

The Company’s primary market, the traditional Telco copper-based transmission network, has been declining over the last several years. This is due principally to the impact of alternative technologies that compete with the Telco’s traditional copper-based transmission network (examples include cellular service and Fiber to the Premise (“FTTP”)) and competition from multi-system operators (“MSOs”). This trend, which has resulted in cutbacks in copper-based construction and maintenance budgets by the Telcos and a reduction in the number of their access lines, has adversely affected the Company’s principal copper-based products. During this period, the Company has been both reducing the cost of its products and its overall cost structure while also developing new products in an effort to increase its sales and diversify into new markets.

The Company’s major customer, Verizon, has begun its strategy to deploy fiber optic lines to homes and business within their region. This multi-year program is expected to result in a reduction of capital outlays on their traditional copper network and will therefore impact the Company’s traditional protection based products since FTTP networks require less traditional protection than the current copper networks. Though the full extent of the impact on the Company of this program is not yet known, the Company believes that the current embedded copper infrastructure will continue to play a significant role as a transmission medium for years to come.

Sales of the Company’s products to Telcos are generally through “as-ordered” general supply agreements. General supply agreements do not require Telcos to purchase specific quantities of products and can be terminated, amended or extended for reasons, such as changing technologies, product standardizations, or a policy of consolidation of vendors. The Verizon general supply agreement is scheduled to expire in April of 2006. However, Verizon is in discussions with the Company and the Company’s competitors to, among other things, incorporate new sealing technologies into the NIDs that the Company is currently supplying under its agreement. The Company believes that Verizon will accept the Company’s offer to fulfill Verizon’s new NID requirements.

Results of Operations

Net sales for the first quarter of fiscal 2005 were $7.0 million compared to $9.2 million for the comparative prior year period, a decrease of approximately $2.3 million or 24.5%. The lower comparative sales level in the fiscal 2005 period was due to the sharp increase in sales that occurred during the prior year period resulting principally from the severe weather that occurred during the summer of calendar 2003.

Gross profit for the first quarter of fiscal 2005 was $2.1 million compared to $2.8 million for the comparative prior year period, a decrease of approximately $652,000 or 23.4%, while gross profit margin for those quarters were 30.7% and 30.3%, respectively. The lower gross profit level over the prior year ago period was primarily due to the decreased sales levels. The improved gross profit margin over the prior year ago period was primarily due to an improved mix of higher margin products, partially offset by the negative effect on margins from lower sales levels.

Selling, general and administrative expenses for the first quarter of fiscal 2005 were $1.2 million compared to $1.5 million for the comparative prior year period, a decrease of approximately $242,000 or 16.3%. The decrease in the expense reflects a $116,000 gain from the sale of one of the Company’s two remaining condominiums and the effect of the lower sales on variable expenses. The Company expects selling expenses to increase during the balance of the year as the Company increases its efforts to introduce new products and diversify its customer base.

Research and development expenses for the first quarter of fiscal 2005 were $291,000 compared to $386,000 for the comparable prior year period, a decrease of approximately $95,000 or 24.6%. The reduced expense resulted from the Company incurring lower costs as it transitions certain development stage home networking products to the trial stage.

Interest expense for the first quarter of fiscal 2005 was $2,000 compared to $10,000 for the comparable prior year period, a decrease of approximately $8,000. The decline was due to decreased borrowing under the Company’s credit facilities.

Interest income for the first quarter of fiscal 2005 was $14,000 compared to $8,000 for the comparable prior year period, an increase of approximately $6,000. The increase was due to higher average cash and cash equivalent balances held by the Company.

In the first quarter of fiscal 2005, the Company recorded a provision for income taxes of $12,000, primarily due to the limitations on the use of Federal net operating loss carryforwards under alternative minimum tax regulations.

Net earnings for the first quarter of fiscal 2005 were $597,000 or $0.05 per diluted share, compared to net earnings of $913,000 or $0.08 per diluted share, in the year ago quarter.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $5.6 million at September 24, 2004 compared to $4.2 million at the end of fiscal 2004, an increase of approximately $1.4 million. Working capital increased to $11.8 million at the end of the first quarter of fiscal 2005 from $11.0 million at the end of fiscal 2004.

For the three months ended September 24, 2004, the Company generated $1.4 million of net cash from operating activities compared to $2.6 million for the three months ended September 26, 2003. The cash generated from operating activities in the first three months of fiscal 2005 was due to net cash operating earnings (net earnings of $597,000 plus depreciation and amortization expense of $255,000 less gain on disposal of capital assets of $116,000) of $736,000, a reduction in inventories of $753,000 as increased product demand used existing inventories and a decrease in accounts receivable of $367,000, offset, in part, by a decrease in accounts payable and accrued liabilities of $481,000 and an increase in other assets of $3,000.

Net cash provided by investing activities was $37,000 in the first quarter of fiscal 2005 compared to $62,000 of net cash used in the comparable prior year period. The comparative increase in the first quarter of fiscal 2005 was principally the result of the sale of one of the Company’s condominiums for $162,000, partially offset by $125,000 of purchases of capital assets.

The Company had no financing activities in the first quarter of fiscal 2005 compared to net cash used of $11,000 in financing activities in the comparable prior year period.

Although the Company has no current material commitments for capital expenditures, it expects to increase its rate of purchases of new equipment for the manufacture of new products currently under development.

The Company has a credit facility that enables it to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. The maximum amount of borrowings under the Credit Facility can be reduced by the lender upon written notice. Outstanding borrowings under the Credit Facility will bear interest at a specified bank’s prime rate (4.75% at September 24, 2004) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the Credit Facility. At September 24, 2004, the borrowing base was $2.6 million and there were no borrowings outstanding. The Credit Facility had an initial one year term and automatically renewed in September 2004 for a two year period until September 2006 but may be terminated by the lender at any time on 60 days notice. The Credit Facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The Credit Facility requires, among other covenants, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The Credit Facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others.

Funds anticipated to be generated from operations, together with available cash and borrowings under the Credit Facility, are considered to be adequate to finance the Company’s current operational and capital needs for the next twelve months.

Off Balance Sheet Financing

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

Forward-Looking Statements

Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to:

o	dependence on, and ability to retain, its "as-ordered" general supply agreements with its top three customers and win new contracts;

o	the ability of the Company to market and sell products to new markets beyond its principal market - the copper-based Telco market;

o	the Company’s ability to timely develop products and adapt its existing products to address technological changes, including changes in its principal market, Telco;

o	exposure to increases in the cost of the Company's products, including increases in the cost of the Company's petroleum based plastic products;

o

the Company’s dependence for products and product components on Pacific Rim contract manufacturers, including on-time delivery, quality and exposure to changes in the cost in the event of changes in the valuation of the Chinese Yuan;

o	the Company's dependence upon one of its principal contract manufacturers that is an affiliate of a principal customer and competitor;

o

the potential for the disruption of shipments as a result of, among other things, third party labor disputes, political unrest in or shipping disruptions from countries in which the Company’s contract manufacturers produce the Company’s products;

o	weather and similar conditions, particularly the effect of hurricanes/typhoons on the Company’s manufacturing, assembly and warehouse facilities in Puerto Rico or the Pacific Rim;

o	competition in the Company’s traditional telecommunications market and new markets the Company is seeking to penetrate;

o	potential changes in customers spending and purchasing policies and practices;

o	general economic and business conditions, especially as they pertain to the telecommunications industry;

o	dependence on third parties for product development;

o	risks inherent in new product development and sales, such as start-up delays and uncertainty of customer acceptance;

o	the Company’s ability to attract and retain technologically qualified personnel;

o	the Company’s ability to fulfill its growth strategies;

o	the level of inventories maintained by the Company’s customers;

o	the ability to maintain listing of its Common Stock on the Nasdaq SmallCap market;

o	the availability of financing on satisfactory terms.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risks, including changes in interest rates. The interest payable under the Company’s Credit Facility is based on prime plus 1% and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates on the consolidated operating results of the Company have been immaterial. As of September 24, 2004 there were no amounts outstanding under the Credit Facility.

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

Item 4. Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s President and principal executive officer and the Company’s Vice President-Finance and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of September 24, 2004, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including those officers, to allow timely decisions regarding required disclosure.

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

Date: November 8, 2004

                          TII NETWORK TECHNOLOGIES, INC.

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