Form 10-Q
period 2004-12-31
TII NETWORK TECHNOLOGIES INC
filed 2005-02-11
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2004

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of January 19, 2005 was 11,907,784.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2004	June 25, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,532	$4,164
Accounts receivable, net of allowance for doubtful accounts of $100,000 at
December 31, 2004 and June 25, 2004	2,578	3,435

Inventories	4,483	5,405
Prepaid expenses and other current assets	884	374

Total current assets	14,477	13,378

Property, plant and equipment, net	3,773	3,947
Other assets	413	477

TOTAL ASSETS	$18,663	$17,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,351	$2,341

Total current liabilities	2,351	2,341

Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized;
Series D Junior Participating, no shares outstanding	--	--
Common stock, par value $.01 per share; 30,000,000 shares authorized;
11,925,421 shares issued at December 31, 2004 and June 25, 2004 and
11,907,784 shares outstanding at December 31, 2004 and June 25, 2004	119	119
Additional paid-in capital	37,992	37,992
Accumulated deficit	(21,518)	(22,369)

	16,593	15,742
Less: 17,637 common treasury shares, at cost	(281)	(281)

Total stockholders' equity	16,312	15,461

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,663	$17,802

See Notes to Unaudited Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three months ended		Six months ended
	Dec. 31, 2004	Dec. 26, 2003	Dec. 31, 2004	Dec. 26, 2003
	(Unaudited)		(Unaudited)
Net sales	$7,053	$7,001	$14,005	$16,213
Cost of sales	4,979	4,932	9,796	11,356

Gross profit	2,074	2,069	4,209	4,857

Operating expenses:
Selling, general and administrative	1,528	1,452	2,772	2,938
Research and development	291	308	582	694

Total operating expenses	1,819	1,760	3,354	3,632

Operating income	255	309	855	1,225

Interest expense	(1)	(1)	(4)	(12)
Interest income	22	9	36	17
Other income (expense)	(3)	15	(5)	15

Earnings before income taxes	273	332	882	1,245
Provision for income taxes	19	12	31	12

Net earnings	$254	$320	$851	$1,233

Net earnings per common share:
Basic	$0.02	$0.03	$0.07	$0.11

Diluted	$0.02	$0.02	$0.07	$0.10

Weighted average common shares outstanding:
Basic	11,908	11,782	11,908	11,734
Diluted	12,602	12,899	12,538	12,429

See Notes to Unaudited Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity

Balance, June 25, 2004	11,907,784	$119	$37,992	$(22,369)	$(281)	$15,461
Net earnings for the
six months ended
December 31,2004	--	--	--	851	--	851

Balance, December 31, 2004	11,907,784	$119	$37,992	$(21,518)	$(281)	$16,312

See Notes to Unaudited Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six months ended
	December 31, 2004	December 26, 2003
	(Unaudited)
Cash Flows from Operating Activities:
Net earnings	$851	$1,233
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	521	540
(Gain) loss on disposal of capital assets	(116)	305
Changes in operating assets and liabilities:
Accounts receivable	857	(184)
Inventories	922	834
Other assets	(510)	43
Accounts payable and accrued liabilities	10	760

Net cash provided by operating activities	2,535	3,531

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from dispositions	(329)	(149)
Net proceeds from sales of condominium	162	--

Net cash (used in) investing activities	(167)	(149)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	--	120
Repayment of obligations under capital leases	--	(28)

Net cash used in financing activities	--	92

Net increase in cash and cash equivalents	2,368	3,474
Cash and cash equivalents, at beginning of period	4,164	772

Cash and cash equivalents, at end of period	$6,532	$4,246

Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$4	$12

See Notes to Unaudited Consolidated Financial Statements

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

Note 2 – Comprehensive income: For the three and six months ended December 31, 2004 and December 26, 2003, comprehensive income equaled net income.

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

	For the three months ended		For the six months ended
	Dec. 31, 2004	Dec. 26, 2003	Dec. 31, 2004	Dec. 26, 2003
	(In thousands,except per share data)		(In thousands,except per share data)
Net earnings (loss):
	$254	$320	$851	$1,233
Deduct: Total stock-based compensation
expense using fair value method	63	372	95	464

Pro forma	$191	$(52)	$756	$769
Basic net earnings per share:
As reported	$.02	$.03	$.07	$.11
Pro forma	$.02	$--	$.06	$.07
Diluted net earnings per share:
As reported	$.02	$.02	$.07	$.10
Pro forma	$.02	$--	$.06	$.06

Note 5 — Net earnings per common share: Basic net earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding increased by dilutive common stock warrants and options.

The following table sets forth the amounts used in the computation of basic and diluted net earnings per share:

	Three months ended		Six months ended
	December 31, 2004	December 26, 2003	December 31, 2004	December 26, 2003
	(In thousands)		(In thousands)
Numerator:
Net earnings	$254	$320	$851	$1,233

Denominator:
Weighted average common shares
outstanding	11,908	11,782	11,908	11,734
Dilutive effect of stock warrants
and options	694	1,117	630	695

Denominator for diluted calculation	12,602	12,899	12,538	12,429

Options and warrants to purchase an aggregate of approximately 4,649,000 and 3,731,000 shares of common stock outstanding as of December 31, 2004 and December 26, 2003, respectively, are not included in the computation of diluted earnings per share for the six months ended because their exercise prices were greater than the average market price of the Company’s common stock and were thus antidilutive.

Note 6 — Inventories: Inventories consisted of the following major classifications:

	December 31, 2004	June 25, 2004
	(in thousands)
Raw materials and subassemblies	$1,341	$1,487
Work in process	341	175
Finished goods	2,801	3,743

	$4,483	$5,405

Note 7 – Credit Facility: The Company has a credit facility that enables it to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. The maximum amount of borrowings under the Credit Facility can be reduced by the lender upon written notice. Outstanding borrowings under the Credit Facility will bear interest at a specified bank’s prime rate (5.25% at December 31, 2004) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the Credit Facility. At December 31, 2004, the borrowing base was $2.2 million and there were no borrowings outstanding. The Credit Facility had an initial one year term and automatically renewed in September 2004 for a two year period until September 2006 but may be terminated by the lender at any time on 60 days notice. The Credit Facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The Credit Facility requires, among other covenants, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The Credit Facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others.

Note 8 – Significant Customers: The following customers accounted for 10% or more of the Company’s consolidated net sales during one or more of the periods presented below:

	Three Months Ended		Six Months ended
	December 31, 2004	December 26,2003	December 31,2004	December 26,2003
Verizon Corporation	51%	47%	53%	53%
Tyco Electronics Corporation	13%	13%	12%	11%
Telco Sales, Inc.	11%	11%	11%	12%

        As of December 31, 2004, two of these customers accounted for 34% and 27% of accounts receivable and as of June 25, 2004 those two customers accounted for approximately 47% and 19% of accounts receivable.

Note 9 – Sale of Long-lived Asset: In September 2004, the Company sold a condominium, which had been included in other assets on the June 25, 2004 balance sheet, for $162,000, resulting in a $116,000 gain reflected in selling, general and administrative expenses for the six months ended December 31, 2004 in the accompanying consolidated statement of income.

Note 10 – Impact of Recently Issued Accounting Standards: On December 16, 2004, the Financial Accounting Standard Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123, supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123 (R) is similar to the approach described in SFAS 123. However, SFAS 123 (R) requires companies to recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the income statement based on their fair value. This revised standard will be effective for TII beginning July 1, 2005. The Company has not yet determined the transition method it expects to select in adopting the provisions of SFAS 123 (R).

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

At December 31, 2004, the Company has provided a valuation allowance against all its net deferred tax assets due to the uncertainty of realizing any future benefits therefrom. If and when the Company’s historical and projected pre-tax earnings indicate it will be more likely than not, all or a portion of its deferred tax assets will be realized, the Company would reduce its valuation allowance, accordingly.

General

The Company’s primary market, the traditional Telco copper-based transmission network, has been declining over the last several years. This is due principally to the impact of alternative technologies that compete with the Telco’s traditional copper-based transmission network (examples include cellular service and Fiber to the Premise (“FTTP”)) and competition from multi-system operators (“MSOs”). This trend, which has resulted in cutbacks in copper-based construction and maintenance budgets by the Telcos and a reduction in the number of their access lines, has adversely affected the Company’s principal copper-based business. In response to this trend, the Company has been both reducing the cost of its products and overall cost structure while also developing new products in an effort to increase sales and diversify into new markets.

The Company’s major customer, Verizon, has begun its strategy to deploy FTTP within its region. This multi-year program has resulted in a reduction of capital outlays on its traditional copper network and has therefore impacted the Company’s traditional protection based products since FTTP networks require less traditional protection than current copper networks. Though the full extent of the impact on the Company of this program is not yet known, the Company believes that the current embedded copper infrastructure will continue to play a significant role as a transmission medium for years to come.

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

Results of Operations

Net sales for the second quarter of fiscal 2005 were $7.1 million compared to $7.0 million for the comparative prior year period, an increase of approximately $52,000 or 1.0%. Net sales for the first six months of fiscal 2005 were $14.0 million compared to $16.2 million for the similar prior year period, a decrease of approximately $2.2 million or 13.6%. The lower comparative sales for the first six months of fiscal 2005 was due to the sharp increase in sales that occurred during the first quarter of fiscal 2004 resulting principally from the severe weather that occurred during the summer of calendar 2003.

Gross profit for the second quarter of fiscal 2005 and fiscal 2004 were both $2.1 million, with the gross profit margins being 29.4% and 29.6%, respectively. Gross profit for the six months ended December 31, 2004 was $4.2 million compared to $4.9 million for the similar prior year period, a decrease of approximately $648,000 or 13.3%, while gross profit margins for both periods were approximately 30.0%. The lower gross profit level for the first six months of fiscal 2005 compared to the prior year ago period was primarily due to the lower sales levels.

Selling, general and administrative expenses for both the second quarter of fiscal 2005 and fiscal 2004 were $1.5 million. Selling, general and administrative expenses for the six months ended December 31, 2004 were $2.8 million compared to $2.9 million for the similar prior year period, a decrease of approximately $166,000 or 5.7%. The decrease in the expense for the six month period was due to the lower comparative sales level and a $116,000 gain from the sale of a condominium in the first quarter of fiscal 2005. The Company expects selling expenses to increase during the balance of the year as the Company increases its efforts to introduce new products and diversify its customer base.

Research and development expenses for the second quarter of fiscal 2005 were $291,000 compared to $308,000 for the comparative prior year period. Research and development expenses for the six months ended December 31, 2004 were $582,000 compared to $694,000 for the comparable prior year period, a decrease of approximately $112,000 or 16.1%. The reduced expense resulted from the Company incurring lower costs as it transitioned certain development stage home networking products to the trial stage. The Company expects a modest increase in these expenses over the balance of the year as it increases its efforts to introduce new products.

Interest expense for the second quarters of both fiscal 2005 and fiscal 2004 were $1,000. For the six months ended December 31, 2004, interest expense was $4,000 compared to $12,000 for the comparable prior year period, a decrease of approximately $8,000. The decline was due to the absence of borrowings under the Company’s credit facilities.

Interest income for the second quarter of fiscal 2005 was $22,000 compared to $9,000 for the comparable prior year period, an increase of approximately $13,000. For the six months ended December 31, 2004, interest income was $36,000 compared to $17,000 for the comparative prior year period, an increase of $19,000. The increases were due to higher average cash and cash equivalent balances held by the Company and, to a lesser extent, higher interest rates.

In the second quarter and the first six months of fiscal 2005, the Company recorded a provision for income taxes of $19,000 and $31,000, respectively, primarily due to the limitations on the use of Federal net operating loss carryforwards under alternative minimum tax regulations.

Net earnings for the second quarter of fiscal 2005 were $254,000 or $0.02 per diluted share, compared to net earnings of $320,000 or $0.02 per diluted share in the year ago quarter. For the six months ended December 31, 2004, net earnings were $851,000 or $0.07 per diluted share, compared to net earnings of $1.2 million or $0.10 per diluted share for the comparable prior year period.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $6.5 million at December 31, 2004 compared to $4.2 million at the end of fiscal 2004, an increase of approximately $2.4 million. Working capital increased to $12.1 million at the end of the second quarter of fiscal 2005 from $11.0 million at the end of fiscal 2004 and $10.3 million at December 26, 2003.

For the six months ended December 31, 2004, the Company generated $2.5 million of net cash from operating activities compared to $3.5 million for the six months ended December 26, 2003. The cash generated from operating activities in the first six months of fiscal 2005 was due to net cash operating earnings of $1.3 million (net earnings of $851,000 plus depreciation and amortization expense of $521,000 less gain on disposal of capital assets of $116,000), a reduction in inventories of $922,000 as product demand used existing inventories and a decrease in accounts receivable of $857,000 due to favorable timing of collections, offset, in part, by an increase in other assets of $510,000 for advances for equipment and certain materials.

Net cash used in investing activities was $167,000 in the first six months of fiscal 2005 compared to $149,000 of net cash used in the comparable prior year period. The increase in the first six months of fiscal 2005 was principally the result of $329,000 of purchases of capital assets, partially offset by proceeds from the sale of one of the Company’s condominiums for $162,000.

The Company had no financing activities in the first six months of fiscal 2005 compared to net cash provided by financing activities of $92,000 in the comparable prior year period due to proceeds received from the exercise of options of $120,000, partially offset by $28,000 of payments for obligations under capital leases.

At December 31, 2004, the Company had approximately $700,000 in commitments for capital equipment associated with both the establishment of other manufacturing sources for the Company’s products and for new products that the Company is introducing. The Company has already pre-paid approximately $350,000 in advance of its delivery which is expected to occur during the third quarter of fiscal 2005. After this equipment is received, purchases of new equipment will decline for the balance of the fiscal year.

        The Company has a credit facility that enables it to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. The maximum amount of borrowings under the Credit Facility can be reduced by the lender upon written notice. Outstanding borrowings under the Credit Facility will bear interest at a specified bank’s prime rate (5.25% at December 31, 2004) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the Credit Facility. At December 31, 2004, the borrowing base was $2.2 million and there were no borrowings outstanding. The Credit Facility had an initial one year term and automatically renewed in September 2004 for a two year period until September 2006 but may be terminated by the lender at any time on 60 days notice. The Credit Facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The Credit Facility requires, among other covenants, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The Credit Facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others.

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

  dependence on, and ability to retain, its “as-ordered” general supply agreements with its largest three customers and win new contracts;
  the ability of the Company to market and sell products to new markets beyond its prinicpal market - the copper-based telco market;
  exposure to increases in the cost of the Company's products, including increases in the cost of the Company's petroleum based plastic products;
  the Company's dependence for products and product components on Pacific Rim contract manufacturers, including on-time delivery, quality and exposure to changes in the cost in the event of changes in the valuation of the Chinese Yuan;
  the Company's dependence upon one of its principal contract manufacturers that is an affiliate of a principal customer and competitor;
  the Company's ability to successfully transition production from one of its principal contract manufacturers to another contract manufacturer;
  the potential for the disruption of shipments as a result of, among other things, third party labor disputes, political unrest in or shipping disruptions from countries in which the Company's contract manufacturers produce the Company's products;
  weather and similar conditions, particularly the effect of hurricanes/typhoons on the Company's manufacturing, assembly and warehouse facilities in Puerto Rico or the Pacific Rim;
  competition in the Company's traditional telecommunications market and new markets the Company is seeking to penetrate;
  potential changes in customers' spending and purchasing policies and practices;
  general economic and business conditions, especially as they pertain to the telecommunications industry;
  dependence on third parties for product development;
  risks inherent in new product development and sales, such as start-up delays and uncertainty of customer acceptance;
  the Company's ability to attract and retain technologically qualified personnel;
  the Company's ability to fulfill its growth strategies;
  the level of inventories maintained by the Company's customers;
  the ability to maintain listing of its Common Stock on the Nasdaq SmallCap market;
  the availability of financing on satisfactory terms.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risks, including changes in interest rates. The interest payable under the Company’s Credit Facility is based on prime plus 1% and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates on the consolidated operating results of the Company have been immaterial. As of December 31, 2004 there were no amounts outstanding under the Credit Facility.

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

Item 4. Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s President and principal executive officer and the Company’s Vice President-Finance and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including those officers, to allow timely decisions regarding required disclosure.

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

Date: February 11, 2005

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