Form 10-Q
period 2005-03-25
TII NETWORK TECHNOLOGIES INC
filed 2005-05-09
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 25, 2005

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 3, 2005 was 11,907,784.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 25, 2005	June 25, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,260	$4,164
Accounts receivable, net of allowance for doubtful accounts of $100,000 at
March 25, 2005 and June 25, 2004	2,674	3,435
Inventories	5,987	5,405
Prepaid expenses and other current assets	616	374

Total current assets	14,537	13,378

Property, plant and equipment, net	4,298	3,947
Other assets	190	477

TOTAL ASSETS	$19,025	$17,802

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$2,766	$2,341

Total current liabilities	2,766	2,341

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized;
Series D Junior Participating, no shares outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized;
11,925,421 shares issued at March 25, 2005 and June 25, 2004; and
11,907,784 shares outstanding at March 25, 2005 and June 25, 2004	119	119
Additional paid-in capital	37,992	37,992
Accumulated deficit	(21,571)	(22,369)

	16,540	15,742
Less: 17,637 common treasury shares, at cost	(281)	(281)

Total stockholders' equity	16,259	15,461

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,025	$17,802

See Notes to Unaudited Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended		Nine months ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
	(Unaudited)		(Unaudited)
Net sales	$5,231	$6,038	$19,236	$22,251
Cost of sales	3,843	4,103	13,639	15,459

Gross profit	1,388	1,935	5,597	6,792

Operating expenses:
Selling, general and administrative	1,327	1,374	4,099	4,312
Research and development	405	343	987	1,037

Total operating expenses	1,732	1,717	5,086	5,349

Operating (loss) income	(344)	218	511	1,443
Interest expense	--	--	(4)	(12)
Interest income	26	8	62	25
Other income	263	6	258	21

(Loss) earnings before income taxes	(55)	232	827	1,477
(Recovery) provision for income taxes	(2)	15	29	27

Net (loss) earnings	$(53)	$217	$798	1,450

Net (loss) earnings per common share:
Basic	$--	$0.02	$0.07	$0.12

Diluted	$--	$0.02	$0.06	$0.11

Weighted average common shares outstanding:
Basic	11,908	11,905	11,908	11,791
Diluted	11,908	13,167	12,641	12,675

See Notes to Unaudited Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance, June 25, 2004	11,907,784	$119	$37,992	$(22,369)	$(281)	$15,461
Net earnings for the nine
months ended March 25, 2005	--	--	--	798	--	798

Balance, March 25, 2005	11,907,784	$119	$37,992	$(21,571)	$(281)	$16,259

See Notes to Unaudited Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine months ended
	March 25, 2005	March 26, 2004
	(Unaudited)
Cash Flows from Operating Activities:
Net earnings	$798	$1,450
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	818	795
(Gain) loss on disposal of capital assets	(222)	305
Changes in operating assets and liabilities:
Accounts receivable	761	(177)
Inventories	(582)	(155)
Other assets	(97)	145
Accounts payable and accrued liabilities	425	1,101

Net cash provided by operating activities	1,901	3,464

Cash Flows from Investing Activities:
Capital expenditures, net of proceeds from dispositions	(1,142)	(324)
Net proceeds from sales of condominiums	337	--

Net cash used in investing activities	(805)	(324)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	--	127
Repayment of obligations under capital leases	--	(31)

Net cash provided by financing activities	--	96

Net increase in cash and cash equivalents	1,096	3,236
Cash and cash equivalents, at beginning of period	4,164	772

Cash and cash equivalents, at end of period	$5,260	$4,008

Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$4	$12

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

Note 2 – Comprehensive income: For the three and nine months ended March 25, 2005 and March 26, 2004, comprehensive income (loss) equaled net income (loss).

Note 3 — Fiscal year: The Company reports on a 52-53 week fiscal year ending on the last Friday in June, with fiscal quarters ending on the last Friday of each calendar quarter. The Company’s fiscal year ending June 24, 2005 will contain 52 weeks. Fiscal 2004 also had 52 weeks.

Note 4 – Stock–Based Compensation: The Company applies the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option plans. The exercise price of all options granted under all the plans has equaled at least the market value of the common stock on the dates of grants. Accordingly, no compensation expense has been recognized for options granted to employees or directors. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123, the Company’s net (loss) earnings would have changed to the pro forma amounts indicated in the table below:

	For the three months ended		For the nine months ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
	(In thousands, except per share data)		(In thousands, except per share data)
Net earnings (loss):
As reported	$(53)	$217	$798	$1,450
Deduct: Total stock-based compensation
expense using fair value method	55	32	150	497

Pro forma	$(108)	$185	$648	$953
Basic net (loss) earnings per share:
As reported	$--	$.02	$.07	$.12
Pro forma	$(.01)	$.02	$.05	$.08
Diluted net (loss) earnings per share:
As reported	$--	$.02	$.06	$.11
Pro forma	$(.01)	$.01	$.05	$.07

Note 5 — Net earnings per common share: Basic net earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding increased by dilutive common stock warrants and options.

The following table sets forth the amounts used in the computation of basic and diluted net earnings per share:

	Three months ended		Nine months ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
	(In thousands)		(In thousands)
Numerator:
Net (loss) earnings	$(53)	$217	$798	$1,450

Denominator:
Weighted average common shares
outstanding	11,908	11,905	11,908	11,791
Dilutive effect of stock warrants
and options	--	1,262	733	884

Denominator for diluted calculation	11,908	13,167	12,641	12,675

Options and warrants to purchase an aggregate of approximately 1,358,000 and 3,702,000 shares of common stock outstanding as of March 25, 2005 and March 26, 2004, respectively, are not included in the computation of diluted earnings per share for the nine months ended because their exercise prices were greater than the average market price of the Company’s common stock and were thus antidilutive.

Note 6 — Inventories: Inventories consisted of the following major classifications:

	March 25, 2005	June 25, 2004
	(in thousands)
Raw materials and subassemblies	$1,880	$1,487
Work in process	590	175
Finished goods	3,517	3,743

	$5,987	$5,405

Note 7 – Credit Facility: The Company has a credit facility that enables it to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. The maximum amount of borrowings under the credit facility can be reduced by the lender upon written notice. Outstanding borrowings under the credit facility will bear interest at a specified bank’s prime rate (5.50% at March 25, 2005) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the credit facility. At March 25, 2005, the borrowing base was $2.3 million and there were no borrowings outstanding. The credit facility had an initial one year term and automatically renewed in September 2004 for a two year period until September 2006 but may be terminated by the lender at any time on 60 days notice. The credit facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The credit facility requires, among other covenants, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The credit facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others.

Note 8 – Significant Customers: The following customers accounted for 10% or more of the Company’s consolidated net sales during one or more of the periods presented below:

	Three Months Ended		Nine Months Ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
Verizon Corporation	44%	46%	50%	51%
Tyco Electronics Corporation	14%	17%	13%	13%
Telco Sales, Inc.	11%	12%	11%	12%

        As of March 25, 2005, two of these customers accounted for 32% and 22% of accounts receivable and as of June 25, 2004 those two customers accounted for approximately 47% and 19% of accounts receivable.

Note 9 – Other Assets: In September 2004 and March 2005, the Company sold its remaining two condominiums, which had been included in other assets on the June 25, 2004 balance sheet, for $162,000 and $175,000, respectively, resulting in gains of $116,000 and $106,000, respectively. These gains are included in selling, general and administrative expenses for the three months and nine months ended March 25, 2005 in the accompanying consolidated statement of operations, and amounted to $106,000 and $222,000, respectively. In March 2005, the Company received a net settlement from the surrender of whole-life insurance policies of $433,000, which resulted in a gain of $265,000 that is included in the accompanying consolidated statement of operations in other income for the three months and nine months ended March 25, 2005. Prepaid expenses and other current assets at March 25, 2005 include a receivable of $433,000 related to the settlement, which was collected in April 2005.

Note 10 – Impact of Recently Issued Accounting Standards: On December 16, 2004, the Financial Accounting Standard Board (FASB) issued SFAS 123 (R), Share-Based Payment, which is a revision of SFAS 123, supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123 (R) is similar to the approach described in SFAS 123. However, SFAS 123 (R) requires companies to recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the income statement based on their fair value. This revised standard will be effective for the Company beginning July 1, 2005. The Company has not yet determined the transition method it expects to select in adopting the provisions of SFAS 123 (R).

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

At March 25, 2005, the Company has provided a valuation allowance against all its net deferred tax assets due to the uncertainty of realizing any future benefits therefrom. If and when the Company’s historical and projected pre-tax earnings indicate it will be more likely than not, that all or a portion of its deferred tax assets will be realized, the Company will reduce its valuation allowance accordingly.

General

The Company’s primary market, the traditional Telco copper-based transmission network, has been declining over the last several years. This is due principally to the impact of alternative technologies that compete with the Telco’s traditional copper-based transmission network (examples include cellular service and Fiber to the Premise (“FTTP”)) and competition from multi-system operators (“MSOs”). This trend, which has resulted in cutbacks in copper-based construction and maintenance budgets by the Telcos and a reduction in the number of their access lines, has adversely affected the Company’s principal copper-based business. In response to this trend, the Company has been pursuing new markets with new products that take advantage of the Company’s proprietary protection and enclosure technologies.

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

Results of Operations

Net sales for the third quarter of fiscal 2005 were $5.2 million compared to $6.0 million for the comparative prior year period, a decrease of approximately $807,000 or 13.4%. This decrease was primarily due to the extreme winter weather conditions which resulted in lower than normal NID installations in the Northeast. Net sales for the first nine months of fiscal 2005 were $19.2 million compared to $22.3 million for the similar prior year period, a decrease of approximately $3.0 million or 13.5%. The lower comparative sales for the first nine months of fiscal 2005 was due to the lower fiscal 2005 third quarter sales, together with the sharp increase in sales that occurred in the first quarter of fiscal 2004, primarily due to the need to replace damaged NIDs as a result of the hurricanes that occurred during that summer.

Gross profit for the third quarter of fiscal 2005 was $1.4 million compared to $1.9 million for the comparable prior year period, a decrease of $547,000 or 28.3%, while gross profit margins for those quarters were 26.5% and 32.0%, respectively. The lower gross profit levels and margin is due to the effect of fixed overhead costs and the lower sales levels. Gross profit for the nine months ended March 25, 2005 was $5.6 million compared to $6.8 million for the similar prior year period, a decrease of approximately $1.2 million or 17.6%, while gross profit margins for those periods were 29.1% and 30.5%, respectively. The lower gross profit level for the first nine months of fiscal 2005 compared to the prior year ago period was primarily due to the lower sales levels.

Selling, general and administrative expenses for the third quarter of fiscal 2005 were $1.3 million compared to $1.4 million for the comparable prior year third quarter, a decrease of approximately $47,000 or 3.4%. Selling, general and administrative expenses for the nine months ended March 25, 2005 were $4.1 million compared to $4.3 million for the similar prior year period, a decrease of approximately $213,000 or 4.9%. Included in the fiscal 2005 third quarter was a gain of $106,000 resulting from the sale of the Company’s remaining condominium and, combined with a gain of $116,000 from the sale of a condominium earlier in the year, the nine months expense includes cumulative gains of $222,000. Excluding the gains, selling, general and administrative expenses for the three and nine months of fiscal 2005 increased by $59,000 and $9,000, respectively. This increase was due to higher selling and marketing expenses resulting from the Company’s increased efforts to pursue new markets and diversify its customer base.

Research and development expenses for the third quarter of fiscal 2005 were $405,000 compared to $343,000 for the comparable prior year period. Research and development expenses for the nine months ended March 25, 2005 were $987,000 compared to $1.0 million for the comparable prior year period, a decrease of approximately $50,000 or 4.8%. The Company is spending a higher proportion of these expenses on products outside its traditional copper-based telecom related protection products as it seeks to diversify its traditional customer and product base.

The Company did not incur interest expense in the third quarter of fiscal 2005 and 2004. Interest expense for the nine months ended March 25, 2005 was $4,000 compared to $12,000 for the comparable prior year period, a decrease of approximately $8,000 due to lower interest costs under the Company’s leasing arrangements.

Interest income for the third quarter of fiscal 2005 was $26,000 compared to $8,000 for the comparable prior year period, an increase of approximately $18,000. For the nine months ended March 25, 2005, interest income was $62,000 compared to $25,000 for the comparative prior year period, an increase of $37,000. The increases were primarily due to higher average cash and cash equivalent balances held by the Company.

Other income in fiscal 2005 includes a gain of $265,000 resulting from the net settlement received from the surrender of whole-life insurance policies that the Company had held on the Company’s Chief Executive Officer.

For the three months ended March 25, 2005, the Company recorded a recovery of $2,000 for income taxes as a result of its loss for the period and recorded a provision of $29,000 for the nine months then ended. Though the Company has approximately $36.0 million of Federal net operating loss carryforwards, which are subject to certain limitations, a provision for income taxes was recorded for the nine months due to the limitations on the use of the Federal net operating loss carryforwards under alternative minimum tax regulations.

Net loss for the third quarter of fiscal 2005 was $53,000, compared to net earnings of $217,000 or $0.02 per diluted share in the year ago quarter. For the nine months ended March 25, 2005, net earnings were $798,000 or $0.06 per diluted share, compared to net earnings of $1.5 million or $0.11 per diluted share for the comparable prior year period.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $5.3 million at March 25, 2005 compared to $4.2 million at the end of fiscal 2004, an increase of approximately $1.1 million. Working capital increased to $11.8 million at the end of the third quarter of fiscal 2005 from $11.0 million at the end of fiscal 2004 and $10.6 million at March 26, 2004.

For the nine months ended March 25, 2005, the Company generated $1.9 million of net cash from operating activities compared to $3.5 million for the nine months ended March 26, 2004. The cash generated from operating activities in the first nine months of fiscal 2005 was due to net cash operating earnings of $1.4 million (net earnings of $798,000 plus depreciation and amortization expense of $818,000 less gain on disposal of capital assets of $222,000), a decrease in accounts receivable of $761,000 due to lower sales in the third quarter of fiscal 2005 and an increase in accounts payable and accrued liabilities of $425,000 due to increased payables for product associated with the higher level of inventories. These increases were offset, in part, by an increase in inventories of $582,000 due to the ordering of long-lead inventory items in anticipation of orders and an increase in other assets of $97,000 for advance payments for equipment and certain materials.

Net cash used in investing activities was $805,000 in the first nine months of fiscal 2005 compared to $324,000 used in the comparable prior year period. The increase in the first nine months of fiscal 2005 was principally the result of $1.1 million of purchases of capital assets. Most of these purchases were for equipment utilized in establishing production lines at the Company’s new sub-contract manufacturer in China. During the period, the Company successfully completed the transition of substantially all production to this new supplier. The increases in investing activities were partially offset by proceeds from the sale of the Company’s two remaining condominiums for net proceeds of $337,000.

The Company had no financing activities in the first nine months of fiscal 2005 compared to net cash provided by financing activities of $96,000 in the comparable prior year period due to proceeds received from the exercise of options of $127,000, partially offset by $31,000 of payments for obligations under capital leases.

The company has no current material commitment for capital expenditures.

The Company has a credit facility that enables it to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. The maximum amount of borrowings under the credit facility can be reduced by the lender upon written notice. Outstanding borrowings under the credit facility will bear interest at a specified bank’s prime rate (5.50% at March 25, 2005) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the credit facility. At March 25, 2005, the borrowing base was $2.3 million and there were no borrowings outstanding. The credit facility had an initial one year term and automatically renewed in September 2004 for a two year period until September 2006 but may be terminated by the lender at any time on 60 days notice. The credit facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The credit facility requires, among other covenants, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The credit facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others.

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

  dependence on, and ability to retain, its 'as-ordered' general supply agreements with its largest three customers and win new contracts;
  the ability of the Company to market and sell products to new markets beyond its principal market - the copy-based Telco market;
  the Company's ability to timely develop products and adapt its existing products to address the technological changes, including changes in its principal market;
  exposure to increases in the cost of the Company's products, including increases in the cost of the Company's petroleum-based plastic products the Company's dependence for products and product components on Pacific Rim contract manufacturers, including on-time delivery, quality and exposure to changes in cost in the event of changes in the valuation of the Chinese Yuan;
  the Company's dependence upon one of its principal contact manufacturers;
  the potential for the disruption of shipments as a result of, among other things, third party labor disputes, political unrest in or shipping disruptions from countries in which the Company's contract manufaturers produce the Company's products;
  weather and similar conditions, particularly the effect of hurricanes/typhoons on the Company's manufacturing, assembly and warehouse facilities in Puerto Rico or the Pacific Rim;
  competition in the Company's traditional telecommunications market and new markets the Company is seeking to penentrate;
  potential changes in customers' spending and purchasing policies and practices;
  general economic and business conditions, especially as they pertain to the telecommunications industry;
  dependence on third parties for product development;
  risks inherent in new product development sales, such as start-up delays and uncertainty of customers acceptance;
  the Company's ability to attract and retain technologically qualified personnel;
  the Company's ability to fulfill its growth strategies;
  the level of inventories maintained by the Company's customers;
  the Company's ability to maintain listing of its Common Stock on the Nasdaq SmallCap market;
  the availability of financing on satisfactory terms.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risks, including changes in interest rates. The interest payable under the Company’s Credit Facility is based on prime plus 1% and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates on the consolidated operating results of the Company have been immaterial. As of March 25, 2005 there were no amounts outstanding under the Credit Facility.

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

Item 4. Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s President and principal executive officer and the Company’s Vice President-Finance and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of March 25, 2005, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Date: May 9, 2005

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