Form 10-K
period 2005-06-24
TII NETWORK TECHNOLOGIES, INC.
filed 2005-09-22
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 24, 2005

                          COMMISSION FILE NUMBER 1-8048

                         TII NETWORK TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)

           Delaware                                  66-0328885
 -------------------------------         ------------------------------------
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

         The aggregate market value of the voting stock of the registrant outstanding as of December 31, 2004 the last business day of the registrant's most recently completed second quarter held by non-affiliates of the registrant was approximately $16.1 million. While such market value excludes the market value of shares that may be deemed beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act). Yes [ ] No [X]

         The number of shares of the Common Stock of the registrant outstanding as of September 19, 2005 was 12,246,096.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                           Forward-Looking Statements

Certain statements in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as "may," "should," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements. These factors include, but are not limited to:

o exposure to increases in the cost of the Company's products, including increases in the cost of the Company's petroleum-based plastic products (see "Business - Raw Materials" and "Business Manufacturing");

o the Company's dependence for products and product components on Pacific Rim contract manufacturers, including on-time delivery, quality and exposure to changes in cost and changes in the valuation of the Chinese Yuan (see "Business - Manufacturing");

o dependence on, and ability to retain, its "as-ordered" general supply agreements with its largest three customers and win new contracts ( see "Business - Marketing and Sales");

o continued dependence on the traditional copper-based Telco market which has been declining over the last several years due principally to the impact of alternate technologies and competition from multi-system operators (see "Business - Competition");

o the ability of the Company to market and sell products to new markets beyond its principal market - the copper-based Telco market ( see "Business - Marketing and Sales");

o the Company's ability to timely develop products and adapt its existing products to address technological changes, including changes in its principal market (see "Business - Products" and "Business - Research and Development");

o the potential for the disruption of shipments as a result of, among other things, third party labor disputes and political unrest in or shipping disruptions from countries in which the Company's contract manufacturers produce the Company's products (see "Business - Manufacturing");

o weather and similar conditions, particularly the effect of hurricanes/typhoons on the Company's manufacturing, assembly and warehouse facilities in Puerto Rico or the Pacific Rim (see "Business - Manufacturing");

o competition in the Company's traditional Telco market and new markets the Company is seeking to penetrate (see "Business - Competition");

o potential changes in customers' spending and purchasing policies and practices (see "Business - Marketing and Sales");

o general economic and business conditions, especially as they pertain to the Telco industry;

o dependence on third parties for product development (see "Business - Research and Development");

o risks inherent in new product development and sales, such as start-up delays and uncertainty of customer acceptance;

o the Company's ability to attract and retain technologically qualified personnel (see "Business Research and Development");

o        the Company's ability to fulfill its growth strategies;

o        the level of inventories maintained by the Company's customers;

o the Company's ability to maintain listing of its Common Stock on the Nasdaq SmallCap market;

o        the availability of financing on satisfactory  terms (see "Management's
         Discussion   and  Analysis  of  Financial   Condition  and  Results  of
         Operations").

PART I

ITEM 1.  Business

General

         TII Network Technologies, Inc. and subsidiary (together, the "Company" or "TII"), designs, produces and markets lightning and surge protection products, network interface devices ("NIDs"), station electronics and other products. The Company sells these products principally to United States telephone operating companies ("Telcos"), including the Regional Bell Operating Companies ("RBOCs") and Independent Operating Companies (together, incumbent local exchange carriers or "ILECs") and competitive local exchange carriers ("CLECs"). The Company also sells its products to original equipment manufacturers ("OEMs") and multi-system operators ("MSOs") of communications services. The Company believes that its products offer superior, cost-effective performance, features and characteristics, including high reliability, long life cycles, ease of installation and optimum protection against adverse environmental conditions. This has resulted in TII becoming a leading supplier of overvoltage surge protectors to the ILECs for use at their subscriber locations.

         Overvoltage surge protection is mandated in the United States by the National Electrical Code ("NEC") to be installed on subscriber telephone lines to prevent injury to users and damage to their equipment due to surges caused by lightning and other hazardous overvoltages. The NEC is published by the National Fire Protection Agency and typically is adopted by states and local municipalities. The 1999 edition of the NEC requires overvoltage surge protection to be included on network powered coax lines, a technology that brings telephony and broadband services to homes and businesses. The Company's patented broadband In-Line(R) coax protector product line has been designed to address this market.

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

         In fiscal 2003, three RBOCs (Verizon, SBC and BellSouth) jointly announced a ten to fifteen year multi-billion dollar capital improvement program to deploy fiber optic lines to virtually all homes and businesses within their regions (referred to as Fiber to the Premise, or "FTTP"). FTTP transmission is significantly faster than traditional copper networks currently deployed by most Telcos and MSOs. While the FTTP program is still in the early stage of deployment by the RBOCs, its deployment will impact the Company's traditional protection based products since FTTP networks require less traditional protection than traditional copper networks.

         The Company files Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and files proxy and information statements with the Securities and Exchange Commission (the "SEC"). These reports and statements may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports and statements, as well as beneficial ownership reports filed by the Company's officers, directors and beneficial owners of more than 10% of the Company's common stock, may be obtained without charge through the Company's Internet site http://www.tiinettech.com as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC.

Products

Lightning and Overvoltage Surge Protection Products. The Company designs, produces and markets overvoltage surge protection products primarily for use on the subscribers' home or business telephone lines. Surge protectors: (i) protect the subscribers and their equipment; (ii) reduce the subscribers' loss of service; (iii) reduce the communications providers' loss of revenue due to subscriber outages; and (iv) reduce the communications providers' costs to replace or repair damaged equipment. Overvoltage surge protectors differ in power capacity, application, configuration and price to meet varying needs.

         In the United States, the NEC mandates overvoltage surge protectors to be installed on all subscribers' telephone lines that are exposed to lightning and accidental contact with electric light or power conductors.

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

         Utilizing the Company's patent on In-Line(R) coaxial cable surge protectors, the Company also offers for sale a 50-ohm base station protector product line which is designed to protect wireless service providers' cell sites from the damaging effects of lightning and other surges.

         Solid State and Hybrid Modular Station Protectors: Incorporating solid-state components, the Company's products include solid-state overvoltage surge protectors. While solid-state overvoltage surge protectors are faster than gas tube overvoltage surge protectors at reacting to surges, a feature that some customers believe important in protecting certain of their sensitive equipment, they have lower energy handling capability and higher capacitance than gas tubes. When an overvoltage surge exceeds the energy handling capacity of the solid-state protector, it fails, causing the telephone or other connected equipment to cease operating. High capacitance on a communication line adversely affects high-bandwidth transmission, distorting the signal. As a result, most Telcos use high-energy handling, low capacitance gas tube protectors at the subscriber location. In the Telco's switching center, where lower energy handling and higher capacitance is not a major concern, solid-state protectors are used more frequently. As communications equipment becomes more complex, a protector's reaction speed to a surge may be perceived to be more critical than its energy handling capabilities. In response, the Company has combined solid-state protectors with the Company's gas tubes in hybrid overvoltage surge protectors. While generally more expensive and complex than gas tube surge protectors, the hybrid surge protector can provide the speed of a solid-state protector with the energy handling capability of a gas tube. (See "Business - Competition.")

         AC Powerline Protectors: TII's powerline surge protectors utilize its surge protection technology and are principally used by Telcos at their central office locations. These devices protect the connected communication equipment against damage or destruction caused when overvoltage surges enter equipment through the powerline. These products have superior surge handling characteristics compared to the standard strip surge protectors that plug into a homeowner's AC outlet.

         AC Powerline/Dataline Protectors: The Company has developed powerline/dataline protectors for personal computers and home entertainment systems. These protectors combine the Company's powerline protection technology with the Company's proprietary protection for the telephone, DSL, Ethernet, universal serial bus ("USB") and coax lines. The powerline/dataline protector has unique protection and low capacitance qualities that are ideal for certain applications, especially where protection and low capacitance are necessary, particularly for residential powerline networking applications.

         Lightning and overvoltage surge protection products, sold separately from NIDs, accounted for approximately 24%, 31% and 27% of the Company's net sales during the Company's fiscal years 2005, 2004 and 2003, respectively.

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

         To address the demand for voice, high-speed data and interactive video services, Telcos and MSOs are expanding and upgrading their networks to accommodate the higher bandwidth necessary to transmit these services. In response, and with future technology in mind, TII has developed a line of broadband NIDs designed to enclose the technology of choice needed to accommodate higher bandwidth signals, whether traditional twisted pair lines, high-bandwidth coaxial cable or fiber optic lines. The Company's broadband NID product line is modular in design and thus facilitates expansion to accommodate additional subscriber access lines. For use in various markets, the NID product line currently consists of enclosures that accommodate from one to twenty-five access lines. The Company's broadband NIDs can also accommodate TII's DSL electronic products in addition to the Company's patented coaxial overvoltage surge protector.

         NID sales (including overvoltage surge protectors and station electronic products installed therein) represented approximately 54%, 54% and 62% of the Company's net sales during fiscal 2005, 2004 and 2003, respectively.

Station Electronic, VOIP Enclosures and Other Products. The Company designs, produces and markets station electronic products that are typically installed within a NID. One of the Company's station electronic products allows a Telco to remotely test the integrity of its lines, minimizing costly maintenance dispatches. Additionally, since Telcos have been expanding and upgrading their networks with new technologies to provide users with the expanded bandwidth necessary for high-speed transmission of data over traditional Telco lines, TII has developed several DSL station electronic products for this market. This product line also includes DSL POTS (Plain Old Telephone Service) Splitters that isolate the voice and data signals on a Telco line to provide separate outputs for phone and data services, enabling DSL service.

         During fiscal 2005, the Company introduced several passive Voice Over Internet Protocol ("VOIP") products which allow MSO's to consolidate multiple phone lines in one location in order to provide Internet Protocol ("IP") telephony to their cable subscribers. These are the first of several VOIP related products that the Company is developing for this rapidly growing market.

Home Networking Systems. To address the growing demands and complexities of communications networks in the home, the Company is in the process of bringing to market a multi-service residential gateway product through its traditional Telco distribution channels. This new system, referred to as a SID (Service Interface Device), is being jointly developed and marketed with a technology partner. Developmental problems that delayed the introduction of the SID have essentially been resolved and the Company anticipates that field trials of the SID will occur at several ILECs in the second half of fiscal 2006.
         The Company has introduced HomePlug compatible and HomePlug embedded surge protectors that incorporate the Company's proprietary AC protection and a HomePlug powerline communications integrated circuit. This technology enables networking of voice, data and audio devices through the consumers' AC powerlines. This is one of several new products that the Company has introduced to address the growing HomePlug market. These products are also designed to protect sensitive equipment from the effects of lightning and other hazardous surges, without affecting the high-speed signals that are transmitted over the residential powerlines.

Research and Development

         New product opportunities continue to arise in the Company's traditional Telco markets, as well as in the OEM and MSO markets. The Company also continues to evaluate the commercial, industrial and international markets for its current products as well as variations of them. The Company's research and development ("R&D") and related marketing efforts are focused on several projects, currently including:

o Expanding powerline protection technology into targeted markets, including residential powerline communications and broadband over powerline,
o Developing fiber optic protection solutions, connectivity products and enclosures to address the deployment of FTTP, as well as the expanding use of fiber in homes and businesses,
o        Further expanding the Company's passive and active VOIP products,
o Expanding and enhancing SID, a new multi-service residential gateway system which the Company is in the process of bringing to market, and
o Further developing DSL and coaxial cable overvoltage surge protectors and station electronics for the growing broadband communications markets, including Telcos and MSOs.

         The Company's R&D strategy includes developing products internally, with technology partners and with contract manufacturers. The Company's R&D engineers work closely with its contract manufacturers during the design and development phase of all products, especially its gas tubes and enclosures. The Company is jointly developing and marketing SID and HomePlug products with technology partners.

         The Company's R&D department is skilled and experienced in various technical disciplines, including physics, electrical, mechanical and software design, with specialization in such fields as plastics, electronics, metallurgy and chemistry. The Company's contract manufacturing partners are similarly skilled in these R&D fields, with engineering and manufacturing expertise to bring a product of the highest quality and at a competitive price to market on time. The Company's other technology partners are skilled in the design of products for advanced communications networks.

         The Company's R&D expense was $1.3 million, $1.4 million and $1.3 million during fiscal years 2005, 2004 and 2003, respectively. Though essentially spending at the same level these past three fiscal years, the Company has directed a higher portion of its R&D outlays in 2005 to new technologies and products as opposed to its traditional copper-based protection products. (See "Business - Manufacturing")

Marketing and Sales

         The Company markets and sells its products to the Telcos and MSOs through direct sales personnel, as well as manufacturers' representatives. Products are distributed either directly or through national and regional distributors. OEM customers are typically sold direct or through distributors.

         Prior to selling its products to a Telco, MSO or associated OEM customer, the Company must typically undergo a lengthy product qualification process involving approval agencies designated by law, codes and/or customers. Thereafter, the Company continually submits successive generations of products, as well as new products, to its customers for qualification. The Company's reputation as a leading supplier of overvoltage surge protectors to Telco customers for over 30 years combined with its strategy to develop products by working closely with its customers, provides a strong position from which it can market new products to its current Telco customer base as well as to new emerging market customers.

         The following customers accounted for 10% or more of the Company's consolidated net sales during one or more of the years presented below. The loss of, or the disruption of shipments to, one of these customers could have a material adverse effect on the Company's results of operations and financial condition.

                                                                                     Year Ended
                                                                 ---------------------------------------------------
                                                                    June 24,           June 25,          June 27,
                                                                      2005               2004              2003
                                                                 ---------------    ---------------    -------------
    Verizon                                                           52%                53%               58%
    Tyco Electronics Corporation                                      10%                13%                7%
    Telco Sales, Inc.                                                 10%                11%               10%

         While the Company has begun to more aggressively market and sell into new emerging markets, Telco customers, including those listed above, represented approximately 94% of the Company's sales in fiscal 2005. Verizon and its affiliates ("Verizon") is a Telco RBOC. Tyco Electronics Corporation purchases overvoltage protection products from the Company for inclusion within their products for resale to Telcos. Telco Sales, Inc. is a distributor that purchases the Company's products for resale to Telcos.

         On July 8, 2005, the Company received a Product Purchase Agreement (the "Verizon Agreement"), which is a general supply agreement, from Verizon Services Corp. setting forth the terms under which the Company is to continue to provide product to Verizon, with additional approved products and an expanded territory, until March 31, 2010. Prices, warranties, benefits, terms and conditions granted to Verizon under the Verizon Agreement are fixed, but must be at least as favorable as those granted by the Company to other commercial customers under like or similar circumstances. The principal products that will be supplied under the terms of the Verizon Agreement are NIDs for deployment by Verizon in its traditional copper transmission network. The products incorporate the Company's sealing technologies and other components, including DSL enabling electronics.

         Sales of the Company's products to Telcos, including Verizon, are generally through "as-ordered" general supply agreements. General supply agreements do not require Telcos to purchase specific quantities of products and can be terminated for various reasons, including without cause by either party, or extended by mutual written agreement. Purchases of the Company's products are generally based on individual customer purchase orders for delivery from inventory or within up to thirty days. The Company, therefore, has no material firm backlog of orders.

         The Company believes that its products offer superior, cost-effective performance, features and characteristics, including high reliability, long life cycles, ease of installation and optimum protection against adverse environmental conditions. The Company believes that this, together with responsive customer service, reduces the risks inherent in "as-ordered" contracts. The Company further believes that its superior products and customer care,attributes which have attracted and maintained its Telco business, will enhance the Company's ability to expand into emerging markets.

         The Company's international sales were approximately $1.2 million in fiscal 2005 (4% of sales), $1.8 million in fiscal 2004 (6% of sales) and $768,000 in fiscal 2003 (3% of net sales). International sales have been made primarily to countries in the Caribbean, South and Central America, Canada, the Pacific Rim and Europe. The Company requires foreign sales to be paid for in U.S. currency. International sales are affected by such factors as the North American Free Trade Agreement ("NAFTA") and future Central American Free Trade Agreement ("CAFTA") requirements, exchange rates, changes in protective tariffs and foreign government import controls. The Company believes international markets continue to offer additional opportunities for its products and continues to seek methods to increase these sales.

Manufacturing

         While the Company maintains a quick-response, low-cost assembly and specialty gas tube manufacturing operation at its facility in Puerto Rico, substantially all high volume production has been outsourced and is now being produced by contract manufacturers within the Pacific Rim, principally Malaysia and China, utilizing, in most cases, the Company's equipment and processes. The Company's primary contract manufacturer is an independent U.S. based corporation with a wholly owned subsidiary located within China. A second contract manufacturer in Malaysia produces most of the Company's proprietary gas tubes. That company also sells its own gas tubes to competitors of the Company. There are strict non-disclosure agreements with each of these contract manufacturers. The Company depends on its contract manufacturers to produce the majority of its products for sale to customers.

         The Company maintains all final quality assurance approval for all products prior to shipment. The Company's contract manufacturers' facilities are listed by Underwriters Laboratories ("UL") and are ISO 9000 registered. The Company continually evaluates its current and potential contract manufacturers to assure the highest quality product, best delivery and most competitive pricing.

Raw Materials

         The primary components of the Company's products are stamped, drawn and formed parts made out of a variety of commonly available metals, ceramics and plastics. The manufacture of the Company's overvoltage surge protectors and station electronic products use commonly available components, printed circuit boards and standard electrical components, such as resistors, diodes and capacitors. All orders with suppliers of the components utilized in the manufacture of the Company's products are scheduled for delivery within a year. The Company's products contain a significant amount of plastic that is manufactured out of petroleum and the Company imports most of its products from its contract manufacturers, principally in Malaysia and China. A continuation of the trend of increased petroleum prices could have an adverse effect on the cost of the Company's products and profit the Company realizes.

Competition

         The Company faces significant competition across all of its markets and product lines. Its principal competitors within the Telco market are Corning Cable Systems LLC, Tyco Electronics Corporation, which is also a customer of the Company (see "Business - Marketing and Sales") and Bourns Inc. Its principal competition within the MSO market is Panamax, Inc, Belkin Corporation and American Power Conversion Corp.

         The Company's gas tube overvoltage surge protectors not only compete with other companies' gas tube overvoltage surge protectors, but also with solid-state overvoltage surge protectors. While solid-state surge protectors react faster to surges, gas tube overvoltage surge protectors have generally remained the overvoltage surge protection technology of choice at the subscribers' location by virtually all Telcos because of the gas tube's ability to repeatedly withstand significantly higher energy surges than solid-state surge protectors. This enables gas tubes to survive longer in the field than solid-state surge protectors, reducing loss of service and costs in dispatching a maintenance vehicle to replace the failed surge protector. Further, solid state protectors have significantly higher capacitance than gas tube protectors. Higher capacitance adversely affects transmission on a high bandwidth communication line by distorting the signal. Solid state overvoltage surge protectors are used principally in Telcos' central office switching centers where speed is perceived to be more critical than energy handling capabilities and in regions where there is a low incidence of lightning. The Company believes that, for the foreseeable future, both gas tube and solid state protectors will continue to be used as overvoltage surge protectors within the Telco market. The Company also believes that the deployment of FTTP networks by the Telcos could include less traditional protection requirements.

         The Company's reputation among its customers is one of providing swift responses to their needs with creative and effective solutions using products compliant with, and in most cases superior in performance to, the demanding specifications of customers. This approach, combined with the Company's history of continually improving technology, improved operations and effective collaborations, allows the Company to bring product solutions to its customers quickly and competitively priced.

         Principal competitive factors within the Company's markets include price, technology, product features, service, quality, reliability and bringing new products to market on time. Most of the Company's competitors have substantially greater financial, sales, manufacturing and product development resources than the Company. The Company believes that its sales, marketing and research and development departments, its high quality products and service, its contract manufacturers' low cost production capabilities and their engineering resources combined with the Company's overvoltage surge protection technology, enable it to maintain its competitive position.

Patents and Trademarks

         The Company owns or has applied for a number of patents relating to certain of its products or product components and owns a number of registered trademarks that are considered to be of value principally in identifying the Company and its products. TII(R), In-Line(R), Totel Failsafe(R) and Angle Driver(R) are among the registered trademarks of the Company. While the Company considers its patents and trademarks to be important, especially in the early stages of product marketing, it believes that, because of technological advances in its industry, its success depends primarily upon its sales, engineering and manufacturing skills and effective development collaborations which have accelerated time-to-market of improved and new products. To maintain its industry position, the Company relies primarily on technical leadership, trade secrets, its proprietary technology and its contract manufacturers' low cost production capabilities and their engineering resources.

Government Regulation

         The Telco industry is subject to regulation in the United States and in other countries. In the United States, the FCC and various state public service or utility commissions regulate most of the Telcos and other communications access providers who use the Company's products. While such regulations do not typically apply directly to the Company, the effects of such regulations, which are under continuous review and subject to change, could adversely affect the Company's customers and, ultimately, the Company.

         The NEC requires that an overvoltage surge protector listed by UL or another qualified electrical testing laboratory be installed on all subscriber telephone lines that are exposed to lightning and accidental contact with electric light or power conductors. Listing by UL has been obtained by the Company where required.

         Compliance with applicable federal, state and local environmental regulations has not had, and the Company does not believe that compliance in the future will have, a material adverse effect on its earnings, capital expenditures or competitive position.

Employees

         On September 1, 2005, the Company had approximately 85 full-time employees, of whom 47 were employed at the Company's Puerto Rico facility. The Company has not experienced any work stoppage as a result of labor difficulties and believes it has satisfactory employee relations. The Company is not a party to any collective bargaining agreements.

Seasonality

         The Company's principal product, NIDs, are typically installed on the side of homes. The Company's sales levels have historically been adversely affected during winter months when severe weather hinders or delays the Telco's installation and maintenance of their outside plant network. As a result, the Company typically experiences lower sales in the Company's fiscal third quarter. Conversely, during the hurricane season, sales may increase based on the severity and location of hurricanes and the number of NIDs that are damaged and need replacement.

ITEM 2.  Properties

         The Company occupies a single story building and a portion of another building, consisting of an aggregate of approximately 13,000 square feet, in Copiague, New York under leases that expire in July 2006. These facilities house the Company's principal research and development activities, marketing, administrative and executive offices.

         The Company also leases a 20,000 square foot facility in Toa Alta, Puerto Rico, which is approximately 20 miles southwest of San Juan, under an agreement that expires in April 2006. This facility contains certain of the Company's assembly and manufacturing, warehousing and quality assurance functions.

         The Company believes that its facilities and equipment are well maintained and adequate to meet its current requirements.

ITEM 3.  Legal Proceedings

         The Company is not a party to any pending legal proceedings. However, from time to time the Company is subject to legal proceedings or claims which arise in the ordinary course of business. While the outcome of such matters can not be predicted with certainty, the Company believes that such matters will not have a material adverse effect on its financial condition or liquidity.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.  Market For Registrant's Common Equity And Related Stockholder Matters

         The Company's common stock trades on the Nasdaq SmallCap Market under the symbol "TIII". The following table sets forth, for each quarter during fiscal 2005 and 2004, the high and low sales prices of the Company's common stock on that market:

          Fiscal 2005                                                                 High              Low
                                                                                   -----------       -----------
               First Quarter Ended September 24, 2004                              $     1.62        $     0.97
               Second Quarter Ended December 31, 2004                                    1.74              1.06
               Third Quarter Ended March 25, 2005                                        2.09              1.37
               Fourth Quarter Ended June 24, 2005                                        2.19              1.16


           Fiscal 2004                                                                High              Low
                                                                                   ------------     ------------
               First Quarter Ended September 26, 2003                              $     1.36        $     0.39
               Second Quarter Ended December 26, 2003                                    2.98              1.01
               Third Quarter Ended March 26, 2004                                        2.67              1.57
               Fourth Quarter Ended June 25, 2004                                        2.05              1.11


         As of September 19, 2005, the Company had approximately 334 holders of record of its common stock.

         To date, the Company has paid no cash dividends. For the foreseeable future, the Company intends to retain all earnings generated from operations for use in the Company's business. Additionally, the Company's borrowing arrangement entered into September 2003 prohibits the payment of cash dividends.

         Except as previously reported in the Company's Current Report on Form 8-K dated June 24, 2005, the Company did not sell any equity securities during the year ended June 24, 2005 that were not registered under the Securities Act of 1933, as amended.

ITEM 6.  Selected Financial Data

         The following Selected Financial Data has been derived from the Company's consolidated financial statements for the five years ended June 24, 2005 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the related notes thereto, included elsewhere in this Report:

                             Selected Financial Data

                  (Dollars in thousands, except per share data)

                                      June 24,    June 25,    June 27,     June 28,     June 29,
                                        2005        2004        2003         2002         2001
                                      --------    --------    --------     --------     --------
Statements of Operations Data(a):
  Net sales                           $ 26,796    $ 28,485    $ 24,073     $ 29,801     $ 39,323
  Operating earnings (loss)           $  1,097    $  1,582    $   (997)    $ (6,865)    $ (7,589)
  Net earnings (loss) attributable
     to common stockholders           $  1,392    $  1,563    $ (1,008)    $ (6,541)    $ (7,540)
  Diluted net earnings (loss)
  attributable to common
  stockholders, per share             $   0.11    $   0.12    $  (0.09)    $  (0.56)    $  (0.65)

Balance Sheet Data:

  Working capital                     $ 12,442    $ 11,037    $  8,235     $  8,224     $ 13,910
  Total assets                        $ 22,149    $ 17,802    $ 15,101     $ 18,528     $ 30,762
  Debt                                $      -    $      -    $     39     $    489     $  1,463
  Redeemable preferred stock          $      -    $      -    $      -     $      -     $  1,626
  Stockholders' equity                $ 16,853    $ 15,461    $ 13,771     $ 14,779     $ 21,224

------------------------
          (a) No cash dividends were declared in any of the reported periods.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report.

Overview

  Business

         TII Network Technologies, Inc., and subsidiary (together, the "Company" or "TII"), designs, produces and markets lightning and surge protection products, network interface devices ("NIDs"), station electronic and other products. The Company has been a leading supplier of overvoltage surge protectors to U.S. telephone operating companies ("Telcos") for over 30 years.

   General

         The Company's primary market, the traditional Telco copper-based transmission network, has been declining over the last several years. This is due principally to the competitive impact of alternative technologies that compete with the Telco's traditional copper-based transmission network (examples include cellular service and Fiber to the Premise ("FTTP")) and competition from multi-system operators ("MSOs"). This trend, which has resulted in cutbacks in copper-based construction and maintenance budgets by the Telcos and a reduction in the number of their access lines, has adversely affected the Company's principal copper-based business. In response to this trend, the Company has been pursuing new markets with new products that take advantage of the Company's proprietary protection and enclosure technologies.

         The Company's major customer, Verizon, has begun its strategy to deploy FTTP. This multi-year program has resulted in a reduction of capital outlays on its traditional copper network and has therefore impacted the Company's traditional protection based products since FTTP networks require less traditional protection than current copper networks. Though the full extent of the impact on the Company of this program is not yet known, the Company believes that the current embedded copper infrastructure will continue to play a significant role as a transmission medium for years to come.

         On July 8, 2005, the Company received a Product Purchase Agreement (the "Verizon Agreement"), which is a general supply agreement, executed by Verizon Services Corp., setting forth the terms under which the Company is to continue to provide product to Verizon, with additional approved products and an expanded territory, until March 31, 2010. Prices, warranties, benefits, terms and conditions granted to Verizon under the Verizon Agreement are fixed, but must be at least as favorable as those granted by the Company to other commercial customers under like or similar circumstances.

Results of Operations

         Fiscal Years Ended June 24, 2005, June 25, 2004 and June 27, 2003

         Net sales in fiscal 2005 decreased $1.7 million or 5.9% to $26.8 million from $28.5 million in fiscal 2004. The comparative decrease in sales for fiscal 2005 compared to fiscal 2004 was the result of a sharp increase in the need for the Company's products in the first quarter of fiscal 2004, primarily due to the hurricanes that occurred during the summer of calendar 2003. Net sales in fiscal 2004 increased $4.4 million or 18.3% to $28.5 million from $24.1 million in fiscal 2003. The increase in sales for fiscal 2004 compared to fiscal 2003 resulted from an increased need for the Company's products primarily due to the hurricanes that occurred during the summer of calendar 2003, compounded by the low inventory levels that the Company's customers were then carrying, and the impact of the improvement in the telecommunications industry on some of the Company's customers. These increases were partially offset by the reduction in the number of telephone access lines being deployed.

         Gross profit in fiscal 2005 was $7.9 million compared to $8.6 million in fiscal 2004, a decrease of approximately $713,000, or 8.3%. Gross profit margins for those periods were 29.5% and 30.2%, respectively. The lower gross profit levels and margin was due to the effect of fixed overhead costs on lower sales levels. Gross profit in fiscal 2004 was $8.6 million compared to $5.8 million in fiscal 2003, an increase of approximately $2.8 million or 48.4%. Gross profit margins for those periods were 30.2% and 24.1%, respectively. The improved gross profit level and margin were primarily due to the increased sales levels and the actions that the Company had taken to reduce the cost of producing its products.

         Selling, general and administrative expenses in fiscal 2005 were $5.5 million compared to $5.7 million in fiscal 2004, a decrease of approximately $189,000 or 3.3% resulting from gains of $222,000 from the sale of the Company's two remaining condominiums in Puerto Rico. Excluding the gains from the condominium sales, selling, general and administrative expenses for fiscal 2005 increased by $33,000. Selling, general and administrative expenses in fiscal 2004 were $5.7 million compared to $5.5 million in fiscal 2003, an increase of approximately $215,000 or 3.9% due to $212,000 of gains from the sale of condominiums in Puerto Rico in fiscal 2003.

         Research and development expenses in fiscal 2005 were $1.3 million compared to $1.4 million in fiscal 2004, a decrease of approximately $39,000 or 2.9%. Research and development expenses in fiscal 2004 were $1.4 million compared to $1.3 million in fiscal 2003. Though essentially spending at the same level over the last three fiscal years, the Company is spending a higher portion of these expenses on products outside its traditional copper-based telecom related protection products as it seeks to diversify its traditional customer and product base.

         Interest expense was $7,000 in fiscal 2005 compared to $14,000 in fiscal 2004, a decrease of approximately $7,000 or 50%. Interest expense was $14,000 in fiscal 2004 compared to $41,000 in fiscal 2003, a decrease of approximately $27,000 or 65.9%. The declines were due to lower levels of lease financing obligations which were fully repaid in fiscal 2004.

         Interest income for fiscal 2005 was $86,000 compared to $32,000 in fiscal 2004, an increase of approximately $54,000. Interest income for fiscal 2004 was $32,000 compared to $17,000 in fiscal 2003, an increase of approximately $15,000 or 88.2%. The increases were due to higher average cash and cash equivalent balances held by the Company.

         Other income in fiscal 2005 includes a gain of $265,000 resulting from the net settlement received from the surrender of whole-life insurance policies that the Company had held on the life of the Company's Chief Executive Officer.

         In fiscal 2005 and 2004, the Company recorded a provision for income taxes of $43,000 and $60,000, respectively, primarily due to the limitations on the use of net operating loss carryforwards under alternative minimum tax regulations. (See Note 3 of Notes to Consolidated Financial Statements for information relating to the Company's net operating loss carryforwards.) Due to the Company's pre-tax losses, there was no tax provision during the year ended June 27, 2003.

         Net earnings for fiscal 2005 were $1.4 million or $0.11 per diluted share, compared to net earnings of $1.6 million or $0.12 per diluted share in fiscal 2004 and a net loss of $1.0 million or $0.09 per diluted share in fiscal 2003.

Impact of Inflation

         The Company does not believe its business is affected by inflation to a greater extent than the general economy. The Company's products contain a significant amount of plastic that is manufactured out of petroleum and the Company imports most of its products from contract manufacturers, principally in Malaysia and China. A continuation of the trend of increased petroleum prices could have an adverse effect on the cost of the Company's products and profit the Company realizes. The Company monitors the impact of inflation and attempts to adjust prices where market conditions permit, except that the Company may not increase prices under the Verizon Agreement. Inflation has not had a significant effect on the Company's operations during any of the reported periods.

Liquidity and Capital Resources

         Fiscal 2005 Liquidity compared to Fiscal 2004

         The Company's cash and cash equivalents were $4.5 million at the end of fiscal 2005 compared to $4.2 million at the end of fiscal 2004, an increase of approximately $365,000. Working capital increased to $12.4 million at the end of fiscal 2005 from $11.0 million at the end of fiscal 2004.

         During fiscal 2005 and fiscal 2004, the Company generated $1.4 million and $3.7 million, respectively, of net cash from operating activities. The cash generated from operating activities in fiscal 2005 was due to net cash generated from operating earnings of $2.3 million (net earnings of $1.4 million plus depreciation and amortization expense of $1.1 million less a net gain on disposal of capital assets of $198,000), and an increase in accounts payable and accrued liabilities of $3.0 million due to increased payables for product associated with a higher level of inventories. These increases were offset, in part, by an increase in accounts receivable of $471,000 due to higher sales in the fourth quarter of fiscal 2005 and an increase in inventories of $3.5 million. The increase in inventories was primarily due to the ordering of product in anticipation of the Verizon Agreement and the higher required inventory levels for an expanded product base.

         Net cash used in investing activities was $1.1 million in fiscal 2005 compared to $444,000 in fiscal 2004. The increase was due to $1.4 million of purchases of capital assets in fiscal 2005. Most of these purchases were for equipment utilized in establishing production lines at the Company's new contract manufacturer in China. During the period, the Company successfully completed the transition of substantially all production performed in China to this new manufacturer. The increase in investing activities was partially offset by net proceeds of $362,000 from the sale of various Company fixed assets.

         The Company had no financing activities in fiscal 2005 compared to net cash provided by financing activities of $88,000 in fiscal 2004. The net cash provided by financing activities in fiscal 2004 was due to proceeds received from the exercise of stock options of $127,000, partially offset by $39,000 of payments of debt and obligations under capital leases.

          Fiscal 2004 Liquidity compared to Fiscal 2003

         The Company's cash and cash equivalents were $4.2 million at the end of fiscal 2004 compared to $772,000 at the end of fiscal 2003, an increase of approximately $3.4 million. Working capital increased to $11.0 million at the end of fiscal 2004 from $8.2 million at the end of fiscal 2003.

         During fiscal 2004 and fiscal 2003, the Company generated $3.7 million and $293,000, respectively, of net cash from operating activities. The cash generated from operating activities in fiscal 2004 was produced from cash provided by changes in operating assets and liabilities of $617,000 and net cash earnings (net earnings of $1.6 million plus depreciation and amortization expense of $1.0 million and a non-cash loss on disposal of capital assets of $512,000) of $3.1 million. The cash produced by changes in operating assets and liabilities resulted from an increase of $1.0 million in accounts payable and accrued liabilities due to timing of payments to vendors and a reduction in inventory of $500,000 due to the fulfillment of sales orders with existing inventory, partially offset by an increase in accounts receivable of $914,000 due to higher sales.

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

Capital Resources

          The Company has a credit facility that enables it to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. Outstanding borrowings under the credit facility will bear interest at a specified bank's prime rate (6.25% at June 24, 2005) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the credit facility. At June 24, 2005, the borrowing base was $3.3 million and there were no borrowings outstanding. The credit facility expires in September 2006 and is automatically renewed for successive two year periods unless terminated by the lender at any time on 60 days notice, or the Company on 60 days notice prior to the end of the current term or any renewal term. The credit facility is guaranteed by the Company's subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The credit facility requires, among other things, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The credit facility also prohibits, without the lender's consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others.

         Funds anticipated to be generated from operations, together with available cash, cash equivalents and the Company's credit facility, are considered to be adequate to finance the Company's operational and capital needs for the next twelve months.

Contractual Obligations and Commercial Commitments

         The following table sets forth a schedule of payments required under the Company's contractual obligations and includes the maximum potential payments that may be required under the Company's other commercial commitments:

                                                                                    Due by Period
                                                            --------------------------------------------------------------
Contractual Obligations:                                         Less
                                                                 Than                                            After
                                                Total           1 Year        1 - 3 years     4 - 5 years       5 years
                                            --------------- --------------- ---------------- -------------- --------------
Operating lease obligations                  $    182,000        $ 175,000    $  7,000          $     -        $     -
Other obligations                                 213,000          213,000           -                -              -
                                            --------------- --------------- ---------------- -------------- --------------
     Total contractual cash obligations      $    395,000        $ 388,000    $  7,000          $     -        $     -
                                            =============== =============== ================ ============== ==============

         The Company has no commitments for capital expenditures, but expects to purchase new equipment and incur leasehold improvements in the normal course of business.

Off-Balance Sheet Financing

         The Company has no off-balance sheet contractual arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies, Estimates and Judgments

         TII's consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments. The Company believes that the determination of the carrying value of the Company's inventories and long-lived assets and establishment of a valuation allowance for deferred tax assets are the most critical areas where management's judgments and estimates most affect the Company's reported results. While the Company believes its estimates are reasonable, misinterpretation of the conditions that affect the valuation of these assets could result in actual results varying from reported results, which are based on the Company's estimates, assumptions and judgments as of the balance sheet date.

         Inventories are required to be stated at net realizable value at the lower of cost or market. In establishing the appropriate inventory write-downs, management assesses the ultimate recoverability of the inventory, considering such factors as technological advancements in products as required by the Company's customers, average selling prices for finished goods inventory, changes within the marketplace, quantities of inventory items on hand, historical usage or sales of each inventory item, forecasted usage or sales of inventory and general economic conditions.

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

         At June 24, 2005, the Company has provided a valuation allowance against all its net deferred tax assets due to the uncertainty of realizing any future benefits therefrom. If and when the Company's historical and projected pre-tax earnings indicate it will more likely than not realize, all or a portion of its deferred tax assets, the Company would reduce its valuation allowance, accordingly.

Recently Issued Accounting Pronouncements

         In June 2005, the Financial Accounting Standard Board ("FASB") issued SFAS No.154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, Accounting Changes, and FASB SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of, a change in accounting principle. SFAS No.154 requires retrospective application to prior periods' financial statements of a voluntary change in an accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in an accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in transition phase as of the date of SFAS No. 154. The Company does not believe that adoption of SFAS No. 154 will have a material impact on its financial statements.

         In December 2004, the FASB issued SFAS No. 123R, "Share-based Payment," which addresses accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principle Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and instead requires that such transactions be accounted for using a fair-value-based method. This statement is effective for annual periods beginning after June 15, 2005 (the Company's 2006 fiscal year), as if all share-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using the fair-value-based method of accounting. The Company will use the modified prospective approach in adopting the provisions of SFAS 123R. The Company has unrecognized stock compensation expense of approximately $69,000 related to unvested options outstanding at June 24, 2005. Future grants of stock options will result in additional compensation expense.

         In March 2005, the SEC staff issued guidance on Statement No. 123R, Share-Based Payments. Staff Accounting Bulletin No. 107 ("SAB No. 107") was issued to assist preparers by simplifying some of the implementation challenges of Statement No. 123R while enhancing the information that investors receive. SAB No. 107 creates a framework that is premised on (a) considerable judgment will be required by preparers to successfully implement Statement No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB No. 107 include (a) valuation models (SAB No. 107 reinforces the flexibility allowed by Statement No. 123R to choose an option-pricing model that meets the standard's fair value measurement objective), (b) expected volatility (the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility) and (c) expected term (the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances). The Company will apply the principles of SAB No. 107 in conjunction with its adoption of Statement No. 123R.

         In March 2005, the FASB issued FASB Interpretation ("FIN") N0. 47, Accounting for Conditional Asset Retirement Obligations - An Interpretaion of FASB Statement No. 143. The FASB issued FIN 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for the Company no later than June 30, 2006. The Company has not yet determined the effect that the adoption will have on its financial position or results of operations.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, frieght, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 (the Company's 2006 fiscal year). The Company is currently evaluating the effect that this statement will have on its consolidated financial statements.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risks

         The Company is exposed to market risks, including changes in interest rates. The interest payable under the Company's credit facility, under which there were no borrowings outstanding at June 24, 2005, is based on a specified bank's prime interest rate plus 1% and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to the consolidated operating results of the Company.

         The Company's products contain a significant amount of plastic that is manufactured out of petroleum and the Company imports most of its products from contract manufacturers, principally in Malaysia and China. A continuation of the trend of increased petroleum prices could have an adverse effect on the cost of the Company's products and profit the Company realizes.

         The Company requires foreign sales to be paid in U.S. currency and is billed by its contract manufacturers in U.S. currency. Since one of the Company's Pacific Rim suppliers are based in China, the cost of the Company's products could be affected by changes in the valuation of the Chinese Yuan.

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

ITEM 8.  Financial Statements and Supplemental Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
TII Network Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of TII Network Technologies, Inc. and subsidiary as of June 24, 2005 and June 25, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 24, 2005. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule listed in Item 15(a)(2) for each of the years in the three-year period ended June 24, 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TII Network Technologies, Inc. and Subsidiary as of June 24, 2005 and June 25, 2004, and the results of their operations and their cash flows for each of the years in the three year period ended June 24, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                KPMG LLP

Melville, New York
September 14, 2005

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                             June 24,     June 25,
                                                                                               2005         2004
                                                                                             --------     --------
                                          ASSETS
Current Assets:
     Cash and cash equivalents                                                               $  4,529     $  4,164
     Accounts receivable, net                                                                   3,906        3,435
     Inventories                                                                                8,899        5,405
     Other current assets                                                                         404          374
                                                                                             --------     --------
           Total current assets                                                                17,738       13,378
                                                                                             --------     --------

Property, plant and equipment, net                                                              4,229        3,947

Other assets                                                                                      182          477
                                                                                             --------     --------

Total Assets                                                                                 $ 22,149     $ 17,802
                                                                                             ========     ========


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                                                       $  3,733     $    643
      Accrued liabilities                                                                       1,563        1,698
                                                                                             --------     --------
               Total current liabilities                                                        5,296        2,341
                                                                                             --------     --------
Commitments and contingencies

Stockholders' Equity:

     Preferred stock, par value $1.00 per share; 1,000,000 shares authorized;
         Series D Junior Participating; no shares outstanding                                       -            -
     Common stock, par value $.01 per share; 30,000,000 shares authorized;
         12,178,733 shares issued and 12,161,096 shares outstanding as of June
         24, 2005 and 11,925,421 shares issued and 11,907,784 shares
         outstanding as of June 25, 2004                                                          122          119
     Additional paid-in capital                                                                37,989       37,992
     Accumulated deficit                                                                      (20,977)     (22,369)
                                                                                             --------     --------
                                                                                               17,134       15,742
       Less: Treasury shares, at cost, 17,637 common shares at June 24, 2005
          and June 25, 2004;                                                                     (281)        (281)
                                                                                             --------     --------
           Total stockholders' equity                                                          16,853       15,461
                                                                                             --------     --------
Total Liabilities and Stockholders' Equity                                                   $ 22,149     $ 17,802
                                                                                             ========     ========


                 See notes to consolidated financial statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                        Fiscal Year Ended
                                               ----------------------------------
                                               June 24,     June 25,     June 27,
                                                 2005         2004         2003
                                               --------     --------     --------
Net sales                                      $ 26,796     $ 28,485     $ 24,073

Cost of sales                                    18,901       19,877       18,274
                                               --------     --------     --------
         Gross profit                             7,895        8,608        5,799
                                               --------     --------     --------
Operating expenses:
     Selling, general and administrative          5,480        5,669        5,454
     Research and development                     1,318        1,357        1,342
                                               --------     --------     --------
           Total operating expenses               6,798        7,026        6,796
                                               --------     --------     --------

           Operating earnings (loss)              1,097        1,582         (997)

Interest expense                                     (7)         (14)         (41)
Interest income                                      86           32           17
Other income                                        259           23           13
                                               --------     --------     --------

Earnings (loss) before income taxes               1,435        1,623       (1,008)

Provision for income taxes                           43           60            -
                                               --------     --------     --------
Net earnings (loss)                            $  1,392     $  1,563     $ (1,008)
                                               ========     ========     ========

Net earnings (loss) per common share:

       Basic                                   $   0.12     $   0.13     $  (0.09)
                                               ========     ========     ========
       Diluted                                 $   0.11     $   0.12     $  (0.09)
                                               ========     ========     ========

Weighted average common shares outstanding:

       Basic                                     11,971       11,820       11,682
       Diluted                                   12,687       12,715       11,682



                 See notes to consolidated financial statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                   Common                     Additional                                        Total
                                   Stock      Common Stock     Paid-In       Accumulated      Treasury      Stockholders'
                                   Shares        Amount        Capital         Deficit           Stock          Equity
                                ----------     ----------     ----------      ----------      ----------      ----------
Balance June 28, 2002           11,682,284     $      117     $   37,867      $  (22,924)     $     (281)     $   14,779

  Net loss for the year                  -              -              -          (1,008)              -          (1,008)
                                ----------     ----------     ----------      ----------      ----------      ----------

Balance June 27, 2003           11,682,284            117         37,867         (23,932)           (281)         13,771

  Exercise of stock options        225,500              2            125               -               -             127
  Net earnings for the year              -              -                          1,563               -           1,563
                                ----------     ----------     ----------      ----------      ----------      ----------
Balance June 25, 2004           11,907,784            119         37,992         (22,369)           (281)         15,461

  Exercise of warrants             253,312              3             (3)              -               -               -
  Net earnings for the year              -              -              -           1,392               -           1,392
                                ----------     ----------     ----------      ----------      ----------      ----------

Balance June 24, 2005           12,161,096     $      122     $   37,989      $  (20,977)     $     (281)     $   16,853
                                ==========     ==========     ==========      ==========      ==========      ==========


                 See notes to consolidated financial statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            Fiscal Year Ended
                                                                     ---------------------------------
                                                                     June 24,     June 25,     June 27,
                                                                       2005         2004         2003
                                                                     -------      -------      -------
Cash Flows from Operating Activities:

Net earnings (loss)                                                  $ 1,392      $ 1,563      $(1,008)

Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
       Depreciation and amortization                                   1,136        1,056        1,115
       (Gain) loss on disposal of capital assets                        (198)         512         (212)
       Changes in operating assets and liabilities:
          Accounts receivable                                           (471)        (914)         997
          Inventories                                                 (3,494)         500        1,457
          Other assets                                                   113          (19)         (87)
          Accounts payable and accrued liabilities                     2,955        1,050       (1,969)
                                                                     -------      -------      -------
              Net cash provided by operating activities                1,433        3,748          293
                                                                     -------      -------      -------

Cash Flows from Investing Activities:

    Capital expenditures                                              (1,430)        (444)        (244)
    Net proceeds from sale of fixed assets                               362            -          329
                                                                     -------      -------      -------
       Net cash (used in) provided by investing activities            (1,068)        (444)          85
                                                                     -------      -------      -------

Cash Flows from Financing Activities:

    Proceeds from exercise of stock options                                -          127            -
    Net repayments of borrowings under revolving credit facility           -            -         (455)
    Repayment of debt and obligations under capital leases                 -          (39)         (19)
                                                                     -------      -------      -------
       Net cash provided by (used in) financing activities                 -           88         (474)
                                                                     -------      -------      -------

Net increase (decrease) in cash and cash equivalents                     365        3,392          (96)

Cash and cash equivalents, at beginning of year                        4,164          772          868
                                                                     -------      -------      -------

Cash and cash equivalents, at end of year                            $ 4,529      $ 4,164      $   772
                                                                     =======      =======      =======


Non-cash investing and financing activities:

       Acquisition of equipment under capital leases                 $     -      $     -      $    24
                                                                     =======      =======      =======
Cash paid during the year for interest                               $     7      $    14      $    41
                                                                     =======      =======      =======
Cash paid during the year for income taxes                                18           60            -
                                                                     =======      =======      =======



                 See notes to consolidated financial statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Description of Business and Summary of Significant Accounting Policies

Business: TII Network Technologies, Inc. and subsidiary (together, the "Company") design, produce and market lightning and surge protection products, network interface devices ("NIDs"), station electronics and other products principally to the Telco industry.

Fiscal Year: The Company reports on a 52-53 week fiscal year ending on the last Friday in June. Fiscal 2005, 2004 and 2003 each contained 52 weeks.

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

Cash Equivalents: All highly liquid investments with an original maturity at the time of purchase of three months or less are considered cash equivalents. Cash equivalents of $3,037,000 and $3,005,000 at June 24, 2005 and June 25, 2004,
respectively, consisted of money market accounts.

Inventories: Inventories (materials, direct labor and applicable overhead expenses) are stated at the lower of cost or market, on the first-in, first-out basis.

Property, Plant and Equipment: Property, plant and equipment is recorded at cost and depreciated on the straight-line method over the estimated useful life of the related asset. The estimated useful life of machinery and equipment is generally between 5 and 10 years. Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter. Depreciation and amortization of plant and equipment was $1,100,000, $1,020,000 and $1,079,000 for the years ended June 24, 2005, June 25, 2004 and June 27, 2003, respectively.

Revenue Recognition: The Company's net sales are derived from the sale of its products. The Company does not provide any services to its customers. Product sales are recorded when there is persuasive evidence of the arrangement, usually a customer purchase order, the products are shipped and title passes to the customer and the fee is fixed and determinable and probable of collection. Once a product is shipped, the Company has no acceptance or other post-shipment obligations and product returns and warranty costs have historically been insignificant.

Other Assets: Included in other assets at June 24, 2005 and June 25, 2004 are $171,000 and $207,000, respectively, of patent costs, net of accumulated amortization, deemed recoverable by the Company, which are amortized on a straight-line basis over the lesser of the life of the related product or the patent. Amortization of patent costs was $36,000 for each of the three fiscal years ending June 24, 2005. Also included is the cash surrender value of key-man life insurance of approximately $145,000 at June 25, 2004. In March 2005, the Company surrendered the associated whole-life insurance policies for a net settlement of $410,000 which resulted in a gain of $265,000 that is included in the accompanying consolidated statements of operations in other income for the year ended June 24, 2005. In fiscal 2005, the Company sold its remaining two condominiums in Puerto Rico, which had been included in other assets on the June 25, 2004 balance sheet, for an aggregate selling price of $337,000, which resulted in an aggregate gain of $222,000 included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended June 24, 2005. In fiscal 2003, the Company sold two condominiums in Puerto Rico for an aggregate selling price of $329,000, which resulted in an aggregate gain of $212,000 included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended June 27, 2003.

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

Net Earnings (Loss) Per Common Share: Basic net earnings (loss) per share is computed based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding increased by dilutive common stock options and warrants. Included in the diluted earnings per share calculation for fiscal 2005 and 2004 were 716,000 and 895,000, respectively, incremental shares for options and warrants under the treasury stock method. In fiscal 2005 and 2004, 2,172,850 and 4,022,250 options and warrants outstanding as of June 24, 2005 and June 25, 2004, respectively, were excluded from the calculation of diluted earnings per share since their effect was anti-dilutive as their exercise prices were greater than the average market price of the Company's common stock. Since the Company incurred a loss in fiscal 2003 all securities exercisable for the Company's common stock were anti-dilutive. The following table summarizes all outstanding securities that were exercisable for the Company's common stock.

                                          June 24, 2005                 June 25, 2004                 June 27, 2003
                                   ----------------------------  ----------------------------    -------------------------
                                     Quantity       Exercise       Quantity       Exercise        Quantity     Exercise
                                                      Price                        Price                         Price
                                   -------------   ------------  -------------  -------------    ------------  -----------
Stock option plans (a)                3,316,850       $1.62         2,998,650      $1.68           3,363,350      $1.53
Investor Option                               -         -                   -        -               100,000       2.50
Warrants (b)                                  -         -           2,214,000       2.79           2,214,000       2.79
Unit Purchase Options (b)                     -         -             414,000       2.69             414,000       2.69
Warrant (c)                                   -         -             750,000       1.00             750,000       1.00
                                   -------------                 -------------                   ------------
                                      3,316,850                     6,376,650                      6,841,350
                                   =============                 =============                   ============

----------
(a) Exercise price in table is the weighted average exercise price of outstanding stock options at year-end.
(b) In June 2000, the Company completed a private placement of 1,800,000 units. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock, at $2.79 per share. In connection with this private placement, the Company issued to certain employees of the placement agent 414,000 Unit Purchase Options ("UPO") with an exercise price of $2.69 per UPO. Each UPO consisted of one share of common stock and one warrant to purchase one share of common stock at $2.79 per share. On December 8, 2004, all of the options and warrants associated with this private placement expired unexercised.
(c) This warrant was issued in June 2002 as partial consideration to repurchase all of the then outstanding convertible preferred stock. On June 23, 2005, the Company issued 253,312 common shares upon the net common share exercise of the entire warrant.

Fair Value of Financial Instruments: The carrying amounts of cash and cash equivalents, receivables and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments.

Stock Based Compensation: The Company applies the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. The exercise price of all options granted under all the plans has equaled at least the market value of the common stock on the dates of grants. Accordingly, no compensation expense has been recognized for options granted to employees or directors.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." If the Company had elected to recognize stock-based compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123, the Company's net earnings
(loss) and net earnings (loss) per share would have been the pro forma amounts as indicated in the table below.

                                                             Fiscal Year Ended
                                                -------------------------------------------
                                               June 24, 2005   June 25, 2004   June 27, 2003
                                                -----------     -----------     -----------
Net earnings (loss):
  As reported                                   $ 1,392,000     $ 1,563,000     $(1,008,000)
 Deduct: Total stock-based compensation
    expense using fair value method, net of
    income taxes                                    459,000         528,000         506,000
                                                -----------     -----------     -----------
 Pro forma                                      $   933,000     $ 1,035,000     $(1,514,000)


Basic net earnings (loss) per share:

   As reported                                  $      0.12     $      0.13     $     (0.09)
   Proforma                                     $      0.08     $      0.09     $     (0.13)

Diluted net earnings (loss) per share:

  As reported                                   $      0.11     $      0.12     $     (0.09)
Pro forma                                       $      0.07     $      0.08     $     (0.13)

The weighted average fair values of options granted were determined based on the Black-Scholes option-pricing model, utilizing the following assumptions:

                                                                    June 24,             June 25,              June 27,
                                                                      2005                  2004                 2003
                                                                 ----------------    ------------------    -----------------
Expected term                                                        5 Years             5 Years               5 Years
Interest rate                                                          3.9%                 3.8%                 3.3 %
Volatility                                                           142.9%                84.0%                60.5 %
Dividends                                                                0%                   0%                   0 %
Weighted average fair value of options granted                        $ 1.64              $ 1.69                 $0.17

Comprehensive Income (Loss): Comprehensive income (loss) equaled the net earnings (loss) for each of the years in the three year period ended June 24, 2005.

Segment Information: The Company has evaluated the provisions of Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," and has determined that it has one reportable segment. The Company has disclosed the geographic, major suppliers and major customers' requirements of SFAS No. 131. See Note 6.


NOTE 2 - Revolving Credit Facility:

The Company had no long-term debt or borrowings under its revolving credit facility at June 24, 2005 or June 25, 2004.

         The Company has a credit facility that enables it to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. Outstanding borrowings under the credit facility will bear interest at a specified bank's prime rate (6.25% at June 24, 2005) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the credit facility. At June 24, 2005, the borrowing base was $3.3 million and there were no borrowings outstanding. The credit facility expires in September 2006 and is automatically renewed for successive two year periods unless terminated by the lender at any time on 60 days notice or the Company on 60 days notice prior to the end of the current term or any renewal term. The credit facility is guaranteed by the Company's subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The credit facility requires, among other things, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The credit facility also prohibits, without the lender's consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others. At June 24, 2005, the Company was in compliance with all its debt covenants.

NOTE 3 - Income Taxes

         The provision for income taxes of $43,000 and $60,000 in fiscal 2005 and fiscal 2004, respectively, primarily consisted of Federal alternative minimum taxes (AMT), due to the limitations on the use of net operating loss carryforwards for the AMT. The tax effects of temporary differences and net operating loss and credit carryforwards that give rise to the net deferred tax assets (liabilities) are as follows:

                                       June 24,          June 25,
                                         2005              2004
                                     ------------      ------------
Inventory                            $    240,000      $    147,000
Accounts receivable                        36,000            34,000
Accrued expenses                          178,000           181,000
Net operating loss carryforwards       12,610,000        12,342,000
Business credit carryforwards             540,000           531,000
                                     ------------      ------------
                                       13,604,000        13,235,000
Less: valuation allowance             (12,821,000)      (13,163,000)
                                     ------------      ------------
Net deferred tax assets                   783,000            72,000
Property, plant and equipment            (783,000)          (72,000)
                                     ------------      ------------
                                     $          -      $          -
                                     ============      ============

         At June 24, 2005, for U.S. Federal income tax purposes, the Company had net operating loss carryforwards of approximately $35,000,000, which expire from 2007 to 2023, a portion of which are subject to Internal Revenue Code Section 382 limitations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating loss carryforwards are utilizable and temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At June 24, 2005 and June 25, 2004, the Company has provided a valuation allowance against all its net deferred tax assets due to the uncertainty of realizing any future benefits therefrom. If all deferred tax assets are realized in the future, $122,000 of the benefit would increase additional paid-in capital.

NOTE 4 - Common Stock, Stock Options and Warrants:

         Stock Option Plans: The Company's 1995 Stock Option Plan and 1998 Stock Option Plan permit the Board of Directors or the Compensation Committee of the Board of Directors to grant, until September 2005 and October 2008, respectively, options to employees (including officers and directors who are employees), consultants and, in the case of the 1998 Stock Option Plan, non-employee directors. The 1995 Stock Option Plan and 1998 Stock Option Plan cover 1,250,000 and 2,500,000 shares, respectively, of common stock. The Board of Directors or the Compensation Committee determines vesting periods, option terms, which may not exceed 10 years, and exercise prices. At June 24, 2005, options to purchase 1,060,900 and 1,607,950 shares were outstanding under the 1995 Plan and 1998 Plan, respectively. At June 24, 2005, 51,900 and 878,550 options were available for grant under the 1995 Plan and 1998 Plan, respectively.

         On December 3, 2003, the Company's shareholders approved the 2003 Non-Employee Director Stock Option Plan which expires on September 23, 2013 and replaced the Company's 1994 Non-Employee Director Stock Option Plan on December 4, 2003. As of June 24, 2005, there were options to purchase 648,000 shares of common stock outstanding under these plans. The 2003 Plan provides for the grant of options to purchase up to 500,000 shares of common stock to non-employee directors of the Company. On the date a person initially becomes an outside director, that individual is granted an option to purchase 24,000 shares under the 2003 Plan. At each annual shareholders meeting at which directors are elected, each outside director in office after the meeting is automatically granted an option to purchase 5,000 shares plus additional specified shares for serving on Board committees or as chairperson of a committee. Options granted under the 2003 Plan must have an exercise price equal to the market value of the common stock on the date of grant. All options granted under the 2003 Plan have a term of ten years and are exercisable quarterly beginning immediately on the grant date, except the initial option grant to new outside directors vests quarterly over three years starting one year from the grant date. At June 24, 2005, 394,000 options were available for grant under the 2003 plan.

         The exercise price of all options granted under all the plans has equaled at least the market value of the common stock on the dates of grants.

         Certain information relating to the employee stock option plans and the non-employee director plans for the years ended June 24, 2005, June 25, 2004, and June 27, 2003 follows:

                                                                         Fiscal Year Ended
                                     -------------------------------------------------------------------------------------------
                                           June 24, 2005                   June 25, 2004                   June 27, 2003
                                     ---------------------------     ---------------------------    ----------------------------
                                       Common         Weighted         Common         Weighted         Common         Weighted
                                       Shares         Average          Shares         Average          Shares         Average
                                     Subject to       Exercise       Subject to       Exercise       Subject to       Exercise
                                       Options         Price           Options         Price          Options          Price
                                     ------------    -----------     ------------    -----------    -------------   ------------
Outstanding at beginning of year      2,998,650      $     1.68       3,363,350      $     1.53      3,420,341      $     1.79
Granted                                 408,000            1.49         180,000            2.49        590,000            0.32
Exercised                                     -               -        (225,500)           0.56              -               -
Canceled or expired                     (89,800)           2.97        (319,200)           1.36       (646,991)           1.80
                                     ------------    -----------     ------------    -----------    -------------   ------------
Outstanding at end of year            3,316,850      $     1.62       2,998,650      $     1.68      3,363,350      $     1.53
                                     ============    ===========     ============    ===========    =============   ============

Options exercisable at end of
   year                               3,129,550                       2,554,150                      2,193,390
Shares available for future grant
   at end of year                     1,324,450                       1,690,650                      1,053,450


         The following additional information relates to options outstanding as of June 24, 2005:

                                                       Weighted            Weighted                              Weighted
                                 Common Shares          Average            Average             Number of         Average
          Exercise                 Subject to          Exercise           Remaining             Options          Exercise
        Price Range                 Options              Price           Life (Years)         Exercisable         Price
-----------------------------    ---------------     --------------     ---------------    ----------------    -------------
       $0.29 - $1.50                1,361,000        $    0.86               8.2             1,221,000         $     8.50
         1.51 - 2.00                  923,400             1.62               7.3               891,100               1.62
         2.01 - 2.50                  822,450             2.31               7.2               807,450               2.31
         2.51 - 8.25                  210,000             3.85               6.7               210,000               3.85
                                 ---------------     --------------     ---------------    ----------------    -------------
                                    3,316,850        $    1.62               7.6             3,129,550         $     1.65
                                 ===============     ==============     ===============    ================    =============

         Warrants:

         On June 21, 2002, the Company issued a warrant to purchase 750,000 shares of common stock at $1.00 per share in connection with its repurchase of all its then outstanding Series C Convertible Preferred Stock. On June 23, 2005, in accordance with the warrant's original terms, the Company issued 253,312 common shares to the warrant holder upon the net common share exercise of the entire warrant. Accordingly, the Company received no cash proceeds from the exercise of the warrant.

NOTE 5 - Preferred Stock

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

NOTE 6 - Significant Customers, Export Sales and Geographical Segments

Significant Customers: The following customers accounted for 10% or more of the Company's consolidated net sales during one or more of the years presented below:

                                                                                   Fiscal Year Ended
                                                                  ----------------------------------------------------
                                                                      June 24,          June 25,          June 27,
                                                                       2005               2004               2003
                                                                  ---------------    -------------    ----------------
     Verizon                                                            52%                53%              58%
     Tyco Electronics Corporation                                       10%                13%               7%
     Telco Sales, Inc.                                                  10%                11%              10%

         As of June 24, 2005, one customer accounted for 56% of accounts receivable and as of June 25, 2004 two customers accounted for approximately 47% and 19% of accounts receivable.

Export Sales: For each of the three years ended June 24, 2005, export sales were less than 10% of consolidated net sales.

Geographical Segments: The Company does not have any operating facilities or producing assets outside the United States and Puerto Rico; however, certain equipment owned by the Company is utilized by the Company's contract manufacturers in Asia. The net book value of such equipment held by the Company's contract manufacturers was approximately $2.8 million and $1.8 million at June 24, 2005 and June 25, 2004, respectively. The Company's operations located in Puerto Rico and New York are managed as one geographic segment.

Significant Contract Manufacturers: On May 3, 2000, the Company entered into an agreement with a contract manufacturer in Malaysia to outsource the manufacture of certain of its gas tubes used in its products. The agreement is for ten years, but may be terminated by either party with one year's advance notice. On December 18, 2003, the Company entered into an agreement that expires in June 2009 with a contract manufacturer in China, which is a subsidiary of a U.S. based corporation, to manufacture and supply products to the Company. These two suppliers produce a majority of the Company's products that it sells to its customers.

NOTE 7 - Commitments, Contingencies and Related Party Transactions

         The Company leases real property and equipment under various operating leases with terms expiring through July 2006. The leases require minimum annual rentals, exclusive of real property taxes, of approximately $182,000 in fiscal 2006. Rent expense under operating leases was $203,000, $213,000 and $219,000 in fiscal 2005, 2004 and 2003, respectively.

         The Company has financed its annual insurance premiums through its broker. The balance outstanding as of June 24, 2005 was $213,000, which is to be paid in equal installments from July 2005 to December 2005 plus interest at 5.25% per annum.

         The Company had an agreement with David Garwood, a member of the Board of Directors, to provide strategic planning consulting services from April 1, 2002 until its expiration on March 31, 2003 at $10,000 per quarter.

         On March 7, 2005, the Company terminated its agreement with Timothy J. Roach, President and Chief Executive Officer of the Company, to lease two houses near the Company's Copiague, New York facility, at an aggregate annual rental of $31,000 plus expenses. The houses were used by the Chairman of the Board and other executives, directors and employees when visiting the Company's New York facility.

         On May 17, 2005, the Company and Timothy J. Roach, the Company's President and Chief Executive Officer, amended and restated his employment agreement that continues through June 30, 2006, with automatic one year extensions subject to certain conditions, under which Mr. Roach is entitled to an annual salary of $300,000, subject to increases and bonuses at the discretion of the Board of Directors or Compensation Committee. Included in the agreement are health and other benefits, including life insurance, and certain termination rights, which may include severance pay of two times his annual compensation.

         From 1982 until June 25, 2004, the Company had leased equipment from PRC Leasing, Inc., a corporation owned by Alfred J. Roach, the then Chairman of the Board of Directors of the Company. Rent expense under the lease was $50,000 in each of fiscal years 2004 and 2003. On September 14, 2005, the Company agreed to store certain equipment previously leased by the Company from PRC Leasing, Inc., until April 1, 2006, and received a release from Alfred J. Roach, a director of the Company who, at the time, ceased being Chairman of the Company's Board of Directors, for all claims, known or unknown, he might have against the Company, including any regarding the previously leased equipment. Concurrent with this agreement, the Company entered into a consulting agreement with Mr. Roach. The consulting agreement provides for Mr. Roach to consult with the Company's executive officers and directors regarding the Company's business and operations, focusing on the sale and marketing of the Company's products. The four year agreement commences on November 1, 2005

(when he will no longer be an employee) and provides for an annual fee of $160,000 per year plus 5% commissions on the net sales, generated as a result of his efforts, of products sold in specified foreign countries where the Company is currently not doing any business.

         On September 14, 2005, the Company entered into a one year consulting agreement with Charles H. House, a director of the Company. Mr. House is to assist the Company in, among other things, the analysis, development and implementation of a comprehensive go-to-market business plan, for certain products of the Company, in exchange for 35,000 shares of the Company's common stock.

         From time to time, the Company is subject to legal proceedings or claims which arise in the ordinary course of business. While the outcome of such matters can not be predicted with certainty, the Company believes that such matters will not have a material adverse effect on its financial condition or liquidity.

NOTE 8 - Employee Benefits

         The Company has a defined contribution plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan covers substantially all U.S. and Puerto Rico employees who meet the eligibility requirements and requires the Company to match employees' contributions up to specified limitations and subject to certain vesting schedules. The matching expense for the Company was $20,000, $20,000 and $21,000 in fiscal 2005, 2004 and 2003, respectively.

         The Company does not provide its employees any other post-retirement or post-employment benefits, except discretionary severance payments upon termination of employment.

NOTE 9 - Supplemental Consolidated Balance Sheet Information

                                                    June 24,          June 25,
                                                      2005              2004
                                                   -----------      -----------
Accounts receivable:
     Trade accounts receivable                     $ 3,994,000      $ 3,521,000
     Other receivables                                  12,000           14,000
     Less: allowance for doubtful accounts            (100,000)        (100,000)
                                                   -----------      -----------
                                                   $ 3,906,000      $ 3,435,000
                                                   ===========      ===========
Inventories, net:
     Raw materials and subassemblies               $ 2,192,000      $ 1,487,000
     Work in progress                                  243,000          175,000
     Finished goods                                  6,464,000        3,743,000
                                                   -----------      -----------
                                                   $ 8,899,000      $ 5,405,000
                                                   ===========      ===========
Property, plant and equipment:
     Machinery and equipment                       $ 7,955,000      $ 7,090,000
     Leasehold improvements                              5,000            5,000
     Office fixtures, equipment and other              608,000          215,000
                                                   -----------      -----------
                                                     8,568,000        7,310,000
    Less: accumulated depreciation                  (4,339,000)      (3,363,000)
                                                   -----------      -----------
                                                   $ 4,229,000      $ 3,947,000
                                                   ===========      ===========
Accrued liabilities:
     Accrued payroll, bonus and vacation           $   716,000      $   945,000
     Accrued legal and other professional fees         209,000          212,000
     Other accrued expenses                            638,000          541,000
                                                   -----------      -----------
                                                   $ 1,563,000      $ 1,698,000
                                                   ===========      ===========

NOTE 10 - Quarterly Financial Data (Unaudited)

         The following table reflects the unaudited quarterly results of the Company for the fiscal years ended June 24, 2005 and June 25, 2004, respectively:

                                                                          Operating             Net             Diluted net
                                                         Gross            earnings            earnings            earnings
       Quarter Ended               Net sales            profit             (loss)              (loss)           per share(a)
-----------------------------    ---------------    ----------------   ----------------    ---------------    -----------------
September 24, 2004                  $6,952,000        $2,135,000            $600,000           $597,000            $0.05
December 31, 2004                    7,053,000         2,074,000             255,000            254,000             0.02
March 25, 2005                       5,231,000         1,388,000            (344,000)           (53,000)            -
June 24, 2005                        7,560,000         2,298,000             586,000            594,000             0.05

-----------------------------    ---------------    ----------------   ----------------    ---------------    -----------------

September 26, 2003                  $9,211,000        $2,787,000            $915,000           $913,000            $0.08
December 26, 2003                    7,001,000         2,069,000             309,000            320,000             0.02
March 26, 2004                       6,038,000         1,935,000             218,000            217,000             0.02
June 25, 2004                        6,235,000         1,817,000             140,000            113,000             0.01

----------------------------
         (a) The sum of the unaudited quarterly income (loss) per share amounts do not always equal the annual amount reported because the per share amounts are computed independently for each quarter and the year based on the weighted average common and common equivalent shares outstanding in each period.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.      Controls and Procedures

         As of the end of the period covered by this Report, management of the Company, with the participation of the Company's President and principal executive officer and the Company's Vice President-Finance and principal financial officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of June 24, 2005, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

During the period covered by this Report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

         The information called for by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated herein by reference to such information which will be contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company's 2005 Annual Meeting of Stockholders.

                                     PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Report of Independent Registered Public Accounting Firm ...................................................18
         Consolidated Balance Sheets at June 24, 2005 and June 25, 2004............................................19
         Consolidated Statements of Operations for each of the years in the three-year period ended June 24, 2005.................................................................20
         Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended June 24, 2005.................................................................21
         Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 24, 2005.................................................................22
         Notes to Consolidated Financial Statements................................................................23

(a)(2)   Schedule II - Valuation and Qualifying Accounts...........................................................S-1

   (3)   Exhibits

Exhibit
Number                                EXHIBIT INDEX
------

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

3(a)(3) Certificate of Amendment of the Company's Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 5, 2001. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) December 5, 2001 (File No. 1-8048).

3(b) By-laws of the Company, as amended. Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 13, 2005 (File No. 1-8048).

4(a) Rights Agreement dated as of May 15, 1998 between the Company and Harris Trust & Savings Bank formerly Harris Trust of Chicago). Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

4(b)(1) Security Agreement dated as of September 17, 2003 between the Company and Milberg Factors, Inc. ("Lender"). Incorporated by reference to Exhibit 4(b)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

4(b)(2) Guaranty Agreement dated as of September 17, 2003 between TII Systems, Inc. and Lender. Incorporated by reference to Exhibhit 4(b)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

4(b)(3) Security Interest In Inventory Under Uniform Commercial Code Supplement to Security Agreement (Accounts Receivable Financing) Contract dated as of September 17, 2003 between the Company and Lender. Incorporated by reference to Exhibit 4(b)(3) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

4(b)(4) Security Agreement - Goods and Chattels dated as of September 17, 2003 between the Company and Lender. Incorporated by reference to Exhibit 4(b)(4) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No 1-8048).

10(a)(1)(A)+      1994 Non-Employee Director Stock Option Plan, as amended.
                  Incorporated by reference to Exhibit 10(a)(2) to the Company's
                  Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 1-8048).

10(a)(1)(B)*+     Form of Option Contract under 1994 Non-Employee Director Stock
                  Option Plan.

10(a)(2)(A)+      1995 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997 (File No.
                  1-8048).

10(a)(2)(B)+      Non-Qualified Stock Option Contract, dated June 7, 2005,
                  between the Company and Timothy J. Roach. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) June 7, 2005.

10(a)(2)(C)+      Form of Incentive Stock Option Contract, dated June 7, 2005, between the Company and separately with each of Kenneth A.
                  Paladino, Nisar Chaudry and Virginia M. Hall. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) June 7, 2005.

10(a)(2)(D)+      Form of Incentive Stock Option Contract, dated September 13,
                  2005 between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September
                  13, 2005.

10(a)(2)(E)*+     Forms of Option Contracts under 1995 Stock Option Plan.

10(a)(3)(A)+      1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(a)(4) to the Company's Annual Report on Form
                  10-K for the fiscal year ended June 27, 2003 (File No.
                  1-8048).

10(a)(3)(B)*+     Forms of Option Contracts under 1998 Stock Option Plan.

10(a)(4)(A)+      2003 Non-Employee Director Stock Option Plan. Incorporated by
                  reference to Appendix A to the Company's Proxy Statement dated
                  October 27, 2003 (File No. 1-8048).

10(a)(4)(B)+      2003 Non-Employee Director Stock Option Plan as amended
                  effective September 25, 2004. Incorporated by reference to
                  Exhibit 99(a) to the Company's Form S-8 dated November 15,
                  2004 (File No. 1-8048).

10(a)(4)(C)*+     Forms of Option Contracts under 2003 Non-Employee Director
                  Stock Option Plan.

10(b)(1)+         Second Amended and Restated Employment Agreement, dated as of
                  May 17, 2005 between the Company and Timothy J. Roach.
                  Incorporated by reference to Exhibit 99.1 to the Company's
                  Current Report on Form 8-K dated (date of earliest event reported) May 17, 2005 (File No. 1-8048).

10(b)(2)+         Consulting Agreement, dated September 14, 2005, between the
                  Company and Alfred J. Roach. Incorporated by reference to
                  Exhibit 99.1 to the Company's Current Report on Form 8-K (date of earliest event reported) September 13, 2005 (File No.
                  1-8048).

10(b)(3)+         Consulting Agreement, dated September 14, 2005, between the
                  Company and Charles H. House. Incorporated by reference to
                  Exhibit 99.2 to the Company's Current Report on Form 8-K (date of earliest event reported) September 13, 2005(File No.
                  1-8048).

10(c)(1) Lease Contract dated April 27, 1998 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

10(d)* Product Purchase Agreement, effective as of April 1, 2005, between the Company and Verizon Services Corp. (confidential treatment has been requested with respect to certain portions of this agreement).

14 Code of Ethics for Senior Financial Officers. Incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2004 (File No. 1-8048).

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


                                                        TII NETWORK TECHNOLOGIES, INC.


September 22, 2005                               By:    /s/ Timothy J. Roach
                                                        --------------------------------------------
                                                        Timothy J. Roach, President, and
                                                        Chief Executive Officer
                                                        (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 22, 2005                               By:    /s/ Timothy J. Roach
                                                        --------------------------------------------
                                                        Timothy J. Roach, President, and
                                                        Chief Executive Officer
                                                        (Principal Executive Officer)

September 22, 2005                                      /s/ Kenneth A. Paladino
                                                        --------------------------------------------
                                                        Kenneth A. Paladino, Vice President-Finance, Chief Operating
                                                        Officer and Treasurer (Principal Financial Officer)
September 22, 2005

                                                        /s/ Alfred J. Roach
                                                        --------------------------------------------
                                                        Alfred J. Roach, Director
September 22, 2005

                                                        /s/ C. Bruce Barksdale
                                                        --------------------------------------------
                                                        C. Bruce Barksdale, Director

September 22, 2005

                                                        /s/James R. Grover Jr.
                                                        --------------------------------------------
                                                        James R. Grover, Jr., Director

September 22, 2005

                                                         /s/ Joseph C. Hogan
                                                        --------------------------------------------
                                                        Joseph C. Hogan, Director

September 22, 2005

                                                         /s/ R.D. Garwood
                                                        --------------------------------------------
                                                        R. D. Garwood, Director

September 22, 2005

                                                         /s/ Lawrence M. Fodrowski
                                                        --------------------------------------------
                                                        Lawrence M. Fodrowski, Director

September 22, 2005

                                                         /s/ Mark T. Bradshaw
                                                        --------------------------------------------
                                                        Mark T. Bradshaw, Director

September 22, 2005                                       /s/ Charles H. House
                                                        --------------------------------------------
                                                        Charles H. House, Director

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                  Balance at                                 Accounts              Balance
                                                 Beginning of                               Receivable            at End of
             Fiscal Year Ended                       Year               Additions           Write-offs              Year
--------------------------------------------  --------------------  -------------------  ------------------   ------------------
June 24, 2005                                    $     100,000                  -                     -         $   100,000

June 25, 2004                                    $     100,000                  -                     -         $   100,000

June 27, 2003                                    $     100,000                  -                     -         $   100,000

Exhibit
Number                            EXHIBIT INDEX
------
                                  Description

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

3(a)(3) Certificate of Amendment of the Company's Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 5, 2001. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) December 5, 2001 (File No. 1-8048).

3(b) By-laws of the Company, as amended. Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 13, 2005 (File No. 1-8048).

4(a) Rights Agreement dated as of May 15, 1998 between the Company and Harris Trust & Savings Bank formerly Harris Trust of Chicago). Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

4(b)(1) Security Agreement dated as of September 17, 2003 between the Company and Milberg Factors, Inc. ("Lender"). Incorporated by reference to Exhibit 4(b)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

4(b)(2) Guaranty Agreement dated as of September 17, 2003 between TII Systems, Inc. and Lender. Incorporated by reference to Exhibhit 4(b)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

4(b)(3) Security Interest In Inventory Under Uniform Commercial Code Supplement to Security Agreement (Accounts Receivable Financing) Contract dated as of September 17, 2003 between the Company and Lender. Incorporated by reference to Exhibit 4(b)(3) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

4(b)(4) Security Agreement - Goods and Chattels dated as of September 17, 2003 between the Company and Lender. Incorporated by reference to Exhibit 4(b)(4) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No 1-8048).

10(a)(1)(A)+      1994 Non-Employee Director Stock Option Plan, as amended.
                  Incorporated by reference to Exhibit 10(a)(2) to the Company's
                  Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 1-8048).

10(a)(1)(B)*+     Form of Option Contract under 1994 Non-Employee Director Stock
                  Option Plan.

10(a)(2)(A)+      1995 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997 (File No.
                  1-8048).

10(a)(2)(B)+      Non-Qualified Stock Option Contract, dated June 7, 2005,
                  between the Company and Timothy J. Roach. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) June 7, 2005.

10(a)(2)(C)+      Form of Incentive Stock Option Contract, dated June 7, 2005, between the Company and separately with each of Kenneth A.
                  Paladino, Nisar Chaudry and Virginia M. Hall. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) June 7, 2005.

10(a)(2)(D)+      Form of Incentive Stock Option Contract, dated September 13,
                  2005 between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September
                  13, 2005.

10(a)(2)(E)*+     Forms of Option Contracts under 1995 Stock Option Plan.

10(a)(3)(A)+      1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(a)(4) to the Company's Annual Report on Form
                  10-K for the fiscal year ended June 27, 2003 (File No.
                  1-8048).

10(a)(3)(B)*+     Forms of Option Contracts under 1998 Stock Option Plan.

10(a)(4)(A)+      2003 Non-Employee Director Stock Option Plan. Incorporated by
                  reference to Appendix A to the Company's Proxy Statement dated
                  October 27, 2003 (File No. 1-8048).

10(a)(4)(B)+      2003 Non-Employee Director Stock Option Plan as amended
                  effective September 25, 2004. Incorporated by reference to
                  Exhibit 99(a) to the Company's Form S-8 dated November 15,
                  2004 (File No. 1-8048).

10(a)(4)(C)*+     Forms of Option Contracts under 2003 Non-Employee Director
                  Stock Option Plan.

10(b)(1)+         Second Amended and Restated Employment Agreement, dated as of
                  May 17, 2005 between the Company and Timothy J. Roach.
                  Incorporated by reference to Exhibit 99.1 to the Company's
                  Current Report on Form 8-K dated (date of earliest event reported) May 17, 2005 (File No. 1-8048).

10(b)(2)+         Consulting Agreement, dated September 14, 2005, between the
                  Company and Alfred J. Roach. Incorporated by reference to
                  Exhibit 99.1 to the Company's Current Report on Form 8-K (date of earliest event reported) September 13, 2005 (File No.
                  1-8048).

10(b)(3)+         Consultating Agreement, dated September 14, 2005, between the
                  Company and Charles H. House. Incorporated by reference to
                  Exhibit 99.2 to the Company's Current Report on Form 8-K (date of earliest event reported) September 13, 2005(File No.
                  1-8048).

10(c)(1) Lease Contract dated April 27, 1998 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

10(d)* Product Purchase Agreement, effective as of April 1, 2005, between the Company and Verizon Services Corp. (confidential treatment has been requested with respect to certain portions of this agreement).

14 Code of Ethics for Senior Financial Officers. Incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2004 (File No. 1-8048).

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