Form 10-Q
period 2005-09-30
TII NETWORK TECHNOLOGIES, INC.
filed 2005-11-14
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ___ No  X

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of October 25, 2005 was 12,241,546.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2005	June 24, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$4,717	$4,529
Accounts receivable, net of allowance for doubtful accounts of
$100 at September 30, 2005 and June 24, 2005	4,631	3,906
Inventories	8,368	8,899
Prepaid expenses and other current assets	402	404

Total current assets	18,118	17,738
Property, plant and equipment, net	4,097	4,229
Other assets, net	173	182

TOTAL ASSETS	$22,388	$22,149

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,404	$3,733
Accrued liabilities	1,573	1,563
Total current liabilities	3,977	5,296

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized;
Series D Junior Participating, no shares issued or outstanding	--	--
Common stock, par value $.01 per share; 30,000,000 shares authorized;
12,241,233 shares issued and 12,223,596 shares outstanding as of
September 30, 2005; and 12,178,733 shares issued and 12,161,096 shares
outstanding as of June 24, 2005	123	122
Additional paid-in capital	38,029	37,989
Accumulated deficit	(19,460)	(20,977)

	18,692	17,134
Less: Treasury shares, at cost, 17,637 common shares at September 30, 2005
and June 24, 2005	(281)	(281)

Total stockholders' equity	18,411	16,853

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,388	$22,149

See Notes to Unaudited Condensed Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three months ended
	September 30, 2005	September 24, 2004

Net sales	$11,033	$6,952
Cost of sales	7,259	4,817

Gross profit	3,774	2,135

Operating expenses:
Selling, general and administrative	1,860	1,244
Research and development	378	291

Total operating expenses	2,238	1,535

Operating income	1,536	600
Interest expense	(2)	(2)
Interest income	33	14
Other expense	(1)	(3)

Earnings before income taxes	1,566	609
Provision for income taxes	49	12

Net earnings	$1,517	$597

Net earnings per common share:
Basic	$.12	$.05

Diluted	$.12	$.05

Weighted average common shares outstanding:
Basic	12,196	11,908
Diluted	12,688	12,474

See Notes to Unaudited Condensed Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance, June 24, 2005	12,161,096	$122	$37,989	$(20,977)	$(281)	$16,853
Exercise of stock options	62,500	1	20	-	-	21
Share-based compensation	-	-	20	-	-	20
Net earnings for the three
months ended September 30, 2005	-	-	-	1,517	-	1,517

Balance, September 30, 2005	12,223,596	$123	$38,029	$(19,460)	$(281)	$18,411

See Notes to Unaudited Condensed Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three months ended
	September 30, 2005	September 24, 2004

Cash Flows from Operating Activities:
Net earnings	$1,517	$597
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	284	255
Non-cash share-based compensation	20	--
Loss (gain)on disposal of capital assets	25	(116)
Changes in operating assets and liabilities:
Accounts receivable	(725)	367
Inventories	531	753
Prepaid and other assets	2	(3)
Accounts payable and accrued liabilities	(1,319)	(481)

Net cash provided by operating activities	335	1,372

Cash Flows from Investing Activities:
Capital expenditures	(170)	(125)
Proceeds from sale of fixed assets	2	162

Net cash (used in) provided by investing activities	(168)	37

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	21	--

Net cash provided by financing activities	21	--

Net increase in cash and cash equivalents	188	1,409
Cash and cash equivalents, at beginning of period	4,529	4,164

Cash and cash equivalents, at end of period	$4,717	$5,573

Supplemental disclosure of cash transactions:
Cash paid during the period for interest	$2	$2

See Notes to Unaudited Condensed Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Interim financial statements: The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2005. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Note 2 – Comprehensive income: For the three months ended September 30, 2005 and September 24, 2004, comprehensive income equaled net income.

Note 3 — Fiscal year: The Company reports on a 52-53 week fiscal year ending on the last Friday in June, with fiscal quarters ending on the last Friday of each calendar quarter. The Company’s fiscal year ending June 30, 2006 will contain 53 weeks with the first quarter, ended September 30, 2005 containing 14 weeks and the remaining three quarters each containing 13 weeks. Fiscal 2005 had 52 weeks, with each quarter containing 13 weeks.

Note 4 – Stock–Based Compensation: The Company’s 1995 Stock Option Plan and 1998 Stock Option Plan permit the Board of Directors or the Compensation Committee of the Board of Directors to grant, until September 2005 and October 2008, respectively, options to employees (including officers and directors who are employees), consultants and, in the case of the 1998 Stock Option Plan, non-employee directors. The 1995 Stock Option Plan and 1998 Stock Option Plan cover 1,250,000 and 2,500,000 shares, respectively, of common stock. The Board of Directors or the Compensation Committee determines vesting periods, option terms, which may not exceed 10 years, and exercise prices. At September 30, 2005, options to purchase 1,036,000 and 1,754,000 shares were outstanding under the 1995 Plan and 1998 Plan, respectively. At September 30, 2005, 14,000 and 733,000 options were available for grant under the 1995 Plan and 1998 Plan, respectively.

        On December 3, 2003, the Company’s shareholders approved the 2003 Non-Employee Director Stock Option Plan which expires on September 23, 2013 and replaced the Company’s 1994 Non-Employee Director Stock Option Plan on December 4, 2003. As of September 30, 2005, there were options to purchase 648,000 shares of common stock outstanding under these plans. The 2003 Plan provides for the grant of options to purchase up to 500,000 shares of common stock to non-employee directors of the Company. On the date a person initially becomes an outside director, that individual is granted an option to purchase 24,000 shares under the 2003 Plan. At each annual shareholders meeting at which directors are elected, each outside director in office after the meeting is automatically granted an option to purchase 5,000 shares plus additional specified shares for serving on Board committees or as chairperson of a committee. Options granted under the 2003 Plan must have an exercise price equal to the market value of the common stock on the date of grant. All options granted under the 2003 Plan have a term of ten years and are exercisable quarterly beginning immediately on the grant date, except the initial option grant to new outside directors vests quarterly over three years starting one year from the grant date. At September 30, 2005, 394,000 options were available for grant under the 2003 plan.

Prior to fiscal 2006, the Company applied the intrinsic value method in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations in accounting for stock options granted. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying condensed consolidated statements of income prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective June 25, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-based Compensation” and supersedes APB No. 25. SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Prior period consolidated financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three months ended September 30, 2005, this new treatment resulted in expense of $20,000 included in the accompanying condensed consolidated statement of income. As of September 30, 2005, the total unrecognized compensation costs related to nonvested stock awards was $349,000 and the related weighted-average period over which it is expected to be recognized is 1.9 years.

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the three months ended September 24, 2004:

September 24, 2004

Net earnings as reported	$597
Deduct: Total stock-based compensation
expense determined under fair value method for all awards, net
of related tax effects	(31)

Pro forma	$566
Basic net earnings per share:
As reported	$0.05
Pro forma	$0.05
Diluted net earnings per share:
As reported	$0.05
Pro forma	$0.05

The following table summarizes information about our stock option plans for the three months ended September 30, 2005.

	Number of Options	Weighted Average Exercise Price	Aggregated Intrinsic Value (1)	Weighted Average Contractual Life Remaining in Years

Options outstanding, beginning of year	3,316,850	$1.7
Granted	200,000	1.5
Exercised	(62,500)	0.3
Forfeited	(16,000)	1.5

Options outstanding, end of quarter	3,438,350	1.6	$ 1,015,000	7.6
Options exercisable, end of quarter	3,107,350	1.7	795,000	7.8
(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The exercise period for all stock options generally may not exceed ten years from the date of grant. Stock option grants to individuals generally become exercisable in substantively equal tranches over a service period of up to five years.

The weighted-average grant date fair value of stock options granted for the three months ended September 30, 2005 and September 24, 2004 was $269,000 and $17,000, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2005 was $101,000. There was no option exercised for the three months ended at September 24, 2004

The weighted average fair values of options granted were determined based on the Black-Scholes option-pricing model, utilizing the following assumptions:

	Three months Ended
	September 30, 2005		September 24, 2004
Weighted-average expected life	6.2	Years	5.0	Years
Risk-free interest rate	4.3%		3.8%
Weighted-average expected volatility	136.7%		78.0%
Dividends	0%		0%

The following additional information relates to options outstanding as of September 30, 2005:

Exercise Price Range	Common Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$0.29 - $1.50	1,489,500	$0.96	8.3	1,163,500	$0.88
1.51 - 2.00	918,400	1.62	7.3	913,400	1.62
2.01 - 2.50	820,450	2.31	7.2	820,450	2.31
2.51 - 8.25	210,000	3.85	6.7	210,000	3.85

	3,438,350	$1.63	7.7	3,107,350	$1.67

Note 5 — Net earnings per common share: Basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common assuming share dilution (“diluted EPS) is computed by reflecting potential dilution from stock-based awards.

The following table sets forth the amounts used in the computation of basic and diluted net earnings per share:

	Three months ended
	September 30, 2005	September 24, 2004
	(in thousands)
Numerator for dilution calculation:
Net earnings	$1,517	$597

Denominator for dilution calculation:
Weighted average common shares outstanding	12,196	11,908
Effect of dilutive securities: Share-based
compensation	492	566

Denominator for diluted calculation	12,688	12,474

Options to purchase an aggregate of approximately 2,098,850 and 4,588,000 shares of common stock outstanding as of September 30, 2005 and September 24, 2004, respectively, are not included in the computation of diluted earnings per share for the applicable three month period because their exercise prices were greater than the average market price of the Company’s common stock and were thus antidilutive.

Note 6 — Inventories: Inventories consisted of the following:

	September 30, 2005	June 24, 2005
	(in thousands)
Raw materials and subassemblies	$2,017	$2,192
Work in process	280	243
Finished goods	6,071	6,464

	$8,368	$8,899

Note 7 – Credit Facility: The Company has a credit facility that enables it to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. The maximum amount of borrowings under the credit facility can be reduced by the lender upon written notice. Outstanding borrowings under the credit facility will bear interest at a specified bank’s prime rate (6.75% at September 30, 2005) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the credit facility. At September 30, 2005, the borrowing base was $3.9 million and there were no borrowings outstanding. The credit facility had an initial one year term and automatically renewed in September 2004 for a two year period until September 2006 but may be terminated by the lender at any time on 60 days notice or by the Company on 60 days notice prior to the end of the current term or any renewal term. The credit facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The credit facility requires, among other covenants, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The credit facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others.

Note 8 – Significant Customers: The following customers accounted for 10% or more of the Company’s consolidated net sales during one or more of the periods presented below:

	Quarter Ended
	September 30, 2005	September 24, 2004
Verizon Corporation	57%	55%
Tyco Electronics Corporation	6%	11%
Telco Sales, Inc.	12%	12%

As of September 30, 2005, two of these customers accounted for 46% and 11% of accounts receivable and as of June 24, 2005, one customer accounted for approximately 56% of accounts receivable.

Note 9 – Other Assets: In September 2004, the Company sold one of its remaining two condominiums, which had been included in other assets on the June 25, 2004 balance sheet, for $162,000 resulting in a gain of $116,000. The gain is included in selling, general and administrative expenses for the three months ended September 24, 2004 in the accompanying consolidated statement of operations.

Note 10 – Recently Issued Accounting Pronouncements: In June 2005, the Financial Accounting Standard Board (“FASB”) issued SFAS No.154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, Accounting Changes, and FASB SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of, a change in accounting principle. SFAS No.154 requires retrospective application to prior periods’ financial statements of a voluntary change in an accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in an accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in transition phase as of the date of SFAS No. 154. The Company does not believe that adoption of SFAS No. 154 will have a material impact on its consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143. The FASB issued FIN 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for the Company no later than June 30, 2006. The Company has not yet determined the effect that the adoption of FIN47 will have on its consolidated financial position or results of operations.

In September 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” to defer the requirement of SFAS No. 123(R), “Share-Based Payment,” that a freestanding financial instrument originally subject to SFAS No.123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The rights under share-based payment awards issued to our employees are all dependent on the recipient being an employee of the Company. Therefore, this FSP currently does not have an impact on our consolidated financial statements and the measurement of share-based compensation in accordance with SFAS No. 123(R).

In October 2005, the FASB issued FSP No. FAS 123 (R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We have applied the principles set forth in this FSP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report.

Overview:

Business

TII Network Technologies, Inc., and subsidiary (together, the “Company” or “TII”), designs, produces and markets lightning and surge protection products, network interface devices (“NIDs”), station electronic and other products. The Company has been a leading supplier of overvoltage surge protectors to U.S. telephone operating companies (“Telcos”) for over 30 years.

General

The Company’s primary market, the traditional Telco copper-based transmission network, has been declining over the last several years. This is due principally to the competitive impact of alternative technologies that compete with the Telco’s traditional copper-based transmission network (examples include cellular service and Fiber to the Premise (“FTTP”)) and competition from multi-system operators (“MSOs”). This trend, which has resulted in cutbacks in copper-based construction and maintenance budgets by the Telcos and a reduction in the number of their access lines, has adversely affected the Company’s principal copper-based business. In response to this trend, the Company has been pursuing new markets with new products that take advantage of the Company’s proprietary overvoltage surge protection and enclosure technologies.

The Company’s major customer, Verizon, has begun its strategy to deploy FTTP. This multi-year program has resulted in a reduction of capital outlays on its traditional copper network and has therefore impacted the Company’s traditional protection based products since FTTP networks require less traditional protection than current copper networks. Though the full extent of the impact on the Company of this program is not yet known, the Company believes that the current embedded copper infrastructure will continue to play a significant role as a transmission medium for years to come.

On July 8, 2005, the Company received a Product Purchase Agreement (the “Verizon Agreement”), which is a general supply agreement, executed by Verizon Services Corp., setting forth the terms under which the Company is to continue to provide product to Verizon, with additional approved products and an expanded territory, until March 31, 2010. General supply agreements do not require Telcos to purchase specific quantities of products and can be terminated for various reasons, including without cause by either party, or extended by mutual written agreement. Prices, warranties, benefits, terms and conditions granted to Verizon under the Verizon Agreement are fixed, but must be at least as favorable as those granted by the Company to other commercial customers under like or similar circumstances.

To address the growing demands and complexities of communications networks in the home, the Company has been in the process of bringing to market a multi-service residential gateway product through its traditional Telco distribution channels. This new product, referred to as SID (Service Interface Device), was being jointly developed and marketed with a technology partner. In October of 2005, the Company purchased the Intellectual Property (“IP”), developed by the Company’s partner, for $275,000 in cash and specified future royalties, which will result in a charge to earnings in the fiscal second quarter. In addition to this charge, the Company will also be significantly increasing its R&D and marketing expenditures relative to SID as it completes its development and late fiscal 2006 market introduction.

The Company reports on a 52-53 week fiscal year ending on the last Friday in June. Fiscal 2006 contains 53 weeks, with the first quarter, ended September 30, 2005, containing 14 weeks and each subsequent quarter containing 13 weeks, while fiscal 2005 contained 52 weeks, with each quarter containing 13 weeks.

Results of Operations

Net sales for the first quarter of fiscal 2006 were $11.0 million compared to $7.0 million for the comparative prior year period, an increase of approximately $4.1 million or 58.7%. The sharp increase was primarily due to the occurrence of two specific events during the quarter, the receiving of initial stocking orders for the expanded general supply agreement with Verizon and the benefit of having one additional week to ship product as a result of a fourteen week quarter compared to the typical thirteen weeks. In addition to these events, the Company also benefited from increased shipments to existing and new customers of recently introduced products, including DSL and VoIP products, increased demand from the expanded general supply agreement discussed above, and the ordering of product by certain customers in anticipation of its need due to damage from the recent hurricanes. The increase in sales was partially offset by the continuing reduction in the number of telephone access lines being deployed due to competing technologies.

Gross profit for the first quarter of fiscal 2006 was $3.8 million compared to $2.1 million for the comparable prior year period, an increase of approximately $1.6 million or 76.8%, and gross profit margins for those quarters increased to 34.2% from 30.7%, respectively. The higher gross profit levels and margin are primarily due to the higher sales levels.

Selling, general and administrative expenses for the first quarter of fiscal 2006 were $1.9 million compared to $1.2 million for the comparable prior year first quarter, an increase of approximately $616,000 or 49.5%. Included in the fiscal 2005 first quarter was a gain of $116,000 resulting from the sale of the Company’s condominium. Excluding the gain, selling, general and administrative expenses for the first quarter of fiscal 2006 increased by $500,000 or 36.8%. This increase was primarily due to higher selling and marketing expenses resulting from the Company’s increased efforts to pursue new markets and diversify its customer base, higher variable costs associated with the higher sales levels and an additional week of expense due to the fourteen week quarter compared to the typical thirteen weeks. In addition to continuing the current expenditure levels associated with the efforts to pursue new markets and diversify its customer base, the Company will also be significantly increasing its efforts in bringing the SID product to market.

Research and development expenses for the first quarter of fiscal 2006 were $378,000 compared to $291,000 for the comparable prior year period, an increase of approximately $87,000 or 29.9%. In addition to increased levels of expenditures, the Company continues to spend a higher proportion of these expenses on products outside its traditional copper-based telecom related protection products as it seeks to diversify its traditional customer and product base.

Interest expense for both first quarter of fiscal 2006 and fiscal 2005 was $2,000.

Interest income for the first quarter of fiscal 2006 was $33,000 compared to $14,000 for the comparable prior year period, an increase of approximately $19,000. The increase was due to increased interest rates and higher average cash and cash equivalent balances held by the Company.

For the three months ended September 30, 2005, the Company recorded a provision of $49,000 for income taxes based on an expected annual effective tax rate. The effective tax rate differs from the Federal statutory rate primarily due to the availability of approximately $35.0 million of Federal net operating loss carryforwards which offset a substantial portion of the Company’s taxable income. The Company has provided a valuation allowance against all its net deferred tax assets associated with this net operating loss carryforward due to the uncertainty of realizing any future benefits therefrom. If and when the Company’s historical and projected pre-tax earnings indicate it will more likely than not to realize, all or a portion of its deferred tax assets, the Company would reduce its valuation allowance accordingly.

Effective June 25, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaces FAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods. The net effect of this statement as recorded in the Company’s condensed consolidated statement of operations was approximately $20,000.  SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three months ended September 30, 2005, the Company experienced no excess tax benefits relating to stock option exercises.

Net earnings for the first quarter of fiscal 2006 were $1.5 million or $0.12 per diluted share, compared to net earnings of $597,000 or $0.05 per diluted share in the year ago quarter.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $4.7 million at September 30, 2005 compared to $4.5 million at the end of fiscal 2005, an increase of approximately $188,000. Working capital increased to $14.1 million at the end of the first quarter of fiscal 2006 from $12.4 million at the end of fiscal 2005 and $11.8 million at September 24, 2004.

For the three months ended September 30, 2005, the Company generated $335,000 of net cash from operating activities compared to $1.4 million for the three months ended September 24, 2004. The cash generated from operating activities in the first quarter of fiscal 2006 was due to net operating earnings of $1.8 million (net earnings of $1.5 million plus depreciation and amortization expense of $284,000 plus non-cash stock compensation $20,000 plus loss on disposal of capital assets of $25,000), a reduction in inventories of $531,000, as increased product demand used existing inventories, and a decrease in other assets of $2,000, offset, in part, by an increase in accounts receivable of $725,000 due to higher sales in the first quarter of fiscal 2006 and a decrease in accounts payable and accrued liabilities of $1.3 million due to the timing of payments to vendors.

Net cash used in investing activities was $168,000 in the first quarter of fiscal 2006 compared to $37,000 provided by investing activities in the comparable prior year period. The decrease in the first quarter of fiscal 2006 was principally the result of $170,000 of purchases of capital assets offset by proceeds from sale of fixed assets of $2,000.

Net cash provided by financingactivities was $21,000 in the first quarter of fiscal 2006. The net cash provided by financing activities was due to proceeds received from the exercise of options.

The company has no current material commitment for capital expenditures.

        The Company has a credit facility that enables it to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. The maximum amount of borrowings under the credit facility can be reduced by the lender upon written notice. Outstanding borrowings under the credit facility will bear interest at a specified bank’s prime rate (6.75% at September 30, 2005) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the credit facility. At September 30, 2005, the borrowing base was $3.9 million and there were no borrowings outstanding. The credit facility had an initial one year term and automatically renewed in September 2004 for a two year period until September 2006 but may be terminated by the lender at any time on 60 days notice or by the Company on 60 days notice prior to the end on the current term or any renewal term. The credit facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The credit facility requires, among other covenants, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The credit facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others.

Funds anticipated to be generated from operations, together with available cash and borrowings under the credit facility, are believed to be adequate to finance the Company’s current operational and capital needs for the next twelve months.

Seasonality

The Company’s operations are subject to seasonal variations primarily as a result of the Company’s principal products, NIDs, are typically installed on the side of homes. During the hurricane season, sales may increase based on the severity and location of hurricanes and the number of NIDs that are damaged and need replacement. Conversely, during winter months when severe weather hinders or delays the Telco’s installation and maintenance of their outside plant network, the sales have been adversely affected until replacements can be installed (at which time sales increase). Accordingly, the first and fourth quarters generally contribute more revenue than the second and third quarters.

Off Balance Sheet Financing

The Company has no off-balance sheet contractual arrangements, as that term is defined in Item 304 (a) (4) of Regulation S-K.

Critical Accounting Policies, Estimates and Judgments

TII’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments. The Company believes that the determination of the carrying value of the Company’s inventories and long-lived assets, establishment of a valuation allowance for deferred tax assets and estimating the value of share-based payment compensation are the most critical areas where management’s judgments and estimates most affect the Company’s reported results. While the Company believes its estimates are reasonable, misinterpretation of the conditions that affect these estimates could result in actual results varying from reported results, which are based on the Company’s estimates, assumptions and judgments as of the balance sheet date.

Inventories are required to be stated at the lower of cost or market. In establishing appropriate inventory write-downs, management assesses the ultimate recoverability of inventory, considering such factors as technological advancements in products as required by the Company’s customers, average selling prices for finished goods inventory, changes within the marketplace, quantities of inventory items on hand, historical usage or sales of each inventory item, forecasted usage or sales of inventory and general economic conditions.

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

At September 30, 2005, the Company has provided a valuation allowance against its deferred tax assets due to the uncertainty of realizing any future benefits therefrom. If and when the Company’s historical and projected pre-tax earnings indicate that it will more likely than not realize, all or a portion of its deferred tax assets, the Company would reduce its valuation allowance accordingly.

With the adoption of SFAS No. 123(R) on June 25, 2005, the Company is required to record the fair value of share-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and expected term assumptions require a greater level of judgment. We estimate expected stock-price volatility based primarily on a simple average historical volatility of the underlying stock over a period equal to the expected term of the option, but also consider whether other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected volatility. With regard to our estimate of expected term, as adequate information with respect to historical share option exercise experience is not available, we primarily consider the vesting term and original contractual term of the options granted.

Recently Issued Accounting Pronouncements

In June 2005, the Financial Accounting Standard Board (“FASB”) issued SFAS No.154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, Accounting Changes, and FASB SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of, a change in accounting principle. SFAS No.154 requires retrospective application to prior periods’ financial statements of a voluntary change in an accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in an accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in transition phase as of the date of SFAS No. 154. The adoption of this statement is not expected to have any effect on the Company’s consolidated financial statement.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143. The FASB issued FIN 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for the Company no later than June 30, 2006. The Company has not yet determined the effect that the adoption will have on its financial position or results of operations.

In September 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” to defer the requirement of SFAS No. 123(R), “Share-Based Payment,” that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The rights under share-based payment awards issued to our employees are all dependent on the recipient being an employee of the Company. Therefore, this FSP currently does not have an impact on our consolidated financial statements and the measurement of stock-based compensation in accordance with SFAS No. 123(R).

In October 2005, the FASB issued FSP No. FAS 123 (R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We have applied the principles set forth in this FSP.

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

  exposure to increases in the cost of the Company's products, including increases in the cost of the Company's petroleum-based products , and the Company’s limited ability to raise prices to its Customers;
  the Company’s dependence on products and product components from Pacific Rim contract manufacturers, including on-time delivery, quality and exposure to changes in cost and changes in the valuation of the Chinese Yuan;
  dependence on, and ability to retain, its “as-ordered” general supply agreements with its largest three customers and win new contracts;
  continued dependence on the traditional copper-based Telco market which has been declining over the last several years due principally to the impact of alternate technologies and competition from multi-system operators;
  the ability of the Company to market and sell products to new markets beyond its principal market - the copper-based Telco market;
  the Company's ability to timely develop products and adapt its existing products to address technological changes, including changes in its principal market;
  the potential for the disruption of shipments as a result of, among other things, third party labor disputes and political unrest in or shipping disruptions from countries in which the Company’s contract manufacturers produce the Company’s products;
  weather and similar conditions, particularly the effect of hurricanes/typhoons on the Company’s manufacturing, assembly and warehouse facilities in Puerto Rico or the Pacific Rim;
  competition in the Company’s traditional Telco market and new markets the Company is seeking to penetrate;
  potential changes in customers’ spending and purchasing policies and practices;
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
  the level of inventories maintained by the Company’s customers;
  the Company’s ability to maintain listing of its Common Stock on the Nasdaq SmallCap market;
  the availability of financing on satisfactory terms.

PART II.

Item 6. Exhibits

31	(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2005

                          TII NETWORK TECHNOLOGIES, INC.

                    By:       /s/Kenneth A. Paladino
Kenneth A. Paladino,
                             Vice President - Finance, Treasurer and
  Chief Financial Officer

Exhibit Index

31	(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.