Form 10-KT
period 2005-12-31
TII NETWORK TECHNOLOGIES, INC.
filed 2006-03-31
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549
                                   FORM 10-K/T

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM JUNE 25, 2005 TO DECEMBER 31, 2005

                          COMMISSION FILE NUMBER 1-8048

                         TII NETWORK TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                       66-0328885
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
      incorporation or organization)

                   1385 AKRON STREET, COPIAGUE, NEW YORK 11726
               (Address of principal executive offices) (Zip Code)
                                 (631) 789-5000
              (Registrant's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
           Common Stock. $.01 par value Series D Junior Participating
                        Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. Yes[ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No[X]

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/T or any amendment to this Form 10-K/T. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ]     Accelerated filer [ ]  Non-accelerated filer [X]

The aggregate market value of the voting stock of the registrant outstanding as of June 30, 2005, the last business day of the registrant's most recently completed second quarter, held by non-affiliates of the registrant was approximately $16.0 million. While such market value excludes the market value of shares that may be deemed beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

The number of shares of the Common Stock of the registrant outstanding as of March 15, 2006 was 12,408,519.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                           FORWARD-LOOKING STATEMENTS

Certain statements in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as "may," "should," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of several factors, including, but not limited to, those factors discussed under the caption "Risk Factors" and elsewhere in this document. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report. These factors include, but are not limited to:

     o exposure to increases in the cost of the Company's products, including increases in the cost of the Company's petroleum-based plastic products (see "Business - Raw Materials" and "Business Manufacturing");
     o dependence for products and product components from Pacific Rim contract manufacturers, including on-time delivery that could be interrupted as a result of third party labor disputes, political factors or shipping disruptions, quality control and exposure to changes in costs and changes in the valuation of the Chinese Yuan (see "Business - Manufacturing");
     o dependence on, and ability to retain, its "as-ordered" general supply agreements with its largest three customers and win new contracts (see "Business - Marketing and Sales");
     o continued dependence on the traditional copper-based telephone operating company ("Telco") market which has been declining over the last several years due principally to the impact of alternate technologies and competition from multi-system operators (see "Business
         - Competition");
     o   the level of inventories maintained by the Company's customers;
     o the ability to market and sell products to new markets beyond its principal market - the copper-based Telco market (see "Business - Marketing and Sales");
     o the ability to timely develop products and adapt its existing products to address technological changes, including changes in its principal market (see "Business - Products" and "Business - Research and Development");
     o weather and similar conditions, particularly the effect of hurricanes or typhoons on the Company's manufacturing, assembly and warehouse facilities in Puerto Rico and the Pacific Rim (see "Business - Manufacturing");
     o competition in the Company's traditional Telco market and new markets the Company is seeking to penetrate (see "Business - Competition");
     o potential changes in customers' spending and purchasing policies and practices (see "Business - Marketing and Sales");
     o general economic and business conditions, especially as they pertain to the Telco industry;
     o dependence on third parties for certain product development (see "Business - Research and Development");
     o risks inherent in new product development and sales, such as start-up delays and uncertainty of customer acceptance;
     o the ability to attract and retain technologically qualified personnel (see "Business Research and Development");
     o   the ability to fulfill its growth strategies;
     o the ability to maintain listing of its Common Stock on the NASDAQ Capital market; and
     o the availability of financing on satisfactory terms (see "Management's Discussion and Analysis of Financial Condition and
         Results of Operations").

PART I

ITEM 1.  BUSINESS

GENERAL

         TII Network Technologies, Inc. and subsidiary (together, the "Company" or "TII"), designs, produces and markets network protection and management products, including lightning and surge protection products, network interface devices ("NIDs"), DSL, VoIP and other station electronics products and a multi-service residential gateway system. The Company sells these products principally to United States telephone operating companies ("Telcos"), including the Regional Bell Operating Companies ("RBOCs") and Independent Operating Companies (together, incumbent local exchange carriers or "ILECs") and competitive local exchange carriers ("CLECs"). The Company also sells its products to multi-system operators ("MSOs") of communications services, including cable and satellite service providers and original equipment manufacturers ("OEMs"). The Company believes that its products offer superior, cost-effective performance, features and characteristics, including high reliability, long life cycles, ease of installation and optimum protection against adverse environmental conditions. This has resulted in TII becoming a leading supplier of overvoltage surge protectors to the ILECs for use at their subscriber locations.

         Overvoltage surge protection is mandated in the United States by the National Electrical Code ("NEC") to be installed on traditional Telco copper subscriber telephone lines to prevent injury to users and damage to their equipment due to surges caused by lightning and other hazardous overvoltages. The NEC is published by the National Fire Protection Agency and typically is adopted by states and local municipalities.

         The Company markets a line of NIDs tailored to various Telco and MSO specifications. Telco NIDs typically house the Federal Communication Commission ("FCC") mandated demarcation point between Telco-owned and subscriber-owned property. NIDs may also enclose overvoltage surge protectors and various station electronic products.

         The Company files Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and files proxy and information statements electronically with the Securities and Exchange Commission (the "SEC"). These reports and statements, as well as beneficial ownership reports filed by the Company's officers, directors and beneficial owners of more than 10% of the Company's common stock, may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov. that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC, and which may also be obtained without charge through the Company's Internet site http://www.tiinettech.com as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC.

         Effective December 31, 2005, TII Network Technologies, Inc. ("TII", the "Company," "we," "us" or "our") changed its fiscal year end from the last Friday in June to December 31. This change was made to align the Company's reporting period with the budgetary and reporting periods of the Company's largest customers and provide an easier comparison of the Company's reported results with those of other companies. In the future, the Company will report on a calendar year basis with a December 31 year end, and its first three fiscal quarters ending on March 31, June 30 and September 30. This Form 10-K/T is intended to cover the transition period June 24, 2005 through December 31, 2005. In the future, the Company will file Annual Reports on Form 10-K covering the calendar years January 1 to December 31. We refer to the period June 25, 2005 through December 31, 2005 as the "transition period" or the "six months ended December 31, 2005." The period June 26, 2004 through June 24, 2005 is referred to as

"fiscal 2005," the period June 28, 2003 through June 25, 2004 is referred to as "fiscal 2004" and the period June 29, 2002 through June 27, 2003 is referred to as "fiscal 2003."

PRODUCTS

LIGHTNING AND OVERVOLTAGE SURGE PROTECTION PRODUCTS. The Company designs, produces and markets overvoltage surge protection products. One of the primary uses for the Company's surge protection products is on the subscribers' home or business telephone lines. Surge protectors on a subscribers' home or business telephone lines: (i) protect the subscribers and their equipment; (ii) reduce the subscribers' loss of service; (iii) reduce the communications providers' loss of revenue due to subscriber outages; and (iv) reduce the communications providers' costs to replace or repair damaged equipment. Overvoltage surge protectors differ in power capacity, application, configuration and price to meet varying needs.

         In the United States, the NEC mandates overvoltage surge protectors to be installed on all traditional Telco copper subscribers' telephone lines that are exposed to lightning and accidental contact with electric light or power conductors.

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

         MODULAR STATION PROTECTORS: One of the Company's most advanced overvoltage surge protectors, marketed under the trademark Totel Failsafe(R), combines the Company's three electrode gas tube with a thermally operated failsafe mechanism. The three-electrode gas tube is designed to protect equipment from hazardous overvoltage surges and the failsafe mechanism is designed to insure that, under sustained overvoltage conditions, the protector will become permanently grounded. In certain of its modular protectors, the Company combines the Totel Failsafe(R) protection element with a sealing gel making this protector impervious to severe moisture or environmental contamination while providing advanced overvoltage surge protection. The Company has developed several overvoltage protectors for high-speed broadband applications.

         BROADBAND COAXIAL PROTECTORS: As an integral part of the Company's broadband product line, the Company has developed and patented a high-performance, 75-ohm broadband coax protector to safeguard coaxial cable lines, a cable technology that brings telephony and broadband services to homes and businesses. While providing overvoltage surge protection, the Company's In-Line(R) broadband coax protectors are virtually transparent to the network, permitting high-bandwidth signals to be transmitted without adversely affecting the signal. Utilizing the Company's patent on In-Line(R) coaxial cable surge protectors, the Company also offers for sale a 50-ohm protector product line which is designed to protect wireless service providers' cell sites from the damaging effects of lightning and other surges. While the 1999 edition of the NEC required MSOs to provide overvoltage surge protection on their network powered coax lines, this transmission technology is no longer widely used. As a result, the MSOs currently use little overvoltage surge protection at the subscribers' locations.

         SOLID STATE AND HYBRID MODULAR STATION PROTECTORS: Incorporating solid-state components, the Company's products include solid-state overvoltage surge protectors. While solid-state overvoltage surge protectors are faster than gas tube overvoltage surge protectors at reacting to surges, a feature that some customers believe is important in protecting certain of their sensitive equipment, they have lower energy handling capability and higher capacitance than gas tubes. When an overvoltage surge exceeds the energy handling capacity of the solid-state protector, it fails, causing the telephone or other connected equipment to cease operating. High capacitance on a communication line adversely affects broadband transmission (for example, DSL), distorting the signal. As a result, most Telcos use high-energy handling, low capacitance gas tube protectors at the subscriber location. In the Telco's switching center, where lower energy handling and higher capacitance is not a major concern, solid-state protectors are used more frequently. As communications equipment becomes more complex, a protector's reaction speed to a surge may be perceived to be more critical than its energy handling capabilities. In response, the Company has developed solid state protectors as well as combined solid-state protectors with the Company's gas tubes in hybrid overvoltage surge protectors. While generally more expensive and complex than gas tube surge protectors, the hybrid surge protector can provide the speed of a solid-state protector with the energy handling capability of a gas tube. (See "Business - Competition.")

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

         AC POWERLINE/DATALINE PROTECTORS: The Company has developed powerline/dataline protectors for personal computers and home entertainment systems. These protectors combine the Company's powerline protection technology with the Company's proprietary protection for the telephone, Digital Subscriber Line ("DSL"), Ethernet, universal serial bus ("USB"), satellite and coax lines. The powerline/dataline protector has unique protection and low capacitance qualities that are ideal for certain applications, especially where protection and low capacitance are necessary, particularly for residential powerline networking applications.

         Lightning and overvoltage surge protection products, sold separately from NIDs, accounted for approximately 21% of the Company's net sales for the six month transition period ended December 31, 2005 and 26% for the six months ended December 31, 2004. For the years ended June 24, 2005, June 25, 2004 and June 27, 2003, sales of these products represented 24%, 31% and 27% of the Company's net sales, respectively.

NETWORK INTERFACE DEVICES. The Company designs, produces and markets various NIDs for the Telco market. The Company's Telco NIDs, house the FCC mandated demarcation point between Telco-owned and subscriber-owned property. The Company's Telco NIDs typically also enclose its overvoltage surge protectors and various station electronics, including DSL.

         Telco NID sales (including overvoltage surge protectors and station electronic products installed therein) represented approximately 51% of the Company's net sales for the six month transition period ended December 31, 2005 and 54% for the six months ended December 31, 2004. For the years ended June 24, 2005, June 25, 2004 and June 27,2003, sales of these products represented 54%, 54% and 62% of the Company's net sales, respectively.

VOICE OVER INTERNET PROTOCOL ("VOIP") PRODUCTS: Since 2005, the Company has been designing, producing and marketing various VoIP products, including several passive products which allow MSOs to consolidate multiple phone lines in one location in order to provide VoIP telephony to their cable subscribers. In 2006, the Company expects to introduce additional VoIP products including active devices which will enable MSOs to more effectively deploy VoIP telephony.

STATION ELECTRONIC AND OTHER PRODUCTS: Telcos have been expanding and upgrading their networks with new technologies to provide users with the expanded bandwidth necessary for high-speed transmission of data over traditional Telco lines. TII has developed several DSL station electronic products for this market including DSL POTS (Plain Old Telephone Service) Splitters that isolate the voice and data signals on a Telco line to provide separate outputs for phone and data services which enables DSL service. Additionally, the Company designs, produces and markets station electronic products that are typically installed within a NID. One of the Company's station electronic products allows a Telco to remotely test the integrity of its lines, minimizing costly maintenance dispatches.

HOME NETWORKING PRODUCTS: To address the growing demands and complexities of communications networks in the home, the Company is developing a multi-service residential gateway system that it expects to introduce to the market in mid-2006. The system will be externally mounted and will allow the service provider to deliver a broad range of services.

         Additionally, the Company has introduced HomePlug compatible and HomePlug embedded surge protectors that incorporate the Company's proprietary AC protection and a HomePlug powerline communications integrated circuit. This technology enables networking of voice, data and audio devices through the consumers' AC powerlines. This is one of several new products that the Company has introduced to address the growing HomePlug market. These products are also designed to protect sensitive equipment from the effects of lightning and other hazardous surges, without affecting the high-speed signals that are transmitted over the residential powerlines.

PRODUCT DEVELOPMENT STRATEGY

         New product opportunities continue to arise in the Company's traditional Telco markets, as well as in the OEM and MSO markets. The Company also continues to evaluate the commercial, industrial and international markets for its current products as well as variations of them. The Company's research and development ("R&D") and related marketing efforts are focused on several projects, including:

      o  Further expanding the Company's passive and active VoIP products,
      o Completing development of the Company's multi-service home gateway system which the Company expects to introduce to the market in mid-2006,
      o Further developing DSL and coaxial cable overvoltage surge protectors and station electronics for the growing broadband communications markets, including Telcos and MSOs;
      o Expanding powerline protection technology into targeted markets, including residential powerline communications and broadband over powerline, and
      o Developing fiber optic protection solutions, connectivity products and enclosures to address the deployment of FTTP, as well as the expanding use of fiber in homes and businesses.

         The Company's R&D strategy includes developing products internally, as well as with contract engineers, technology partners and contract manufacturers. The Company's R&D engineers work closely with its contract manufacturers during the design and development phase of all products, especially its gas tubes and enclosures.

         The Company's R&D department is skilled and experienced in various technical disciplines, including physics, electrical, mechanical and software design, with specialization in such fields as plastics, electronics, metallurgy and chemistry. The Company uses contract engineers skilled in specific design tasks. The Company's contract manufacturing partners are similarly skilled in these R&D fields, with engineering and manufacturing expertise to bring a product of the highest quality and at a competitive price to market on time.

         The Company's R&D expense was $1.1 million for the six month period ended December 31, 2005 compared to $582,000 for the six month period ended December 31, 2004. This higher level of expenditure reflects the Company's increased efforts to develop new products for the growth segments of the Telco and MSO markets, including VoIP and DSL related products. The Company expects its R&D expense to continue at this higher level during 2006 as it has accelerated its efforts to complete its multi-service residential gateway which it expects to introduce in mid-2006. For the fiscal years ended June 24, 2005, June 25, 2004 and June 27, 2003, the R&D expense was $1.3 million, $1.4 million and $1.3 million, respectively. Though essentially spending at the same level those past three fiscal years, the

Company had directed a higher portion of its R&D outlays in 2005 to new technologies and products as opposed to its traditional copper-based protection products. (See "Business - Manufacturing).

MARKETING AND SALES

         The Company markets and sells its products to the Telcos and MSOs through direct sales personnel, as well as manufacturers' representatives. Products are distributed either directly or through national and regional distributors. OEM customers are sold direct or through distributors.

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

         The following customers accounted for 10% or more of the Company's consolidated net sales during one or more of the periods presented below. The loss of, or the disruption of shipments to, one of these customers could have a material adverse effect on the Company's results of operations and financial condition.

                                                Six Months Ended                       Fiscal Year Ended
                                         -------------------------------   -------------------------------------------
                                          December 31,     December 31,      June 24,      June 25,         June 27,
                                              2005            2004           2005           2004             2003
                                         -------------    --------------   -----------   ------------    -------------
                                                           (unaudited)
Verizon                                       53%              53%             52%             53%            58%
Tyco Electronics Corporation                   *               12%             10%             13%             7%
Telco Sales, Inc.                             12%              11%             10%             11%            10%
_________________
*Under 10%

         While the Company has begun to more aggressively market and sell into new emerging markets, Telco customers, including those listed above, represented approximately 97% of the Company's sales for the six months ended December 31, 2005. Verizon and its affiliates ("Verizon") is a Telco RBOC. Tyco Electronics Corporation purchases overvoltage protection products from the Company for inclusion within their products for resale to Telcos. Telco Sales, Inc. is a distributor that purchases the Company's products for resale to Telcos.

         On July 8, 2005, the Company received a Product Purchase Agreement (the "Verizon Agreement"), which is a general supply agreement, from Verizon Services Corp. setting forth the terms under which the Company is to continue to provide product to Verizon, with additional approved products and an expanded territory, until March 31, 2010. Prices, warranties, benefits, terms and conditions granted to Verizon under the Verizon Agreement are fixed, but must be at least as favorable as those granted by the Company to other commercial customers under like or similar circumstances. The principal products that will be supplied under the terms of the Verizon Agreement are NIDs for deployment by Verizon in its traditional copper transmission network. The products incorporate the Company's sealing technologies and other components, including overvoltage protection and DSL enabling electronics.

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

         The Company believes that its products offer superior, cost-effective performance, features and characteristics, including high reliability, long life cycles, ease of installation and optimum protection against adverse environmental conditions. The Company believes that this, together with responsive customer service, reduces the risks inherent in "as-ordered" contracts. The Company further believes that its superior products and customer care, attributes which have attracted and maintained its Telco business, will enhance the Company's ability to expand into emerging markets.

         The Company's international sales were approximately $861,000 for the six month period ended December 31, 2005 (4% of sales) and $590,000 for the six month period ended December 31, 2004 (4% of sales). For the years ended June 24, 2005, June 25, 2004 and June 27, 2003, international sales were $1.2 million (4% of sales), $1.8 million (6% of sales) and $768,000 (3% of net sales). International sales have been made primarily to countries in the Caribbean, South and Central America, Canada, the Pacific Rim and Europe. The Company requires foreign sales to be paid for in U.S. currency. International sales are affected by such factors as the North American Free Trade Agreement ("NAFTA") and future Central American Free Trade Agreement ("CAFTA") requirements, exchange rates, changes in protective tariffs and foreign government import controls. The Company believes international markets continue to offer additional opportunities for its products and continues to seek methods to increase these sales.

MANUFACTURING

         While the Company maintains a quick-response, low-cost assembly and specialty gas tube manufacturing operation at its facility in Puerto Rico, substantially all high volume production has been outsourced and is now being produced by contract manufacturers within the Pacific Rim, principally China and Malaysia, utilizing, in most cases, the Company's equipment and processes. The Company's primary contract manufacturer is an independent U.S. based corporation with a wholly owned subsidiary located within China. A second contract manufacturer in Malaysia produces most of the Company's proprietary gas tubes. That company also sells its own gas tubes to competitors of the Company. There are strict non-disclosure agreements with each of these contract manufacturers. The Company depends on its contract manufacturers to produce the majority of its products for sale to customers.

         The Company maintains all final quality assurance approval for all products prior to shipment. The Company's contract manufacturers' facilities are listed by Underwriters Laboratories ("UL") and are ISO 9000 registered. The Company continually evaluates its current and potential contract manufacturers to assure the highest quality product, best delivery and most competitive pricing.

RAW MATERIALS

         The primary components of the Company's products are stamped, drawn and formed parts made out of a variety of commonly available metals, ceramics and plastics. The manufacture of the Company's overvoltage surge protectors and station electronic products use commonly available components, printed circuit boards and standard electrical components, such as resistors, diodes and capacitors. All orders with suppliers of the components utilized in the manufacture of the Company's products are scheduled for delivery within a year. The Company's products contain a significant amount of plastic that is manufactured out of petroleum and the Company imports most of its products from its contract manufacturers, principally in China and Malaysia. A continuation of the trend of increased petroleum prices could have an adverse effect on the cost of the Company's products and profit the Company realizes.

COMPETITION

         The Company faces significant competition across all of its markets and product lines. Its principal competitors within the Telco market are Corning Cable Systems LLC, Tyco Electronics Corporation, which is also a customer of the Company (see "Business - Marketing and Sales") and Bourns Inc. Its principal competition within the MSO market is Tyco Electronics Corporation, Channell Commercial Corporation, Belkin Corporation and American Power Conversion Corp.

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

GOVERNMENT REGULATION

         The Telcos and MSOs are subject to regulation in the United States and in other countries. In the United States, the FCC and various state public service or utility commissions regulate most of the Telcos and other communications access providers who use the Company's products. While such regulations do not typically apply directly to the Company, the effects of such regulations, which are under continuous review and subject to change, could adversely affect the Company's customers and, ultimately, the Company.

         The NEC requires that an overvoltage surge protector listed by UL or another qualified electrical testing laboratory be installed on all traditional Telco copper subscriber telephone lines that are exposed to lightning and accidental contact with electric light or power conductors. Further, while the 1999 edition of the NEC required MSOs provide overvoltage surge protection on their network powered coax lines, this transmission technology is no longer widely used. Listing by UL has been obtained by the Company where required.

         Compliance with applicable federal, state and local environmental regulations has not had, and the Company does not believe that compliance in the future will have, a material adverse effect on its earnings, capital expenditures or competitive position.

EMPLOYEES

         On March 15, 2006, the Company had approximately 93 full-time employees, of whom 49 were employed at the Company's Puerto Rico facility. The Company has not experienced any work stoppage as a result of labor difficulties and believes it has satisfactory employee relations. The Company is not a party to any collective bargaining agreements.

SEASONALITY

         The Company's operations are subject to seasonal variations primarily due to the fact that the Company's principal products, NIDs, are typically installed on the side of homes. During the hurricane season, sales may increase based on the severity and location of hurricanes and the number of NIDs that are damaged and need replacement. Conversely, during winter months when severe weather hinders or delays the Telco's installation and maintenance of their outside plant network, the sales have been adversely affected until replacements can be installed (at which time sales increase).

ITEM 1A.          RISK FACTORS

         An investment in our common stock involves a number of risks. Our business and future operating results may be affected by many risks, uncertainties and other factors, including those set forth below. If any of the following risks were to occur, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected, the market price of our common stock could decline and you may lose all or part of your investment. The risks, uncertainties and other factors described in this Report are not the only ones we face. There may be additional risks, uncertainties and other factors that we do not currently consider material or that are not presently known to us.

                         RISKS RELATING TO OUR BUSINESS

OUR PRIMARY MARKET, THE TRADITIONAL TELCO COPPER-BASED TRANSMISSION NETWORK, HAS BEEN DECLINING OVER THE LAST SEVERAL YEARS.

         Principally due to the competitive impact of alternative technologies that compete with the Telco's traditional copper-based transmission network, such as cellular service and Fiber to the Premise ("FTTP"), and competition from multi-system operators ("MSOs"), there have been cutbacks in copper-based construction and maintenance budgets by the Telcos and a reduction in the number of their access lines. As a result, our principal copper-based business has been adversely affected.

         In this regard, our major customer, Verizon, has begun its strategy to deploy FTTP. This multi-year program has resulted in a reduction of capital outlays on its traditional copper network and has, therefore, impacted our traditional protection based products since FTTP networks require less traditional protection than current copper networks. Though the full extent of the impact on the Company of this program is not yet known, the Company believes that while the current embedded copper infrastructure will continue to play a significant role as a transmission medium for years to come, it will continue to decline year to year. Further, there can be no assurance that this trend will not accelerate.

NEW PRODUCT INTRODUCTIONS BY US COULD BE COSTLY AND THERE IS NO CERTAINTY THAT WE WILL BE ABLE TO SUCCESSFULLY DEVELOP OR MARKET THEM.

         In response to the trend by Telco's to move away from reliance on their cooper-based transmission network, we have been pursuing new markets with new products designed to take advantage of our proprietary overvoltage surge protection, enclosure technologies and electronic design capabilities while continuing to meet the needs of our existing customers.

         Our success will depend, in large measure, upon our ability to timely identify and develop new, competitively priced products to keep pace with changes in technology and customer preferences, enhance our current product offerings, and develop new products that address our customers' and the marketplace's needs for additional functionality and new technologies. In this regard we have been developing various Voice over Internet Protocol, so called VoIP products, new station electronic and other products for Telcos, MSOs and home networking products for consumers. See Item 1, "Business - Products." o The development of new products is subject to a variety of risks, including:

         o Our ability to determine and meet the changing needs of our customers and the marketplace,

         o Our ability to predict market requirements and develop new products meeting those needs in advance of the development of similar or advanced products by our competitors,

         o Our ability to develop and engineer products on a timely basis, within budget and at a quality and performance level that will enable us to manufacture, or have manufactured for us, and then sell on a profitable basis,

         o The availability or ability to obtain sufficient financing to fund any capital investments needed to develop, manufacture, market and sell new products,

         o Product development cycles that can be lengthy and are subject to changing requirements and unforeseen factors that can result in delays,

         o New products or features which may contain defects that, despite testing, are discovered only after a product has been installed and used by customers,

         o The market for our products is characterized by changing technology, evolving industry standards, changes in customer requirements, and product introductions and enhancements.


         We cannot provide assurance that products that we have recently developed or may develop in the future will achieve market acceptance. If our new products fail to achieve market acceptance, or if we fail to develop new or enhanced products that achieve market acceptance, our growth prospects and competitive position could be adversely affected. In addition, we cannot assure you that we will be successful in the development of new, profitable products or that we will not encounter delays, defects, or product recalls or that we will be able to respond timely to changing industry and customer needs.

WE ARE DEPENDENT UPON A SMALL NUMBER OF CUSTOMERS FOR MOST OF OUR REVENUE AND A DECREASE IN SALES TO THESE CUSTOMERS COULD SERIOUSLY HARM OUR BUSINESS.

         A relatively small number of customers account for most of our revenue. Our principal customer, Verizon, accounted for 53%, 52% and 53%, and our other two principal customers, in the aggregate, accounted for 21%, 20% and 24%, of our revenue in the six month transition period ended December 31, 2005, June 24, 2005 and June 25, 2004, respectively. See Item 1, "Business - Marketing and Sales." We expect that, at least in the near term, we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. There can be no assurance that we will be able to retain our largest customers or that we will be able to obtain additional customers or replace key customers we may lose or who may reduce their purchases from us. The loss of one or more of these customers, or a substantial diminution in orders received from these customers, would have a material adverse effect on us.

OUR CONTRACT WITH VERIZON IS A GENERAL SUPPLY CONTRACT AND, AS SUCH, VERIZON IS NOT REQUIRED TO PURCHASE ANY SPECIFIC PRODUCT FROM US AND OUR CONTRACT ALSO CONTAINS OTHER TERMS FAVORABLE TO VERIZON THAT COULD ADVERSELY IMPACT OUR FUTURE RESULTS OF OPERATIONS.

         On July 8, 2005, we received a general supply agreement from Verizon, setting forth the terms under which we are to continue to provide product to Verizon, including additional approved products and an expanded territory, until March 31, 2010. General supply agreements do not require Telcos to purchase specific quantities of product and can be terminated without cause by either party, or extended by mutual written agreement. Prices, warranties, benefits, terms and conditions granted to Verizon under the Verizon agreement are fixed, but must be at least as favorable as those granted by us to other commercial customers under like or similar circumstances. The loss of Verizon as a purchaser of our products, or a substantial decrease in the orders received from Verizon, could have a material adverse effect on us.


OUR DEPENDENCE UPON KEY CUSTOMERS AND LACK OF LONG TERM COMMITMENTS WITH CUSTOMERS OTHER THAN VERIZON MAKES IT EASIER FOR THOSE CUSTOMERS TO CEASE OR REDUCE PURCHASES FROM US.

         In most instances, our sales are made under open purchase orders received from time to time from our customers general supply contracts which cover one or more of our products. Some of those contracts permit the customer to terminate the contract due to:

o   the availability of more advanced technology,

o   our inability to deliver a product that meets the specifications on time, or

o   in certain cases, at any time upon notice.

       In addition, although most of our general supply contracts contain terms, such as the purchase price, they do not establish minimum purchase commitments.

WE HAVE CERTAIN CONTRACTUAL LIMITATIONS ON PRICE INCREASES, WHICH COUPLED WITH PRICING PRESSURES, COULD ADVERSELY AFFECT OUR GROSS PROFIT MARGINS.

         Pricing pressures in the markets in which we operate are intense due in part to the consolidation of various telephone companies and their resulting purchasing power. Our general supply contracts generally prohibit us from increasing the price of our products to be sold under the contract for stated periods of time. Accordingly, any significant increase in our costs during those periods, without offsetting price increases, could adversely affect our gross profit margins.

OFFSHORE MANUFACTURING POSES A NUMBER OF RISKS.

         Currently we depend on offshore contract manufacturers, principally in China and Malaysia, for the timely delivery of high quality product. As a result, we are subject to risks of doing business outside the United States, including:

     o potential delays and added delivery expenses in meeting rapid delivery schedules of our customers

     o potential U.S. government sanctions, such as embargoes and restrictions on importation

     o   potential currency fluctuations

     o   potential labor unrest and political instability

     o   potential restrictions on the transfer of funds

     o   U.S. customs and tariffs

     o Weather, such as Typhoons that could disrupt the delivery of product from our Pacific Rim contract manufacturers, and

     o   Health risks in the Pacific Rim region, such as bird flu or SARS.

WE ARE DEPENDENT UPON SUPPLIERS OF PRODUCT COMPONENTS, THE LOSS OF WHOM COULD RESULT IN MANUFACTURING AND DELIVERY DELAYS, AFFECT OUR ABILITY TO OBTAIN COMPONENTS AND INCREASE PRICES TO US.

         Our contract manufacturers provide the components necessary to produce products for us. Generally they have no long-term supply contracts. Although we believe that substantially all components and supplies used will continue to be available in adequate quantities at competitive prices, we cannot assure you that we will not experience the absence of components or supplies, delays in obtaining their delivery or increases in prices in the future.

TECHNOLOGICAL CHANGES PERTAINING TO OUR OVERVOLTAGE SURGE PROTECTORS COULD RENDER THEM OBSOLETE.

         Our overvoltage surge protectors are based principally on gas tube technology. Solid state surge protectors have been developed for use in the telecommunications industry as a competitive technology to gas tubes. While solid state overvoltage surge protectors are faster at reacting to surges, gas tube overvoltage surge protectors have generally remained the surge protection technology of choice by most telephone companies because of the gas tube's ability to withstand significantly higher energy surges than solid state overvoltage surge protectors. However, as communications equipment becomes more complex, the speed of the protector in reacting to a surge may be perceived to be more critical than its energy handling capabilities. Also, solid state protectors can be combined with gas tubes into a hybrid overvoltage surge protector module. While hybrid surge protectors are generally more expensive and complex than gas tube surge protectors, the hybrid unit can combine the speed of a solid state unit with the energy handling capability of a gas tube unit.

         Although we have developed solid state and hybrid surge protectors, the development by competitors of similar products with increased energy handling capabilities, or the development of lower cost, more reliable hybrid surge protectors, could adversely affect our sales.

OUR CREDIT FACILITY IMPOSES RESTRICTIONS ON OUR ABILITY TO OPERATE OUR BUSINESS AND OBTAIN ADDITIONAL FINANCING WHICH MAY AFFECT OUR ABILITY TO GROW.

         We currently have a credit facility in the amount of $3.0 million. The revolving credit facility is limited by a borrowing base equal to 85% of eligible accounts receivable, subject to reserves. At December 31, 2005, there were no borrowings outstanding under the revolving credit facility. The credit facility requires us to maintain a tangible net worth of $12.0 million and working capital of at least $6.0 million. As of December 31, 2005, our tangible net worth was approximately $18.3 million excluding intangible assets and working capital was $15.2 million, and we were in compliance with all covenants under the credit facility.

         The credit facility prohibits, without the lender's consent:

o  our payment of cash dividends,

o  significant changes in our management or ownership,

o  business acquisitions by us,

o our incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and

         The credit facility expires in September 2006 but will be automatically renewed for successive two year periods unless terminated by the lender at any time on 60 days notice or by us on 60 days notice prior to the end of the current term or any renewal term. Therefore, if the credit facility is renewed without modifying the covenants, the covenants will remain effective unless and until we obtain the consent of the lender, the lender terminates the credit facility or we can again terminate the credit facility in September 2008.

         If the amount we may borrow under the credit facility is not sufficient for our needs, we may require financing from other sources, which we may not be able to obtain until the credit facility is terminated. Our inability to obtain the financing could have a material adverse effect on our ability to expand our business.

ACCOUNTING RULES FOR STOCK-BASED COMPENSATION MAY ADVERSELY AFFECT OUR OPERATING RESULTS, OUR STOCK PRICE AND OUR COMPETITIVENESS IN THE EMPLOYEE MARKETPLACE.

         We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Shared-based Payment," which has required us, since June 25, 2005, to measure compensation costs for all stock-based compensation, including stock options, at fair value and to recognize these costs as expenses in our statements of operations. The recognition of these expenses in our statements of operations will have a negative effect on our earnings and earnings per share, which could negatively impact our future stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

WE WILL INCUR SIGNIFICANT COSTS IN IMPLEMENTING, AND THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO IMPLEMENT IN A TIMELY MANNER, THE INTERNAL CONTROL PROCEDURES NECESSARY TO ALLOW OUR MANAGEMENT TO REPORT ON THE EFFECTIVENESS OF OUR INTERNAL CONTROLS AS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002.

         Under Section 404 of the Sarbanes-Oxley Act of 2002, we may be required to furnish an internal control report of management's assessment of the effectiveness of our internal control over financial reporting, as part of our Annual Reports on Form 10-K. Our independent registered public accounting firm will then be required to attest to, and report on, our management's assessment. In order to issue our report, our management must document both the design of our internal controls and the testing processes that support management's evaluation and conclusion. Compliance with Section 404 by non-accelerated filers, such as us, has been pushed back by the Securities and Exchange Commission to years ending after July 15, 2007 and, therefore, as a non-accelerated filer, we do not have to comply with Section 404 until our year ended December 31, 2007. Other proposals have been made to exempt smaller companies, such as us, from Section 404 compliance. In addition, the Committee of Sponsoring Organizations of the

Treadway Commission, known as COSO, on October 28, 2005, issued an exposure draft designed to assist small public companies in establishing a framework for assessing and reporting on the effectiveness of their internal control over financial reporting. It includes illustrative ways to design and implement effective internal controls in a cost saving manner. Final guidance is expected to be issued during the first quarter of 2006. As a result, we have not begun the necessary processes and procedures to comply with Section 404. If we are required to comply with Section 404, there can be no assurance that we will be able to complete the work necessary for our management to issue its management report in a timely manner, that management will be able to report that our internal control over financial reporting is effective or that our independent registered public accounting firm will concur in our management's assessment.

         In addition, we estimate that, over the next two years, we will incur significant expenses to implement such procedures and controls, which will directly impact our results of operations.

                       RISKS RELATING TO OUR COMMON STOCK

WE DO NOT ANTICIPATE PAYING DIVIDENDS.

         We intend to retain any future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility prohibits us from declaring and paying any dividends.

THE ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND UNDER DELAWARE LAW MAY DISCOURAGE OR PREVENT TAKEOVER OFFERS WHICH COULD INCREASE THE PRICE OF OUR STOCK IF THOSE PROVISIONS DID NOT EXIST.

         Our certificate of incorporation and the Delaware General Corporation Law contain provisions that, while intended to enable our Board of Directors to maximize security holder value, could discourage or prevent any attempts by outsiders to obtain control of us through mergers, tender offers, proxy contests and other means and could prevent or delay changes in our management. Generally, attempts to obtain control of a company results in security holders obtaining a premium above the market price of a company's stock before the attempt is made. These provisions include the following:

o    a shareholder rights plan;

o the ability to issue preferred stock with terms fixed by our Board of Directors at the time of their issuance without further security holder authorization;

o    a supermajority vote to authorize certain transactions;

o    a classified Board of Directors;

o    a requirement that directors may be removed only by stockholders for cause;

o    the benefits of Delaware's "anti-takeover" statutory provisions.


FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

         Sales of significant amounts of our common stock in the public market, including short sale transactions, or the perception that such sales will occur, could adversely affect prevailing trading prices of our common stock.

THE PRICE OF OUR COMMON STOCK MAY CONTINUE TO BE VOLATILE.

         The market price of our common stock has been at times, and may in the future be, subject to wide fluctuations. See Item 5, "Market For Registrant's Common Equity And Related Stockholder Matters." Factors that may adversely affect the market price of our common stock include, among other things:

o    quarter to quarter variations in operating results,

o    the occurrence of events that affect or could affect our operating results,

o    changes in earnings estimates by analysts,

o announcements regarding technological innovations or new products by us or others,

o    announcements of gains or losses of significant customers or contracts,

o    prospects in the communications industry,

o    changes in the regulatory environment,

o    market conditions, and

o the sale or attempted sale of large amounts of our common stock into the public markets.

THERE IS NO ASSURANCE OF CONTINUED NASDAQ LISTING OF OUR COMMON STOCK.

         Although we are currently in compliance with the Nasdaq Capital Market continuing listing requirements, we cannot assure you that our common stock will continue to be quoted on Nasdaq. Among other things, our common stock is required to have a minimum bid price of at least $1.00 per share except during certain limited periods. The price range of our common stock on the Nasdaq Capital Market since January 1, 2004 is indicated under Item 5, "Market For Registrant's Common Equity And Related Stockholder Matters." If we fail to maintain a Nasdaq listing by reason of the price of our common stock, our common stock will likely be traded on the Nasdaq OTC Bulletin Board or under the quotation system maintained by Pink Sheets, LLC. In such event, the market value of our common stock could decline and security holders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

IF OUR COMMON STOCK CEASES TO BE LISTED ON NASDAQ, IT COULD BE SUBJECT TO "PENNY STOCK" REGULATIONS.

         Broker/dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 that are not registered on certain national securities exchanges or quoted on the Nasdaq system. Quotation on the Nasdaq OTC Bulletin Board is not sufficient to avoid being treated as a "penny stock." The penny stock rules require a broker/dealer, prior to a transaction in a penny stock, not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that, prior to a transaction in a penny stock, the broker/dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our securities become subject to the penny stock rules, investors in our securities may find it more difficult to sell their securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         Not applicable.

ITEM 2.  PROPERTIES

         The Company occupies a single story building and a portion of another building, consisting of an aggregate of approximately 13,000 square feet, in Copiague, New York under leases that expire in July 2006. The Company is in the process of negotiating an extension of these leases. These facilities house the Company's principal research and development activities, marketing, administrative and executive offices.

         The Company also leases a 20,000 square foot facility in Toa Alta, Puerto Rico, which is approximately 20 miles southwest of San Juan, under an agreement that was scheduled to expire in April 2006 but which the Company and landlord have agreed to extend until April 2007. This facility contains certain of the Company's assembly and manufacturing, warehousing and quality assurance functions.

         In February 2006, the Company entered into a contract with an unrelated third party to purchase a 20,000 square foot building in Edgewood, New York for $2.8 million. The Company plans to consolidate its two New York facilities into this new facility in late 2006 and is assessing future additional consolidation of its Puerto Rico operations into this same facility.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceedings. However, from time to time the Company is subject to legal proceedings or claims which arise in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held on December 1, 2005, the Company's stockholders:

       a. Elected the following to serve as Class II directors of the Company until the Company's 2008 Annual Meeting of Stockholders to be held in the year 2008 and until their respective successors are elected and qualified by the following votes:

                                                     For               Withheld
                                                     ---               --------
              Mark T. Bradshaw                   10,312,634            1,030,158
              James R. Grover                    10,273,294            1,069,498
              Charles H. House                   10,033,923            1,308,869

       b. Ratified the Company's 2005 Employee Stock Purchase Plan by the following vote:

                 For           Against            Abstain      Broker Non-Votes
                 ---           -------            -------      ----------------
              4,386,771       1,037,894           35,076          5,883,051

       c. Ratified the Company's proposal to permit directors to accept shares of Common Stock of the Company in lieu of annual directors' fees by the following vote:

                 For           Against            Abstain      Broker Non-Votes
                 ---           -------            -------      ----------------
              4,531,154        889,293            39,294          5,883,051

       d. Ratified the amendment to the Company's 1998 Stock Option Plan to increase the number of shares of Common Stock subject thereto from 2,500,000 to 3,000,000 by the following vote:

                 For           Against            Abstain      Broker Non-Votes
                 ---           -------            -------      ----------------
              3,690,542       1,732,647           39,552           5,880,051

       e. Ratified the amendment to the Company's 2003 Non-Employee Director Stock Option Plan to increase the number of shares subject to options to be granted thereunder annually by the following vote:

                 For           Against            Abstain      Broker Non-Votes
                 ---           -------            -------      ----------------
              3,801,303       1,617,958           43,480          5,880,051

       f. Ratified the selection by the Board of Directors of KPMG LLP as the Company's independent public accountants for the Company's fiscal year ending June 30, 2006 by the following vote:

                 For           Against            Abstain
                 ---           -------            -------
              11,268,522        48,084            26,186

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the NASDAQ Capital Market under the symbol "TIII". The following table sets forth, for each calendar quarter since June 26, 2004, the high and low sales prices of the Company's common stock on that market:

                                                                    High               Low
                                                                    ----               ---
TRANSITION PERIOD
     Three Months Ended September 30, 2005                   $        2.10    $        1.19
     Three Months Ended December 31, 2005                             4.10             1.66

FISCAL YEAR ENDED JUNE 24, 2005
     First Quarter                                                    1.62             0.97
     Second Quarter                                                   1.74             1.06
     Third Quarter                                                    2.09             1.37
     Fourth Quarter                                                   2.19             1.16

FISCAL YEAR ENDED JUNE 25, 2004
     First Quarter                                                    1.36             0.39
     Second Quarter                                                   2.98             1.01
     Third Quarter                                                    2.67             1.57
     Fourth Quarter                                                   2.05             1.11

         As of March 15, 2006, the Company had approximately 326 holders of record of its common stock.

         To date, the Company has paid no cash dividends. For the foreseeable future, the Company intends to retain all earnings generated from operations for use in the Company's business. Additionally, the Company's revolving credit facility entered into September 2003 prohibits the payment of cash dividends.

         Since June 25, 2005, the only shares of common stock sold by the Company that were not registered under the Securities Act of 1933, as amended (the "Act"), were:

         On September 14, 2005, the Company issued 35,000 shares of common stock, , to Charles H. House, a director of the Company who became non-executive Chairman of the Board of Directors, pursuant to a Consulting Agreement under which Mr. House is providing certain management/marketing advisory services to the Company for a one year term.

         On October 5, 2005 and November 21, 2005, the Company issued 16,950 and 1,973, respectively, shares of its common stock, in lieu of cash compensation in the amount of $30,000 and $10,000, respectively, to two key employees as an inducement to them to join the Company as employees.

         Each acquirer of the shares represented, among other things, that he was acquiring the shares for his own account, for investment only, and not with a view toward their resale or distribution, and acknowledged that the shares purchased may not be resold unless subsequently registered under the Securities Act of 1933, as amended (the "Securities Act"), or unless an exemption from registration is available. The certificates evidencing the shares contain a legend to that effect. The Company believes that the issuance of the shares was exempt from the registration provisions of the Securities Act by virtue of the exemption afforded under Section 4(2) of the Securities Act. The Company did not repurchase any shares of its common stock since June 25, 2005.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         On December 21, 2005, TII's Board of Directors approved a change in the Company's fiscal year end from the last Friday in June to December 31, effective December 31, 2005. This change was made to align the Company's reporting period with the budgetary and reporting periods of the Company's largest customers and provide an easier comparison of the Company's reported results with those of other companies. The following selected financial information for the six months ended December 31, 2005, and for the years ended June 24, 2005, June 25, 2004, and June 27, 2003 are derived from, and are qualified by reference to, our audited consolidated financial statements and are included elsewhere in this Transition Report on Form 10-K/T. The financial information for the six months ended December 31, 2004 is unaudited but in the opinion of management, reflects all adjustments consisting of normal recurring adjustments necessary for a fair statement of the results of operations for the six months then ended. The financial information as of June 27, 2003, June 28, 2002 and June 29, 2001 are derived from audited financial statements not included in this Report. The following Selected Consolidated Financial Data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" included elsewhere in the Report. The historical results are not necessarily indicative of the results of operations to be expected in the future.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

                                     Six Months Ended                               Fiscal Years Ended
                                ----------------------------    -----------------------------------------------------------
                                December 31,     December       June 24,    June 25,    June 27,     June 28,    June 29,
                                    2005         31, 2004          2005        2004        2003        2002         2001
                                -------------- -------------    ----------- ----------- ----------- ------------ -----------
                                               (Unaudited)
Statements of Operations Data:
   Net sales                    $    19,921    $    14,005      $  26,796   $  28,485   $   24,073  $   29,801   $   39,323
   Operating earnings (loss)    $     1,574    $       855      $   1,097   $   1,582   $     (997) $   (6,865)  $   (7,589)
   Net earnings (loss)
      attributable to common
      stockholders              $     5,976    $       851      $   1,392   $   1,563   $   (1,008) $   (6,541)  $   (7,540)
   Diluted net earnings (loss)
      per share attributable
      to common stockholders    $      0.46    $      0.07      $    0.11   $    0.12   $    (0.09) $    (0.56)  $    (0.65)

Balance Sheet Data:
   Working capital              $    15,195    $    12,126      $  12,442   $  11,037   $    8,235  $    8,224   $   13,910
   Total assets                 $    26,986    $    18,663      $  22,149   $  17,802   $   15,101  $   18,528   $   30,762
   Long-term obligation         $        96    $         -      $       -   $       -   $       39  $      489   $    1,463
   Redeemable preferred stock   $         -    $         -      $       -   $       -   $        -  $        -   $    1,626
   Stockholders' equity         $    23,119    $    16,312      $  16,853   $  15,461   $   13,771  $   14,779   $   21,224

         No cash dividends were declared in any of the reported periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with Item 8, "Selected Consolidated Financial Data" and Item 8 "Financial Statements and Supplementary Data" and notes thereto included elsewhere in this Transition Report on Form 10-K/T. Historical operating results are not necessarily indicative of results that may occur in future periods. This discussion and analysis contains forward-looking statements that involve risks uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Forward-Looking Statements" preceding Item 1 in Item 1A, "Risk Factors" and elsewhere in this Transition Report on Form 10-K/T. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report.

OVERVIEW:
BUSINESS

         TII Network Technologies, Inc. and subsidiary (together, the "Company" or "TII"), designs, produces and markets network protection and management products, including lightning and surge protection products, network interface devices ("NIDs"), DSL, VoIP and other station electronics products and a multi-service residential gateway system.

GENERAL

         The Company's primary market, the traditional Telco copper-based transmission network, has been declining over the last several years. This is due principally to the competitive impact of alternative technologies that compete with the Telco's traditional copper-based transmission network (examples include cellular service and Fiber to the Premise ("FTTP") and competition from multi-system operators ("MSOs"). This trend, which has resulted in cutbacks in copper-based construction and maintenance budgets by the Telcos and a reduction in the number of their access lines, has adversely affected the Company's principal copper-based business. In response to this trend, the Company has been pursuing new markets with new products designed to take advantage of the Company's more than 40 years of network related experience focusing on proprietary overvoltage surge protection, enclosure technologies and electronics design capabilities.

         The Company's major customer, Verizon, has begun its strategy to deploy FTTP. This multi-year program has resulted in a reduction of capital outlays on its traditional copper network and has therefore impacted the Company's traditional protection based products since FTTP networks require less traditional protection than current copper networks. Though the full extent of the impact on the Company of this program is not yet known, the Company believes that, while the current embedded copper infrastructure will continue to play a significant role as a transmission medium for years to come, it will continue to decline year to year.

         On July 8, 2005, the Company received a Product Purchase Agreement (the "Verizon Agreement"), which is a general supply agreement, executed by Verizon Services Corp., setting forth the terms under which the Company would continue to provide product to Verizon, including additional approved products and an expanded territory, until March 31, 2010. General supply agreements do not require Telcos to purchase specific quantities of product and can be terminated without cause by either party, or extended by mutual written agreement. Prices, warranties, benefits, terms and conditions granted to Verizon under the Verizon Agreement are fixed, but must be at least as favorable as those granted by the Company to other commercial customers under like or similar circumstances.

CHANGE IN FISCAL YEAR

         On December 21, 2005, the Company's Board of Directors changed he Company's fiscal year end from the last Friday in June to December 31, effective December 31, 2005. This change was made to align the Company's reporting period with the budgetary and reporting periods of the Company's largest customers and provide an easier comparison of the Company's reported results with those of other companies. The six months ended December 31, 2005 results of operations discussed below are for the transition period June 25, 2005 through December 31, 2005 and is referred to as the "transition period" or the "six months ended December 31, 2005." The period June 26, 2004 through June 24, 2005 is referred to as "fiscal 2005," the period June 28, 2003 through June 25, 2004 is referred to as "fiscal 2004" and the period June 29, 2002 through June 27, 2003 is referred to as "fiscal 2003." As a result, Management's Discussion and Analysis of Financial Condition and Results of Operations compares financial information as of and for the six month transition period ended December 31, 2005 with financial information as of and for the comparable six months ended December 31, 2004.

RESULTS OF OPERATIONS:

The following table sets forth certain statement of operations information as a percentage of net sales for the periods indicated:

                                                            Six Months Ended                        Fiscal Year Ended
                                                     -----------------------------       -----------------------------------------
                                                     December 31,     December 31,         June 24,       June 25,       June 27,
                                                     ------------     ------------       ------------   ------------  ------------
                                                         2005             2004               2005           2004           2003
                                                                      (unaudited)
Net sales                                              100.0%             100.0%            100.0%         100.0%         100.0%
Cost of sales                                           65.8               69.9              70.5           69.8           75.9
                                                     ------------     ------------       ------------   ------------  ------------
         Gross profit                                   34.2               30.1              29.5           30.2           24.1
                                                     ------------     ------------       ------------   ------------  ------------
Operating expenses:
     Selling, general and administrative                20.9               19.8              20.5           19.9           22.7
     Research and development                            5.4                4.2               4.9            4.8            5.6
                                                     ------------     ------------       ------------   ------------  ------------
           Total operating expenses                     26.3               23.9              25.4           24.7           28.2
                                                     ------------     ------------       ------------   ------------  ------------
           Operating earnings (loss)                     7.9                6.1               4.1            5.6           (4.1)
Interest expense                                          -                  -                 -              -             (.2)
Interest income                                           .4                 .3                .3             .1             .1
Other income                                              -                  -                1.0             .1             .1
                                                     ------------     ------------       ------------   ------------  ------------
Earnings (loss) before income taxes                      8.2                6.3               5.4            5.7           (4.2)
(Benefit) provision for income taxes                   (21.8)                .2                .2             .2             -
                                                     ------------     ------------       ------------   ------------  ------------
Net earnings (loss)                                     30.0                6.1               5.2            5.5           (4.2)
                                                     ============     ============       ============   ============  ============
*    Numbers may not add due to rounding.

SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2004


         Net sales for the six months ended December 31, 2005 were $19.9 million compared to $14.0 million for the comparative prior year period, an increase of $5.9 million or 42.2%. The increase over the prior year comparative period was due to the receipt of initial stocking orders under the expanded general supply agreement received from the Company's largest customer in July 2005, a general increase in sales due to the expanded territories covered under this new agreement and increased sales to existing and new customers of recently developed products, including DSL and VoIP products.

         Gross profit for the six months ended December 31, 2005 was $6.8 million compared to $4.2 million for the comparative prior year period, an increase of approximately $2.6 million or 62.0%, while gross profit margins for those periods were 34.2% and 30.1%, respectively. The increase in gross profits for the comparative periods is primarily due to the higher sales levels. The improved gross profit margins during those periods was primarily due to both the higher sales levels and the Company's relatively low variable overhead cost structure as a result of the high percentage of outsourced production and an improved sales mix of higher margin products.

         Selling, general and administrative expenses for the six months ended December 31, 2005 increased $1.4 million or 50.4% to $4.2 million from $2.8 million in the similar prior year period. This increase was primarily due to the following factors: initial ramp-up of marketing efforts associated with the Company's planned introduction of its new multi-service residential gateway, increased sales and marketing expenses associated with the Company's entrance into new markets, professional fees associated with changing the Company's fiscal year-end to December 31, an increase in sales related expenses due to the higher sales levels and stock option expense as a result of the adoption of SFAS No. 123R "Share-Based Payment."

         Research and development expense was $1.1 million for the six month period ended December 31, 2005 compared to $582,000 for the six month period ended December 31, 2004. This higher level of expenditure reflects the Company's increased efforts to develop new products for the growth segments of the Telco and MSO markets, including VoIP and DSL related products. The Company expects its R&D expense to continue at this higher lever during 2006 as it has accelerated its efforts to complete its multi-service residential gateway which it expects to introduce in mid-2006.

         Interest expense was $3,000 in the six month transition period ended December 31, 2005 compared to $4,000 in the comparable period in 2004, a decrease of approximately $1,000 or 25%.

         Interest income was $73,000 in the six month transition period compared to $36,000 in the comparable six month period of 2004, an increase of approximately $37,000 or 102%.

         The Company recognizes net deferred tax assets on its balance sheet if it is more likely than not that they will be realized on future tax returns. Until the quarter ended December 31, 2005, the Company had provided a full valuation allowance against its accumulated deferred tax assets, reflecting uncertainty about future profitability and the Company's ability to realize them. In the quarter ended December 31, 2005, management reassessed the valuation allowance previously established against deferred tax assets. Factors considered included: historical results of operations, dependence on one customer for greater than fifty percent of sales, volatility in the telecommunications market and the Company's ability to project earnings based on current operations. Based on an analysis of these factors, management concluded that it was more likely than not that a portion of the deferred tax assets would be realized and, accordingly, reduced the valuation allowance which resulted in an income tax benefit of approximately $4.4 million.

         Net earnings for the six month transition period ended December 31, 2005 were $6.0 million or $0.46 per diluted share, including the tax benefits of $4.4 million described above relating to the reduction of valuation allowance.

         FISCAL YEARS ENDED JUNE 24, 2005, JUNE 25, 2004 AND JUNE 27, 2003


         Net sales in fiscal 2005 decreased $1.7 million or 5.9% to $26.8 million from $28.5 million in fiscal 2004. The comparative decrease in sales for fiscal 2005 from fiscal 2004 was the result of a sharp increase in the need for the Company's products in the first quarter of fiscal 2004, primarily due to the hurricanes that occurred in the areas serviced by the Company's principal customer during the summer of calendar 2003. Net sales in fiscal 2004 increased $4.4 million or 18.3% to $28.5 million from $24.1 million in fiscal 2003 as a result of an increased need for the Company's products primarily due to the hurricanes that occurred during the summer of calendar 2003, compounded by the low inventory levels that the Company's customers were then carrying, and the impact of the improvement in the telecommunications industry for some of the Company's customers. These increases were partially offset by the reduction in the number of telephone access lines being deployed.

         Gross profit in fiscal 2005 was $7.9 million compared to $8.6 million in fiscal 2004, a decrease of approximately $713,000, or 8.3%. Gross profit margins as a percentage of net sales for those periods were 29.5% and 30.2%, respectively. The lower gross profit levels and margin was due to the effect of fixed overhead costs on lower sales levels. Gross profit in fiscal 2004 was $8.6 million compared to $5.8 million in fiscal 2003, an increase of approximately $2.8 million or 48.4%. Gross profit margins as a percentage of net sales for those periods were 30.2% and 24.1%, respectively. The improved gross profit level and margin were primarily due to the increased sales levels and the actions that the Company had taken to reduce the cost of producing its products.

         Selling, general and administrative expenses in fiscal 2005 were $5.5 million compared to $5.7 million in fiscal 2004, a decrease of approximately $189,000 or 3.3% resulting due to the absence in fiscal 2005 of gains of $222,000 realized in fiscal 2004 from the sale of the Company's two remaining condominiums in Puerto Rico. Selling, general and administrative expenses increased by $33,000 in fiscal 2005, excluding the effect of these gains. Selling, general and administrative expenses in fiscal 2004 were $5.7 million compared to $5.5 million in fiscal 2003, an increase of approximately $215,000 or 3.9% due to $212,000 of gains from the sale of condominiums in Puerto Rico in fiscal 2003.

         Research and development expenses in fiscal 2005 were $1.3 million compared to $1.4 million in fiscal 2004, a decrease of approximately $39,000 or 2.9%. Research and development expenses in fiscal 2004 were $1.4 million compared to $1.3 million in fiscal 2003. Though essentially spending at the same level over the last three fiscal years, the Company has been spending a higher portion of these expenses on products outside its traditional copper-based telecom related protection products as it seeks to diversify its traditional customer and product base.

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

         Other income in fiscal 2005 resulted from a gain of $265,000 from the net settlement received from the surrender of whole-life insurance policies that the Company had on the life of the Company's Chief Executive Officer.

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

IMPACT OF INFLATION

         The Company does not believe its business is affected by inflation to a greater extent than the general economy. The Company's products contain a significant amount of plastic that is petroleum based. The Company imports most of its products from contract manufacturers, principally in Malaysia and China and fuel costs are a significant component of transportation costs to obtain delivery of products. Accordingly, continuation of the trend of increased petroleum prices could have an adverse effect on the cost of the Company's products and profit the Company realizes. Also, increased labor costs in the countries in which the Company's contract manufacturers produce products for the Company could increase the cost of products to the Company. The Company monitors the impact of inflation and attempts to adjust prices where market conditions permit, except that the Company may not increase prices under the Verizon Agreement. Inflation has not had a significant effect on the Company's operations during any of the reported periods.

LIQUIDITY AND CAPITAL RESOURCES

         The following table highlights selected cash flow components for the transition period and the comparable six month period in 2004 and selected balance sheet components as of December 31, 2005 and June 24, 2005 (dollars in thousands):

                                                        Six Months Ended
                                             --------------------------------------
                                                December 31,        December 31,             $                   %
                                                   2005                 2004              Change             Change
                                             ------------------   ----------------    ----------------    ---------------
Cash provided by (used in):
     Operating activities                    $         1,066      $         2,535     $        (1,469)             58.0%
     Investing activities                               (372)                (167)               (205)            122.8%
     Financing activities                                103                    -                 103               -


                                                December 31,           June 24,               $                   %
                                                    2005                 2005               Change             Change
                                             ------------------   ----------------    ----------------    ---------------
Cash and cash equivalents                    $         5,326      $         4,529     $           797              17.6%
Working capital                                       15,195               12,442               2,753              22.1%



         The Company's cash and cash equivalents increased during the six month transition period ended December 31, 2005 by $797,000 to $5.3 million from $4.5 million at the fiscal year ended June 24, 2005. During the six month transition period ended December 31, 2005, the Company generated $1.1 million of net cash from operating activities due to net cash generated from operating earnings of $2.4 million (net earnings of $6.0 million plus depreciation and amortization expense of $563,000 and non-cash share based compensation of $187,000 less the deferred income tax benefit of $4.4 million and a net gain on disposal of capital assets of $25,000), a decrease in accounts receivable of $400,000, other assets of $149,000 and inventories of $417,000 plus an increase in the long-term obligation of $96,000. The generation of cash due to net cash from operating earnings and the changes in operating assets was offset, in part, by a decrease in accounts payable and accrued liabilities of $2.3 million due to increased payments for inventory received in the prior period.

         Net cash used in investing activities during the six month transition period ended December 31, 2005, was $372,000 due to $374,000 of purchases of capital assets, made in the normal course of business offset, in part, by net proceeds of $2,000 received from the sale of fixed assets.

         The net cash provided by financing activities during the six month transition period ended December 31, 2005, was $103,000 due to proceeds from the exercise of stock options.

         The Company's cash and cash equivalents were $4.5 million at the end of fiscal 2005 compared to $4.2 million at the end of fiscal 2004, an increase of approximately $365,000.

         During fiscal 2005 and fiscal 2004, the Company generated $1.4 million and $3.7 million, respectively, of net cash from operating activities. The cash generated from operating activities in fiscal 2005 was due to net cash generated from operating earnings of $2.3 million (net earnings of $1.4 million plus depreciation and amortization expense of $1.1 million and a net loss on disposal of capital assets of $198,000), and an increase in accounts payable and accrued liabilities of $3.0 million due to increased payables for product associated with a higher level of inventories. These increases were offset, in part, by an increase in accounts receivable of $471,000 due to higher sales in the fourth quarter of fiscal 2005 and an increase in inventories of $3.5 million. The increase in inventories was primarily due to the ordering of product in anticipation of the Verizon agreement and the higher required inventory levels for an expanded product base.

         Net cash used in investing activities was $1.1 million in fiscal 2005 compared to $444,000 in fiscal 2004. The increase was due to $1.4 million of purchases of capital assets in fiscal 2005. Most of these purchases were for equipment utilized in establishing production lines at the Company's new contract manufacturer in China as the Company successfully completed the transition of substantially all production performed in China to this new manufacturer. This increase was partially offset by net proceeds of $362,000 from the sale of certain fixed assets.

         The Company had no financing activities in fiscal 2005 compared to net cash provided by financing activities of $88,000 in fiscal 2004 from proceeds received from the exercise of stock options of $127,000, partially offset by $39,000 of payments of debt and obligations under capital leases.

         The Company has a credit facility that enables it to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. At December 31, 2005, the borrowing base was $3.0 million and there were no borrowings outstanding. Outstanding borrowings under the credit facility will bear interest at a specified bank's prime rate (7% at December 31, 2005) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the credit facility. The credit facility expires in September 2006 and is automatically renewed for successive two year periods unless terminated by the lender at any time on 60 days notice or the Company on 60 days notice prior to the end of the current term or any renewal term. If the credit facility is terminated by the lender, the Company would seek to establish a new credit facility. However, there can be no assurance that the Company would be successful in this effort. The credit facility is guaranteed by the Company's subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The credit facility requires, among other things, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The credit facility also prohibits, without the lender's consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others. Pursuant to the requirement of EITF 95-22, any amounts outstanding under this facility would be classified as current liabilities.

         Funds anticipated to be generated from operations, together with available cash, cash equivalents and the Company's credit facility potential, are considered to be adequate to finance the Company's operational and capital needs for the next twelve months.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table sets forth a schedule of payments required under the Company's contractual obligations and includes the maximum potential payments that may be required under the Company's other commercial commitments:

                                                                                    Due by Period
                                                            --------------------------------------------------------------
                                                                 Less
                                                                 Than                                           After
CONTRACTUAL OBLIGATIONS:                        Total           1 Year        1 - 3 years      4 - 5 years     5 years
                                            --------------- --------------- ---------------- -------------- --------------
Operating lease obligations                  $   170,000     $   140,000     $    30,000      $         -    $         -
                                            --------------- --------------- ---------------- -------------- --------------
Other long-term liabilities                  $   109,000               -     $   109,000                -              -
                                            =============== =============== ================ ============== ==============
     Total contractual cash obligations      $   279,000     $   140,000     $   139,000      $         -    $         -
                                            =============== =============== ================ ============== ==============

         In February 2006, the Company entered into a contract with an unrelated third party to purchase a 20,000 square foot building in Edgewood, New York for $2.8 million. The Company plans to consolidate its two New York facilities into this new building in late 2006 and is assessing the potential of consolidating its Puerto Rico operations into this same facility in the future. The Company's Board of Directors has approved a plan authorizing management to spend up to $2.5 million to expand and improve this new building prior to moving in. The Company anticipates that it will finance this project with a combination of cash and debt in the form of a mortgage on the property.


OFF-BALANCE SHEET FINANCING

         The Company has no off-balance sheet contractual arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

         TII's consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments. The Company believes that the determination of the carrying value of the Company's inventories and long-lived assets, the valuation allowance of deferred tax assets and valuation of share-based payment compensation are the most critical areas where management's judgments and estimates most affect the Company's reported results. While the Company believes its estimates are reasonable, misinterpretation of the conditions that affect the valuation of these assets could result in actual results varying from reported results, which are based on the Company's estimates, assumptions and judgments as of the balance sheet date.

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

         Consistent with the provisions of Statement of Financial Accounting Standards No. 109, the Company regularly estimates it ability to recover deferred tax assets, and reports such assets at the amount that is determined to be "more-likely-than-not" recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. During the six months ended December 31, 2005, based primarily upon positive evidence derived from the Company's sustained levels of historical profitability and its projection for taxable income in the future, the Company reduced its valuation allowance against deferred tax assets to reflect the amount of deferred tax assets determined to be more-likely than not recoverable. In the event that evidence becomes available in the future to indicate that the valuation of the Company's deferred tax assets should be adjusted (e.g., significant changes in the Company's projections for future taxable income), our estimate of the recoverability of deferred taxes may change, resulting in an associated adjustment to earnings in that period.

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

         In December 2005, the Company's Board of Directors changed the Company's year end from the last Friday in June to December 31.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2005, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of, a change in accounting principle. SFAS No.154 requires retrospective application to prior periods' financial statements of a voluntary change in an accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in an accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in transition phase as of the date of SFAS No. 154. The Company does not believe that adoption of SFAS No. 154 will have a material impact on its financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company is exposed to market risks, including changes in interest rates. The interest payable under the Company's credit facility, under which there were no borrowings outstanding at December 31, 2005, is based on a specified bank's prime interest rate plus 1% and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to the consolidated operating results of the Company.

         The Company's products contain a significant amount of plastic that is petroleum based. The Company imports most of its products from contract manufacturers, principally in Malaysia and China. A continuation of the trend of increased petroleum prices could have an adverse effect on the cost of the Company's products and profit the Company realizes.

         The Company requires foreign sales to be paid in U.S. currency and is billed by its contract manufacturers in U.S. currency. Since one of the Company's Pacific Rim suppliers is based in China, the cost of the Company's products could be affected by changes in the valuation of the Chinese Yuan.

         Historically, the Company has not purchased or entered into interest rate swaps or future, forward, option or other instruments designed to hedge against changes in interest rates, the price of materials it purchases or the value of foreign currencies.

         The Company does not believe that a 10% change in interest rates, petroleum price or foreign currency exchange rates would have a significant impact on the Company's financial position or result of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
TII Network Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of TII Network Technologies, Inc. and subsidiary (the Company) as of December 31, 2005, June 24, 2005 and June 25, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the six months ended December 31, 2005 and for each of the years in the three-year period ended June 24, 2005. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule (Schedule II). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TII Network Technologies, Inc. and subsidiary as of December 31, 2005, June 24, 2005, and June 25, 2004, and the results of their operations and their cash flows for the six months ended December 31, 2005, and for each of the years in the three-year period ended June 24, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective June 25, 2005.


/s/ KPMG LLP

Melville, New York
March 31, 2006

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per-share data)

                                                                             December 31, 2005   June 24, 2005  June 25, 2004
                                                                             -----------------   -------------  -------------
                                  ASSETS
Current Assets:
     Cash and cash equivalents                                                $      5,326        $      4,529   $      4,164
     Accounts receivable, net                                                        3,506               3,906          3,435
     Inventories                                                                     8,482               8,899          5,405
     Deferred tax assets                                                               578                   -              -
     Other current assets                                                              252                 404            374
                                                                             -----------------   -------------  -------------
           Total current assets                                                     18,144              17,738         13,378
                                                                             -----------------   -------------  -------------

Property, plant and equipment, net                                                   4,031               4,229          3,947
Deferred tax assets                                                                  4,644                   -              -
Other assets, net                                                                      167                 182            477
                                                                             -----------------   -------------  -------------

Total Assets                                                                  $     26,986        $     22,149   $     17,802
                                                                             =================   =============  =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                         $      1,438        $      3,733   $        643
     Accrued liabilities                                                             1,511               1,563          1,698
                                                                             -----------------   -------------  -------------
               Total current liabilities                                             2,949               5,296          2,341
                                                                             -----------------   -------------  -------------

     Long term obligation                                                               96                   -              -
     Deferred tax liabilities                                                          822                   -
                                                                             -----------------   -------------  -------------
            Total Liabilities                                                $       3,867        $      5,296   $      2,341
                                                                             =================   =============  =============

Commitments and contingencies

Stockholders' Equity:
     Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; Series D Junior Participating; no shares
         outstanding                                                                     -                   -              -
     Common stock, par value $.01 per share; 30,000,000 shares
         authorized; 12,361,956 shares issued and 12,344,319 shares outstanding as of December 31, 2005 and 12,178,733 shares issued
         and 12,161,096 shares outstanding as of June 24, 2005                         124                 122            119
     Additional paid-in capital                                                     38,277              37,989         37,992
     Accumulated deficit                                                           (15,001)            (20,977)       (22,369)
                                                                             -----------------   -------------  -------------
                                                                                    23,400              17,134         15,742
     Less: Treasury shares, at cost, 17,637 common shares at
       December 31, 2005 and June 24, 2005;                                           (281)               (281)          (281)
                                                                             -----------------   -------------  -------------
            Total stockholders' equity                                              23,119              16,853         15,461
                                                                             -----------------   -------------  -------------

Total Liabilities and Stockholders' Equity                                   $      26,986       $      22,149  $      17,802
                                                                             =================   =============  =============

                 See notes to consolidated financial statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                       Six Months Ended                          Fiscal Year Ended
                                              -----------------------------------  --------------------------------------------
                                                 December 31,       December 31,      June 24,       June 25,         June 27,
                                                     2005              2004            2005           2004             2003
                                              ----------------   ----------------  -------------  ------------    -------------
                                                                   (unaudited)
Net sales                                     $        19,921    $        14,005   $     26,796   $    28,485     $     24,073

Cost of sales                                          13,102              9,796         18,901        19,877           18,274
                                              ----------------   ----------------  -------------  ------------    -------------
         Gross profit                                   6,819              4,209          7,895         8,608            5,799
                                              ----------------   ----------------  -------------  ------------    -------------

Operating expenses:
     Selling, general and administrative                4,170              2,772          5,480         5,669            5,454
     Research and development                           1,075                582          1,318         1,357            1,342
                                              ----------------   ----------------  -------------  ------------    -------------
         Total operating expenses                       5,245              3,354          6,798         7,026            6,796
                                              ----------------   ----------------  -------------  ------------    -------------

         Operating earnings (loss)                      1,574                855          1,097         1,582             (997)

Interest expense                                           (3)                (4)            (7)          (14)             (41)
Interest income                                            73                 36             86            32               17
Other (expense) income                                     (5)                (5)           259            23               13
                                              ----------------   ----------------  -------------  ------------    -------------


Earnings (loss) before income taxes                     1,639                882          1,435         1,623           (1,008)

(Benefit) provision for income taxes                   (4,337)                31             43            60                -
                                              ----------------   ----------------  -------------  ------------    -------------

Net earnings (loss)                           $         5,976    $           851   $      1,392   $     1,563     $     (1,008)
                                              ================   ================  =============  ============    =============

Net earnings (loss) per common share:
       Basic                                  $          0.49    $          0.07   $       0.12   $      0.13     $      (0.09)
                                              ================   ================  =============  ==============  =============
       Diluted                                $          0.46    $          0.07   $       0.11   $      0.12     $      (0.09)
                                              ================   ================  =============  ==============  =============

Weighted average common shares
       outstanding:
       Basic                                           12,229             11,908         11,971          11,820         11,682
       Diluted                                         13,001             12,538         12,687          12,715         11,682

                 See notes to consolidated financial statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Dollars in thousands, except share data)


                                         Common                     Additional                                      Total
                                          Stock     Common Stock     Paid-In       Accumulated     Treasury     Stockholders'
                                         Shares        Amount        Capital         Deficit         Stock          Equity
                                        ----------  ------------  -------------  -------------   ------------- ---------------

Balance June 28, 2002                   11,682,284  $        117  $     37,867   $    (22,924)   $       (281) $       14,779

  Net loss for the year                          -             -             -         (1,008)              -          (1,008)
                                        ----------  ------------  -------------  -------------   ------------- ---------------

Balance June 27, 2003                   11,682,284           117        37,867        (23,932)           (281)         13,771

  Exercise of stock options                225,500             2           125              -               -             127
  Net earnings for the year                      -             -             -          1,563               -           1,563
                                        ----------  ------------  -------------  -------------   ------------- ---------------

Balance June 25, 2004                   11,907,784           119        37,992        (22,369)           (281)         15,461

  Exercise of warrants                     253,312             3            (3)             -               -               -
  Net earnings for the year                      -             -             -          1,392               -           1,392
                                        ----------  ------------  -------------  -------------   ------------- ---------------

Balance June 24, 2005                   12,161,096          $122       $37,989       $(20,977)          $(281)        $16,853
                                        ----------  ------------  -------------  -------------   ------------- ---------------
  Exercise of stock options                164,300             2           101              -               -             103
  Share-based compensation                  18,923             -           187              -               -             187
  Net earnings for six months                    -             -             -          5,976               -           5,976
                                        ----------  ------------  -------------  -------------   ------------- ---------------

Balance for six months ended
December 31, 2005                       12,344,319  $        124  $     38,277   $    (15,001)   $       (281) $       23,119
                                        ==========  ============  =============  =============   ============= ===============

                 See notes to consolidated financial statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                Six Months Ended                      Fiscal Year Ended
                                                       ------------------------------    -----------------------------------------
                                                         December 31,    December 31,      June 24,      June 25,       June 27,
                                                            2005             2004            2005          2004           2003
                                                       --------------    ------------    ------------   ------------  ------------
                                                                          (unaduited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                    $       5,976     $       851     $     1,392    $     1,563   $    (1,008)

Adjustments to reconcile net earnings to net
  cash provided by operating
    activities:
       Depreciation and amortization                             563             521            1,136          1,056         1,115
       Non-cash share-based compensation                         187               -                -              -             -
       Deferred income taxes                                  (4,400)              -                -              -             -
       Loss (gain) on disposal of capital assets                  25            (116)            (198)           512          (212)
       Changes in operating assets and liabilities:
       Accounts receivable                                       400             857             (471)          (914)          997
       Inventories                                               417             922           (3,494)           500         1,457
       Other assets                                              149            (510)             113            (19)          (87)
       Accounts payable and accrued liabilities               (2,347)             10            2,955          1,050        (1,969)
       Long-term obligation                                       96               -                -              -             -
                                                       --------------    ------------    ------------   ------------   ------------
       Net cash provided by operating activities               1,066           2,535            1,433          3,748           293
                                                       --------------    ------------    ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                        (374)           (329)          (1,430)          (444)         (244)
    Net proceeds from sale of fixed assets                         2             162              362              -           329
                                                       --------------    ------------    ------------   ------------   ------------
       Net cash (used in) provided by investing
         activities                                             (372)           (167)          (1,068)          (444)           85
                                                       --------------    ------------    ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                      103               -                -            127             -
    Net repayments of borrowings under revolving
        credit facility                                            -               -                -              -          (455)
    Repayment of obligations under capital leases                  -               -                -            (39)          (19)
                                                       --------------    ------------    ------------   ------------   ------------
    Net cash provided by (used in) financing
        activities                                               103               -                -             88          (474)
                                                       --------------    ------------    ------------   ------------   ------------

Net increase (decrease)  in cash and cash equivalents            797           2,368              365          3,392           (96)

Cash and cash equivalents, at beginning of year                4,529           4,164            4,164            772           868
                                                       --------------    ------------    ------------   ------------   ------------
Cash and cash equivalents, at end of year              $       5,326     $     6,532      $     4,529    $     4,164   $       772
                                                       ==============    ============     ============   ===========   ============


Non-cash investing and financing activities:
     Acquisition of equipment under capital leases     $           -     $         -      $         -    $         -   $        24
                                                       ==============    ============     ============   ============  ============
     Cash paid during the year for interest            $           3     $         4      $         7    $        14   $        41
                                                       ==============    ============     ============   ============  ============
     Cash paid during the year for income taxes        $           8     $         -      $        18    $        60   $         -
                                                       ==============    ============     ============   ============  ============

                 See notes to consolidated financial statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (ALL INFORMATION AS OF AND FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 2004 IS UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: TII Network Technologies, Inc. and subsidiary (together, the "Company" or "TII") designs, produces and markets network protection and management products, including lightning and surge protection products, network interface devices ("NIDs"), DSL, VoIP and other station electronics products and a multi-service residential gateway system.

CHANGE IN FISCAL YEAR: In December 2005, the Company's Board of Directors changed in the Company's fiscal year end from the last Friday in June to December 31. This change was made to align the Company's reporting period with the budgetary and reporting periods of the Company's largest customers and provide an easier comparison of the Company's reported results with those of other companies. The six month transition period ended December 31, 2005 and the comparable six month period ended December 31, 2004 each contain 27 weeks. The six months ended December 31, 2005 results are for the transition period June 25, 2005 through December 31, 2005 and is referred to as the "transition period" or the "six months ended December 31, 2005." The period June 26, 2004 through June 24, 2005 is referred to as "fiscal 2005," the period June 28, 2003 through June 25, 2004 is referred to as "fiscal 2004" and the period June 29, 2002 through June 27, 2003 is referred to as "fiscal 2003."

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of TII Network Technologies, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's more significant estimates include the valuation of accounts receivable, inventory, deferred income taxes and the fair value of share-based payments. Actual results could differ from such estimates.

CASH EQUIVALENTS: All highly liquid investments with an original maturity at the time of purchase of three months or less are considered cash equivalents. Cash equivalents of $3,085,000, $3,037,000 and $3,005,000 at December 31, 2005, June
24, 2005 and June 25, 2004, respectively, consisted of money market accounts.

INVENTORIES: Inventories (materials, direct labor and applicable overhead expenses) are stated at the lower of cost or market, on the first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded at cost and depreciated on the straight-line method over the estimated useful life of the related asset. The estimated useful life of machinery and equipment is generally between 5 and 10 years. Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter. Depreciation and amortization of plant and equipment was $545,000 for the six month ended December 31, 2005 and $ 503,000 for the six months ended December 31, 2004, and $1,100,000, $1,020,000 and $1,079,000 for the years ended June 24, 2005, June 25, 2004 and June 27, 2003, respectively.

REVENUE RECOGNITION: The Company's net sales are derived from the sale of its products. The Company does not provide any services to its customers. Product sales are recorded when there is persuasive evidence of the arrangement, usually a customer purchase order, the products are shipped and title passes to the customer (F.O.B. shipping point) and the fee is fixed and determinable and probable of collection. Once a product is shipped, the Company has no acceptance or other post-shipment obligations and product returns and warranty costs have historically been insignificant.

         OTHER ASSETS: Included in other assets at December 31, 2005, June 24, 2005 and June 27, 2003 are $153,000, $171,000 and $207,000, respectively, of patent costs, net of accumulated amortization, which are amortized on a straight-line basis over the lesser of the life of the related products or the patents. Amortization of patent costs was $18,000 for six month transition period ended December 31, 2005 and six months ended December 31, 2004, and $36,000 for each of the three fiscal years ended June 24, 2005. Included in other assets at December 25, 2004 was $145,000, representing the cash surrender value of key-man life insurance. In March 2005, the Company surrendered the associated whole-life insurance policies for a net settlement of $410,000 which resulted in a gain of $265,000 which is included in the accompanying consolidated statement of operations in other income for the year ended June 24, 2005. In fiscal 2005, the Company sold its remaining two condominiums in Puerto Rico, which had been included in other assets on the June 25, 2004 balance sheet for $115,000. The resulting aggregate gain of $222,000 from the sale, was included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended June 24, 2005. In fiscal 2003, the Company sold two condominiums in Puerto Rico resulting in an aggregate gain of $212,000 which was included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended June 27, 2003.

         LONG-LIVED ASSETS: The Company reviews long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows undiscounted and without interest is less than the carrying amount of the asset, an impairment loss would be recognized in an amount by which the carrying amount of the asset exceeds its fair value.

INCOME TAXES: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NET EARNINGS PER COMMON SHARE: Basic earnings per share ("EPS") is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 657,000, 630,000, 526,000 and 807,000, respectively have been omitted from the calculation of dilutive EPS for the six months ended December 31, 2005, and 2004 and the fiscal years ended June 24, 2005 and June 25, 2004, respectively. For fiscal year ended June 27, 2003, there were no antidilutive shares omitted from the calculation of dilutive EPS. A reconciliation between numerators and denominators of the basic and diluted earnings per share is as follows:

                                             Six Months Ended December 31, 2005
                                   -------------------------------------------------------
                                        Income             Shares
                                     (Numerator)       (Denominator)      Per-Share Amount
                                   ---------------     ---------------    ----------------

Basic EPS                          $     5,976,000          12,229,000     $        0.49
Effect of Dilutive Securities:
     Stock Options                               -             718,000             (0.03)
     Stock Awards                                -              54,000                 -
                                   ---------------     ---------------    ----------------
     Diluted EPS                   $     5,976,000          13,001,000     $        0.46
                                   ===============     ===============    ================


                                             Six Months Ended December 31, 2004
                                   -------------------------------------------------------
                                        Income             Shares
                                     (Numerator)       (Denominator)      Per-Share Amount
                                   ---------------     ---------------    ----------------
Basic EPS                          $       851,000          11,908,000     $        0.07
Effect of Dilutive Securities:
     Stock Options                               -             630,000                 -
     Stock Awards                                -                   -                 -
                                   ---------------     ---------------    ----------------
     Diluted EPS                   $       851,000          12,538,000     $        0.07
                                   ===============     ===============    ================

                                                Fiscal Year Ended June 24, 2005
                                   -------------------------------------------------------
                                        Income             Shares
                                     (Numerator)        (Denominator)      Per-Share Amount
                                   ---------------     ---------------    ----------------
Basic EPS                          $     1,392,000          11,971,000     $       0.12
Effect of Dilutive Securities:
     Stock Options                               -             716,000            (0.01)
     Stock Awards                                -                   -                -
                                   ---------------     ---------------    ----------------
     Diluted EPS                   $     1,392,000          12,687,000     $       0.11
                                   ===============     ===============    ================


                                                Fiscal Year Ended June 25, 2004
                                   -------------------------------------------------------
                                        Income             Shares
                                     (Numerator)        (Denominator)      Per-Share Amount
                                   ---------------     ---------------    ----------------
Basic EPS                          $     1,563,000         11,820,000     $        0.13
Effect of Dilutive Securities:
     Stock Options                               -            895,000             (0.01)
     Stock Awards                                -                  -                 -
                                   ---------------     ---------------    ----------------

     Diluted EPS                   $     1,563,000         12,715,000     $        0.12
                                   ===============     ===============    ================


                                                Fiscal Year Ended June 27, 2003
                                   -------------------------------------------------------
                                                           Shares
                                   Loss (Numerator)     (Denominator)      Per-Share Amount
                                   ---------------     ---------------    ----------------
Basic EPS                          $    (1,008,000)        11,682,000     $       (0.09)
Effect of Dilutive Securities:
     Stock Options                               -                  -                 -
     Stock Awards                                -                  -                 -
                                   ---------------     ---------------    ----------------
     Diluted EPS                   $    (1,008,000)        11,682,000     $       (0.09)
                                   ===============     ===============    ================

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash and cash equivalents, receivables and other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments.

SHARE-BASED PAYMENT: Effective June 25, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). This statement replaces SFAS No. 123, "Accounting for Stock-based Compensation" and supersedes APB No. 25. SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires recognition of compensation expense on a prospective basis. Prior period consolidated financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the six months transition period ended December 31, 2005, this new treatment resulted in expense of $187,000 included in the accompanying consolidated statement of income. As of December 31, 2005, the total unrecognized compensation costs related to non-vested stock awards was $1.5 million and the related weighted-average period over which it is expected to be recognized is 2.6 years.

COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) equaled the net earnings (loss) for the six month transition period ended December 31, 2005, the six months ended December 31, 2004 and each of the years in the three year period ended June 24, 2005.

SEGMENT INFORMATION: The Company has evaluated the provisions of Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," and has determined that it has one reportable segment. The Company has disclosed the geographic, major suppliers and major customers' requirements of SFAS No. 131. See Note 6.

NOTE 2 - REVOLVING CREDIT FACILITY:

         The Company had no long-term debt or borrowings under its revolving credit facility at December 31, 2005 or June 24, 2005. The credit facility enables the Company to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. At December 31, 2005, the borrowing base was $3.0 million and there were no borrowings outstanding. Outstanding borrowings under the credit facility will bear interest at a specified bank's prime rate (7% at December 31, 2005) plus 1%, but never less than 5% per annum. The Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the credit facility. The credit facility expires in September 2006 and is automatically renewed for successive two year periods unless terminated by the lender at any time on 60 days notice or the Company on 60 days notice prior to the end of the current term or any renewal term. If the credit facility is terminated by the lender, the Company would seek to establish a new credit facility. However, there can be no assurance that the Company would be successful in this effort. The credit facility is guaranteed by the Company's subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The credit facility requires, among other things, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The credit facility also prohibits, without the lender's consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others. Pursuant to the requirement of EITF 95-22, any amounts outstanding under this facility would be classified as current liabilities. At December 31, 2005, the Company believes that it was in compliance with all financial covenants.

NOTE 3 - INCOME TAXES

       The components of the income tax benefit for the six months ended December 31, 2005 are as follows:

           Current:
                Federal                           $               46,000
                State                                             17,000
                                                       ------------------
           Total current                                          63,000
                                                       ------------------
           Deferred:
                Federal                                       (4,030,000)
                State                                           (370,000)
                                                       ------------------
           Total deferred                                     (4,400,000)
                                                       ------------------
           Total income tax benefit               $           (4,337,000)
                                                       ==================

       The following table is a reconciliation of the U.S. federal statutory income tax rate to the effective tax rate included in the accompanying consolidated statements of operations:


                                                                                          Six months ended
                                                                                -------------------------------------
                                                                                December 31, 2005         Percent
                                                                                ------------------     --------------
Computed "expected" tax expense                                                     $     558,000              34.0%
  Increase/(reduction) in income taxes from:
  State and local income taxes, net of federal income tax benefit                          11,000               0.7%
  Change in valuation allowance                                                        (4,939,000)           (301.2%)
  Other, net                                                                               33,000               2.0%
                                                                                ------------------     --------------
                                                                                    $  (4,337,000)           (264.5%)
                                                                                ==================     ==============

         The provision for income taxes of $31,000, $43,000, and $60,000 for the six months ended December 31, 2004 and the fiscal years ending June 24, 2005 and June 25, 2004, respectively, primarily consisted of Federal alternative minimum taxes (AMT), due to the limitations on the use of net operating loss carryforwards for the AMT.

The tax effects of temporary differences and net operating loss and tax credit carryforwards that give rise to deferred tax assets and liabilities are as follows:

                                                      December 31,        June 24,            June 25,
                                                          2005              2005                2004
                                                  --------------------------------------------------------
  Inventory                                       $        290,000   $        240,000    $        147,000
  Accounts receivable                                       36,000             36,000              34,000
  Share-based compensation                                  40,000                  -                   -
  Other liabilities                                         35,000                  -                   -
  Accrued expenses                                         231,000            178,000             181,000
  Net operating loss carryforwards                      11,891,000         12,610,000          12,342,000
  Business credit carryforwards                            581,000            540,000             531,000
                                                  --------------------------------------------------------
                                                        13,104,000         13,604,000          13,235,000
  Less: valuation allowance                             (7,882,000)       (12,821,000)        (13,163,000)
                                                  --------------------------------------------------------
  Net deferred tax assets                                5,222,000            783,000              72,000
  Property, plant and equipment                           (822,000)          (783,000)            (72,000)
                                                  --------------------------------------------------------
  Net Deferred Income Tax Assets:                 $      4,400,000   $              -    $              -
                                                  ========================================================

         Consistent with the provisions of Statement of Financial Accounting Standards No. 109, the Company regularly estimates it ability to recover deferred tax assets, and reports such assets at the amount that is determined to be "more-likely-than-not" recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. During the six months ended December 31, 2005, based primarily upon positive evidence derived from the Company's sustained levels of historical profitability and its projection for taxable income in the future, the Company reduced it valuation allowance against deferred tax assets to reflect the amount of deferred tax assets determined to be more-likely than not recoverable. Based on this evidence, management concluded that it was more likely than not that a portion of the deferred tax assets would be realized and, accordingly, reduced its valuation allowance, which resulted in an income tax benefit of $4.4 million.

         At December 31, 2005, for U.S. Federal income tax purposes, the Company had net operating loss carryforwards of approximately $33,000,000 which expire from 2008 to 2023, a portion of which are subject to Internal Revenue Code
Section 382 limitations. To the extent that net operating losses are realized in the future, up to $124,000 of the benefit (related to previous tax deductions taken for incentive stock options) would increase additional paid-in capital.

         NOTE 4 - COMMON STOCK, STOCK OPTIONS AND WARRANTS:

         STOCK OPTION PLANS: The Company's 1995 Stock Option Plan and 1998 Stock Option Plan permit the Board of Directors or the Compensation Committee of the Board of Directors to grant, until September 2005 and October 2008, respectively, options to employees (including officers and directors who are employees), consultants and, in the case of the 1998 Stock Option Plan, non-employee directors. As amended, the 1995 Stock Option Plan and 1998 Stock Option Plan cover 1,250,000 and 3,000,000 shares, respectively, of common stock. The Board of Directors or the Compensation Committee determines vesting periods, option terms, which may not exceed 10 years, and exercise prices. At December 31, 2005, options to purchase 972,100 and 2,076,450 shares were outstanding under the 1995 Plan and 1998 Plan, respectively. At December 31, 2005, the 1995 plan had expired as to the grant of future options and 872,550 options were available for grant under 1998 Plan.

         On December 3, 2003, the Company's shareholders approved the 2003 Non-Employee Director Stock Option Plan which expires on September 23, 2013 and replaced the Company's 1994 Non-Employee Director Stock Option Plan on December 4, 2003. As of December 31, 2005, there were options to purchase 281,000 shares of common stock outstanding under these plans. The 2003 Plan provides for the grant of options to purchase up to 500,000 shares of common stock to non-employee directors of the Company. On the date a person initially becomes an outside director, that individual is granted an option to purchase 24,000 shares under the 2003 Plan. At each annual shareholders meeting at which directors are elected, each outside director in office after the meeting is automatically granted an option to purchase, as the 2003 Plan was amended by stockholders on December 1, 2005, 10,000 shares plus additional specified shares for serving on Board committees or as chairperson of a committee. Options granted under the 2003 Plan must have an exercise price equal to the market value of the common stock on the date of grant. All options granted under the 2003 Plan have a term of ten years and are exercisable quarterly beginning immediately on the grant date, except the initial option grant to new outside directors vests quarterly over three years starting one year from the grant date. At December 31, 2005, options to purchase 219,000 shares of the Company's common stock were available for grant under the 2003 plan.

         Total stock based compensation is attributable to the granting of, and the remaining requisite service period of, stock options and restricted stock grants. Compensation expense attributable to stock based compensation in the six month transition period ended December 31, 2005, was $187,000 which was included in income from operations. As of December 31, 2005, the total unrecognized compensation cost related to non-vested awards was $1.5 million and the related weighted average period over which is expected to be recognized is approximately
1.8 years. It is the Company's policy to issue previously authorized shares to satisfy stock-option exercises in the period of exercise.

         Prior to the Company's adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable.

         If the Company had elected to recognize stock-based compensation cost based on the fair value provisions of SFAS No. 123, the Company's net earnings
(loss) and net earnings (loss) per share would have been the pro forma amounts as indicated in the table below.

                                                Six Months Ended                      Fiscal Year Ended
                                              ------------------    ------------------------------------------------------
                                               December 31, 2004      June 24, 2005     June 25, 2004     June 27, 2003
                                              ------------------    ----------------   ----------------  -----------------
Net earnings:
 As reported                                  $          851,000    $      1,392,000   $      1,563,000  $     (1,008,000)
 Deduct: Total stock-based compensation
    expense using fair value method, net
    of income taxes                                       95,000             459,000            528,000           506,000
                                              ------------------    ----------------   ----------------  -----------------
 Pro forma                                    $          756,000    $        933,000   $      1,035,000  $     (1,514,000)

Basic net earnings per share:
 As reported                                  $             0.07    $           0.12   $           0.13  $          (0.09)
 Pro forma                                    $             0.06    $           0.08   $           0.09  $          (0.13)

Diluted net earnings per share:
 As reported                                  $             0.07    $           0.11   $           0.12  $          (0.09)
 Pro forma                                    $             0.06    $           0.07   $           0.08  $          (0.13)


The weighted average remaining contractual term (in years) and the aggregate intrinsic value of options outstanding and exercisable as of and for the six months ended December 31, 2005 and the six months ended December 31, 2004 is:

                                            Six Months Ended                                      Six Months Ended
                           ------------------------------------    -----------------------------------------------------------------
                                            December 31, 2005                                    December 31, 2004
                           ------------------------------------    -----------------------------------------------------------------
                                                                    Weighted                                              Weighted
                                                                     Average                                               Average
                             Common      Weighted                  Contractual     Common      Weighted                  Contractual
                             Shares       Average     Aggregate       Life         Shares       Average     Aggregate       Life
                           Subject to    Exercise     Intrinsic     Remaining    Subject to    Exercise     Intrinsic     Remaining
                             Options       Price      Value(1)        in Year       Options       Price     Value(1)        in Year
                           -----------  ----------    ---------     ---------   ------------  ---------    ----------     ---------
Outstanding at beginning
   of year                  3,316,850   $     1.62                              $ 2,998,650   $      -
Granted                       735,000         2.33                                  136,000       1.51
Exercised                    (164,300)        0.62                                        -          -
Canceled or expired           (36,000)        5.23                                  (49,800)      2.58
                           -----------  ----------    ---------     ---------   ------------  ---------    ----------     ---------
Outstanding at end of
  year                      3,851,550   $     1.76    2,917,000           5.7   $ 3,084,850       1.66             -           5.4
                           ===========  ==========    =========     =========   ============  =========    ==========     =========
Options exercisable at
   end of year              3,026,925                 2,572,000           4.6     2,708,650                $       -           5.2
Shares available for
   future grant at end
   of year                  1,150,450                                             2,716,580

The weighted average remaining contractual term (in years) and the aggregate intrinsic value of options outstanding and exercisable as of and for the years ended June 24, 2005, June 25, 2004 and June 25, 2003 is:

                                                        Fiscal Year Ended
                                                          June 24, 2005
                                   -------------------------------------------------------------
                                                                                    Weighted
                                                                                    Average
                                     Common         Weighted                      Contractual
                                     Shares         Average        Aggregate          Life
                                   Subject to       Exercise       Intrinsic      Remaining in
                                     Options         Price          Value(1)           Years
                                   -----------   -------------    ------------   ---------------
Outstanding at beginning of year    2,998,650    $       1.68
Granted                               408,000            1.49
Exercised                                   -               -
Canceled or expired                   (89,800)           2.97
                                   -----------   -------------    ------------   ---------------
Outstanding at end of year          3,316,850    $       1.62              -             5.4
                                   ===========   =============    ============   ===============
Options exercisable at end of
   year                             3,129,550                              -             5.3
Shares available for future
   grant at end of year             1,324,450


                                                        Fiscal Year Ended
                                                          June 25, 2004
                                   -------------------------------------------------------------
                                                                                    Weighted
                                                                                    Average
                                     Common         Weighted                      Contractual
                                     Shares         Average        Aggregate          Life
                                   Subject to       Exercise       Intrinsic      Remaining in
                                     Options         Price          Value(1)           Years
                                  -------------- --------------- --------------- ---------------
Outstanding at beginning of year    3,363,350    $       1.53
Granted                               180,000            2.49
Exercised                            (225,500)           0.56
Canceled or expired                  (319,200)           1.36
Outstanding at end of year        -------------  --------------  --------------  --------------
                                    2,998,650    $       1.68              -             5.7
                                  =============  ==============  ==============  ==============
Options exercisable at end of
   year                             2,554,150                              -             5.5
Shares available for future
   grant at end of year             1,690,650



                                                        Fiscal Year Ended
                                                          June 27, 2003
                                   -------------------------------------------------------------
                                                                                    Weighted
                                                                                    Average
                                     Common         Weighted                      Contractual
                                     Shares         Average        Aggregate          Life
                                   Subject to       Exercise       Intrinsic      Remaining in
                                     Options         Price          Value(1)           Years
                                  -------------- --------------- --------------- ---------------
Outstanding at beginning of year    3,420,341    $       1.79
Granted                               590,000            0.32
Exercised                                   -               -
Canceled or expired                  (646,991)           1.80
                                  -------------- --------------- --------------- ---------------
Outstanding at end of year          3,363,350    $       1.53              -            6.5
                                  ============== =============== =============== ===============

Options exercisable at end of
   year                             2,193,390                              -            6.2
Shares available for future
   grant at end of year             1,053,450

(1) The intrinsic value of a stock option is the amount by which the then current market value of the underlying stock exceeds the exercise price of the option.

The exercise period for all stock options generally may not exceed ten years from the date of grant. Stock option grants to individuals generally become exercisable in substantively equal tranches over a service period of up to five years.

The weighted-average grant date fair value of stock options granted for the six months ended December 31, 2005, the six-months ended December 31, 2004, and the years ended June 24, 2005, June, 25, 2004 and June 27, 2003 was $1,568,000,
$206,000, $392,000, $304,000, and $100,000 respectively. The intrinsic value of options exercised for the six months ended December 31, 2005 and for the fiscal year ended June 25, 2004 was $311,000 and $200,000. There were no options exercised for the six months ended December 31, 2004 and for the fiscal year ended June 27, 2003.

The Company uses historical data to estimate stock option exercise and employee forfeiture data in the Black-Scholes option pricing model. The expected term of stock options granted is derived from the output of the Black-Scholes option pricing model and represents the period of time that stock options granted are expected to be outstanding. The risk free rate for periods within the contractual term of the stock option is based on the US treasury yields in effect at the time of the grant. The weighted average fair values of options granted were determined based on the Black-Scholes option-pricing model, utilizing the following assumptions:

                                                     December 31,    December 31,    June 24,   June 25,    June 27,
                                                         2005            2004          2005        2004       2003
                                                    ---------------- -------------- ----------- ---------- ------------
Expected term                                          4.9 years        5 Years       5 Years     5 Years    5 Years
Interest rate                                             4.4%            3.6%         3.9%        3.8%        3.3%
Volatility                                              137.9%           84.0%       142.9%       84.0%       60.5%
Dividends                                                   0%              0%           0%          0%          0%
Weighted average fair value of options granted                       $
                                                    $    2.65        $   0.64      $   1.64   $    1.69   $    0.17

       The following additional information relates to options outstanding as of December 31, 2005:

                                                       Weighted            Weighted                              Weighted
                                 Common Shares          Average            Average             Number of         Average
          Exercise                 Subject to          Exercise           Remaining             Options          Exercise
        Price Range                 Options              Price           Life (Years)         Exercisable         Price
-----------------------------    ---------------     --------------     ---------------    ----------------    -------------
       $ 0.29 -$1.50                1,407,700        $     0.98               8.3             1,101,200        $      0.90
         1.51 - 2.00                1,158,400              1.67               7.3               893,400               1.62
         2.01 - 2.50                  820,450              2.31               7.2               820,450               2.31
         2.51 - 8.25                  465,000              3.41               8.6               211,875               3.42
                                 ---------------     --------------     ---------------    ----------------    -------------
                                    3,851,550        $     1.76               7.7             3,026,925        $      1.67
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

         EMPLOYEE STOCK PURCHASE PLAN:

         On December 1, 2005, the Company's stockholders approved the Company's 2005 Employee Stock Purchase Plan. The Stock Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, and to provide eligible employees of the Company with an opportunity to invest in the Company through purchases of the Company's common stock at a discount through payroll deductions. An aggregate of 200,000 shares of common stock are reserved for issuance under the stock purchase plan. Under SFAS 123R, this plan is compensatory and as a result, the Company will recognize compensation expense for the amount of the discount at the date of purchase of shares by the employee.

NOTE 5 - PREFERRED STOCK

         The Company is authorized to issue up to 1,000,000 shares of Preferred Stock in series, with each series having such powers, rights, preferences, qualifications and restrictions as determined by the Board of Directors.

         On September 19, 2005, the Company amended its Certificate of Incorporation to eliminate its authorized but unissued Series C Convertible Preferred Stock and return such shares to the status of undesignated.

         SERIES D JUNIOR PARTICIPATING PREFERRED STOCK: In May 1998, the Company adopted a Stockholder Rights Plan providing for the distribution to the Company's stockholders of one Right ("Right") for each share of the Company's common stock issued and outstanding at the opening of business on May 21, 1998 (the "Distribution Date") and each subsequent share of common stock issued. Each Right entitles the registered holder of a share of common stock to purchase from the Company 1/1000 of a share of Series D Junior Participating Preferred Stock of the Company at a price of $30 per Right (the "Purchase Price"), subject to adjustment. The Rights have a term of ten years, have no voting power or rights to dividends, are not detachable and are not separately transferable from the Company's common stock until they become exercisable. In general, the Rights become exercisable following an announcement that a person or group of affiliated or associated persons (an "Acquiring Person") owns, or the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning, at least 20% of the Company's outstanding common stock. If any person becomes an Acquiring Person by acquiring beneficial ownership of at least 20% of the Company's common stock, each outstanding Right (other than those owned by an Acquiring Person) will "flip in" and become a right to buy, at the Purchase Price, that number of shares of common stock of the Company that will have a market value of two times the Purchase Price. After a person becomes an Acquiring Person (but before such Acquiring Person owns 50% or more of the outstanding common stock), the Company may permit each Right (other than those owned by an Acquiring Person) to be exchanged, without payment of the Purchase Price, for one share of common stock. If (i) the Company is acquired in a merger or other business combination transaction and the Company does not survive or the Company merges, consolidates or engages in a share exchange with another person and does survive but all or part of its stock is changed or (ii) at least 50% of the Company's assets or earning power is sold or transferred, then each outstanding Right will "flip over" and become a right to buy, at the Purchase Price, that number of shares of common stock of the acquiring company that will have a market value of two times the Purchase Price. The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time prior to the time a person acquires beneficial ownership of at least 20% of the Company's common stock and, if certain conditions are met, within ten days following the time a person has acquired 20% or more of the common stock.

NOTE 6 - SIGNIFICANT CUSTOMERS, EXPORT SALES AND GEOGRAPHICAL SEGMENTS

SIGNIFICANT CUSTOMERS: The following customers accounted for 10% or more of the Company's consolidated net sales during one or more of the periods presented below:

                                              Six Months Ended                          Fiscal Year Ended
                                     -----------------------------------   ---------------------------------------------

                                      December 31,        December 31,        June 24,        June 25,        June 27,
                                          2005               2004              2005            2004            2003
                                     ---------------    ----------------   -------------    ------------
Verizon                                   53%                 53%              52%              53%            58%
Tyco Electronics Corporation               *                  12%              10%              13%             7%
Telco Sales, Inc.                         12%                 11%              10%              11%            10%
______________________
* Under 10%

         As of December 31, 2005, two customers accounted for approximately 38% and 28% of accounts receivable and, as of June 24, 2005, one customer accounted for 56% of accounts receivable and as of June 25, 2004 two customers accounted for approximately 47% and 19% of accounts receivable, respectively.

EXPORT SALES: For six months ended December 31, 2005 and each of the three years ended June 24, 2005, export sales were less than 10% of consolidated net sales.

GEOGRAPHICAL SEGMENTS: The Company does not have any operating facilities or producing assets outside the United States and Puerto Rico; however, certain equipment owned by the Company is utilized by the Company's contract manufacturers in Asia. The net book value of such equipment held by the Company's contract manufacturers was approximately $2.8 million, $2.8 million and $1.8 million at December 31, 2005, June 24, 2005 and June 25, 2004, respectively. The Company's operations located in Puerto Rico and New York are managed as one geographic segment.

SIGNIFICANT CONTRACT MANUFACTURERS: On May 3, 2000, the Company entered into an agreement with a contract manufacturer in Malaysia to outsource the manufacture of certain of its gas tubes used in its products. The agreement is for ten years, but may be terminated by either party with one year's advance notice. On December 18, 2003, the Company entered into an agreement that expires in June 2009 with a contract manufacturer in China, which is a subsidiary of a U.S. based corporation, to manufacture and supply products to the Company. These two contract manufacturers produce a majority of the Company's products that it sells to its customers.

NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

         The Company leases real property and equipment under operating leases with terms expiring through April 2007. The leases require minimum rentals, exclusive of real property taxes, of approximately $184,000 in 2006, and $22,000 for 2007. Rent expense under operating leases was $87,000 for six months transition period ended December 31, 2005. For the 2005, 2004 and 2003 fiscal years, rent expense under operating leases was $203,000, $213,000 and $219,000, respectively. The Company plans to consolidate its two New York Facilities in 2006 into this new facility in late 2006(See Note 9).

         The Company leases a facility under an operating lease that contains a provision that may require the Company to restore the facility to its original condition upon exiting the facility, which would primarily involve the removal of leasehold improvements. The Company estimates that this could cost approximately $109,000, if required to do so.

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

         From 1982 until June 25, 2004, the Company had leased equipment from PRC Leasing, Inc., a corporation owned by Alfred J. Roach, the then Chairman of the Board of Directors of the Company. Rent expense under the lease was $50,000 in each of fiscal years 2004 and 2003. On September 14, 2005, the Company agreed to store certain equipment previously leased by the Company from PRC Leasing, Inc., until April 1, 2006 and received a release from Alfred J. Roach, who, at the time, ceased being Chairman of the Company's Board of Directors but remained a director of the Company, for all claims, known or unknown, he might have against the Company, including any regarding the previously leased equipment. Concurrent with this agreement, the Company entered into a consulting agreement with Mr. Roach. The consulting agreement provides for Mr. Roach to consult with the Company's executive officers and directors regarding the Company's business and operations, focusing on the sale and marketing of the Company's products. The four year agreement commenced on November 1, 2005 (when he ceased being an employee) and provides for an annual fee of $160,000 per year plus 5% commissions on the net sales, generated as a result of his efforts related to products sold in specified foreign countries where the Company is currently not doing any business.

         On September 14, 2005, the Company entered into a one year consulting agreement with Charles H. House, a director of the Company. Mr. House is to assist the Company in, among other things, the analysis, development and implementation of a comprehensive go-to-market business plan for certain products of the Company in exchange for 35,000 shares of the Company's common stock. As the award becomes fully-vested and non-forfeitable upon completion of his consulting services, the Company recognizes expense for these awards based upon the fair value of the vested portion of the award at each reporting date.

          During the six month transition period ended December 31, 2005 the Company received a letter from a third party claiming that certain products that the Company sells under a distribution agreement with one of its suppliers infringe upon certain patents owned by the third party. The Company's sales of such products have not been material. Although the ultimate outcome can not be predicted at this time, the Company believes that it is indemnified from its supplier for this matter.

         From time to time, the Company is subject to legal proceedings or claims which arise in the ordinary course of business. While the outcome of such matters can not be predicted with certainty, the Company believes that such matters will not have a material adverse effect on its financial condition or liquidity.

NOTE 8 - EMPLOYEE BENEFITS

         The Company has a defined contribution plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan covers substantially all U.S. and Puerto Rico employees who meet eligibility requirements and requires the Company to match employees' contributions up to specified limitations and subject to certain vesting schedules. The matching expense for the Company was $14,000 for six months transition period ended December 31, 2005. For the 2005, 2004 and 2003 fiscal years, the matching expense for the Company was $20,000, $20,000 and $21,000, respectively.

         On October 14, 2005, the Board of Directors of the Company approved an increase in the Company's voluntary 401(k) matching contribution from 10% to 20% of each participating employee's deferred contribution commencing January 1, 2006.

         The Company is a party to agreements with three executive officers providing that, in the event the Company should terminate the officer's employment (other than for cause), or if the officer voluntarily terminates his or her employment for good reason (as defined), the officer will be entitled to at least six months severance pay, the continuation of benefits and the acceleration of vesting of stock options.

         The Company has adopted a bonus plan covering four executive officers designed to provide incentive for performance upon meeting pre-established goals in fiscal 2006. The plan establishes a bonus pool base equal to a percentage (ranging between 30% and 60%) of each participant's base salary. The aggregate bonus pool base is then allocated by the Compensation Committee among targets (consolidated revenues, revenue from merging market product sales, net income and cash flow) pre-established by the Committee with varying weights with a discretionary component.

         The Company does not provide its employees any post-retirement or post-employment benefits, except discretionary severance payments upon termination of employment.

NOTE 9- SUBSEQUENT EVENT

In February 2006, the Company entered into a contract with an unrelated third party to purchase a 20,000 square foot building in Edgewood, New York for $2.8 million. The Company plans to consolidate its two New York facilities into this new building in late 2006 and is assessing the potential of consolidating its Puerto Rico operations into this same facility in the future. The Board has authorized management to spend up to $2.5 million (unaudited) to expand and improve this new building prior to moving in and anticipates that it will finance this project with a combination of cash and debt in the form of a mortgage on the property.

NOTE 10 - SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION

                                                                  December 31,              June 24,               June 25,
                                                                      2005                    2005                   2004
                                                                ---------------         ---------------         ---------------
Accounts receivable:
     Trade accounts receivable                                  $    3,593,000          $    3,994,000          $    3,521,000
     Other receivables                                                  13,000                  12,000                  14,000
     Less: allowance for doubtful accounts                            (100,000)               (100,000)               (100,000)
                                                                ---------------         ---------------         ---------------
                                                                $    3,506,000          $    3,906,000          $    3,435,000
                                                                ===============         ===============         ===============
Inventories:
     Raw materials and subassemblies                            $    1,529,000          $    2,192,000          $    1,487,000
     Work in progress                                                  305,000                 243,000                 175,000
     Finished goods                                                  6,648,000               6,464,000               3,743,000
                                                                ---------------         ---------------         ---------------
                                                                $    8,482,000          $    8,899,000          $    5,405,000
                                                                ===============         ===============         ===============
Property, plant and equipment:
     Machinery and equipment                                    $    8,614,000          $    7,955,000          $    7,090,000
     Leasehold improvements                                              5,000                   5,000                   5,000
     Office fixtures, equipment and other                              213,000                 608,000                 215,000
                                                                ---------------         ---------------         ---------------
                                                                     8,832,000               8,568,000               7,310,000
    Less accumulated depreciation and amortization                  (4,801,000)             (4,339,000)             (3,363,000)
                                                                ---------------         ---------------         ---------------
                                                                $    4,031,000          $    4,229,000          $    3,947,000
                                                                ===============         ===============         ===============
Accrued liabilities:
     Accrued payroll, bonus and vacation                        $      733,000          $      716,000          $      945,000
     Accrued legal and other professional fees                         267,000                 209,000                 212,000
     Other accrued expenses                                            511,000                 638,000                 541,000
                                                                ---------------         ---------------         ---------------
                                                                $    1,511,000          $    1,563,000          $    1,698,000
                                                                ===============         ===============         ===============


NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table reflects the unaudited quarterly results of the Company for the six month transition period ended December 31, 2005 and for the fiscal years ended June 24, 2005 and June 25, 2004, respectively:


                                                                      Operating             Net           Diluted net
                                                      Gross            earnings           earnings           earnings
       Quarter Ended             Net sales           profit             (loss)             (loss)          per share(a)
-------------------------     ---------------    ------------       -------------     ---------------     -------------

September 30, 2005              $11,033,000       $3,774,000          $1,536,000        $1,517,000            $0.12
December 31, 2005                 8,888,000        3,045,000              38,000         4,459,000             0.34
                              ---------------    ------------       -------------     ---------------     -------------

September 24, 2004               $6,952,000       $2,135,000            $600,000          $597,000            $0.05
December 31, 2004                 7,053,000        2,074,000             255,000           254,000             0.02
March 25, 2005                    5,231,000        1,388,000            (344,000)          (53,000)             -
June 24, 2005                     7,560,000        2,298,000             586,000           594,000             0.05
                              ---------------    ------------       -------------     ---------------     -------------


September 26, 2003               $9,211,000       $2,787,000            $915,000          $913,000            $0.08
December 26, 2003                 7,001,000        2,069,000             309,000           320,000             0.02
March 26, 2004                    6,038,000        1,935,000             218,000           217,000             0.02
June 25, 2004                     6,235,000        1,817,000             140,000           113,000             0.01
                              ---------------    ------------       -------------     ---------------     -------------

-----------
         (a) The sum of the unaudited quarterly income per share amounts do not always equal the annual amount reported because the per share amounts are computed independently for each quarter and the year based on the weighted average common and common equivalent shares outstanding in the applicable period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.      CONTROLS AND PROCEDURES

         As of the end of the period covered by this Report, management of the Company, with the participation of the Company's President and principal executive officer and the Company's Vice President-Finance and principal financial officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

                  During the period covered by this Report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

         The information called for by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated herein by reference to such information which will be contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company's 2006 Annual Meeting of Stockholders.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Report of Independent Registered Public Accounting
             Firm............................................................29
         Consolidated Balance Sheets at December 31, 2005, June 24,
             2005 and June 25, 2004..........................................30
         Consolidated Statements of Operations for the six months ended
             December 31, 2005 and December 31, 2004, and for each of
             the fiscal years in the three-year period ended June 24,
             2005............................................................31
         Consolidated Statements of Stockholders' Equity for the six
             months ended December 31, 2005 and December 31, 2004, and
             for each of the fiscal years in the three-year period ended
             June 24, 2005...................................................32
         Consolidated Statements of Cash Flows for  the six months
             ended December 31, 2005 and December 31, 2004, and for
             each of the fiscal years in the three-year period ended
             June 24, 2005...................................................33
         Notes to Consolidated Financial
             Statements......................................................34

(a)(2)   Schedule II - Valuation and Qualifying Accounts....................S-1

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

3(b) By-laws of the Company, as amended. Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 24, 2005 (File No. 1-8048).

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

4(b)(2) Guaranty Agreement dated as of September 17, 2003 between TII Systems, Inc. and Lender. Incorporated by reference to Exhibit 4(b)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

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

10(a)(1)(B)+      Form of Option Contract under 1994 Non-Employee Director Stock
                  Option Plan. Incorporated by reference to Exhibit 10(a)(1)(B) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 1-8048).

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

10(a)(2)(C)+      Form of Incentive Stock Option Contract,  dated June 7, 2005, between the Company and separately with each of Kenneth A.
                  Paladino, Nisar Chaudhry and Virginia M. Hall. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) June 7, 2005.

10(a)(2)(D)+      Form of Incentive Stock Option Contract, dated September 13,
                  2005 between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September
                  13, 2005.

10(a)(2)(E)+      Forms of Option Contracts under 1995 Stock Option Plan.
                  Incorporated by reference to Exhibit 10(a)(2)(E) to the Company's Annual Report on Form 10-K for the fiscal year ended
                  June 24, 2005 (File No 1-8048).

10(a)(3)(A)+      1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File
                  No. 1-8048).

10(a)(3)(B)+      Forms of Option Contracts under 1998 Stock Option Plan.
                  Incorporated by reference to Exhibit 10(a)(3)(B) to the Company's Annual Report on Form 10-K for the fiscal year ended
                  June 24, 2005 (File No. 1-8048).

10(a)(4)(A)+      2003 Non-Employee Director Stock Option Plan as amended.
                  Incorporated by reference to Exhibit 99.4 to the Company's
                  Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No. 1-8048).

10(a)(4)(B)+      Forms of Option Contracts under 2003 Non-Employee Director
                  Stock Option Plan. Incorporated by reference to Exhibit
                  10(a)(4)(C) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 1-8048).

10(a)(5)(A)+      2005 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File
                  No 1-8048).

10(a)(6)(A)+      Company's 2006 Incentive Bonus Plan. Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005 (File
                  No 1-8048).

10(a)(7)(A)+      Termination Severance Agreement, dated October 14, 2005,
                  between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005(File No 1-8048).

10(a)(7)(B)+      Termination Severance Agreement, dated October 14, 2005,
                  between the Company and Virginia M. Hall. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005 (File No 1-8048).

10(a)(7)(C)+      Termination Severance Agreement, dated October 14, 2005,
                  between the Company and Nisar A. Chaudhry. Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005 (File No 1-8048).

10(a)(8)(A)+      Resolution of the Board of Directors adopted on October 14,
                  2005 amending the cash compensation payable to non-employee directors. Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005 (File No 1-8048).

10(a)(8)(B)+      Description of Arrangement to Permit Directors to Accept
                  Shares of Common Stock of the Company in Lieu of Annual
                  Directors' Fees. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No 1-8048).

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

10(b)(3)+         Consulting Agreement, dated September 14, 2005, between the
                  Company and Charles H. House. Incorporated by reference to
                  Exhibit 99.2 to the Company's Current Report on Form 8-K dated
                  (date of earliest event reported) September 13, 2005(File No.
                  1-8048).

10(c)(1) Lease Contract dated April 27, 1998 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

10(d) Product Purchase Agreement, effective as of April 1, 2005, between the Company and Verizon Services Corp. (confidential treatment has been requested with respect to certain portions of this agreement). Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 1-8048).

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

23*               Consent of KPMG LLP.

31(a)*            Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*            Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*            Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*            Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.
________________
* Filed herewith.
+ Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TII NETWORK TECHNOLOGIES, INC.

March 31, 2006                   By:/s/ Timothy J. Roach
                                    --------------------------------------------
                                    Timothy J. Roach, President, and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/ Timothy J. Roach
March 31, 2006                      --------------------------------------------
                                    Timothy J. Roach, President,
                                    Chief Executive Officer (Principal
                                    Executive Officer) and Director

                                    /s/ Kenneth A. Paladino
March 31, 2006                      --------------------------------------------
                                    Kenneth A. Paladino, Vice President-Finance
                                    (Principal Financial Officer), Chief
                                    Operating Officer and Treasurer

                                    /s/ C. Bruce Barksdale
March 31, 2006                      --------------------------------------------
                                    C. Bruce Barksdale, Director

                                    /s/ Mark T. Bradshaw
March 31, 2006                      --------------------------------------------
                                    Mark T. Bradshaw, Director

                                    /s/ Lawrence M. Fodrowski
March 31, 2006                      --------------------------------------------
                                    Lawrence M. Fodrowski, Director

                                    /s/ R. D. Garwood
March 31, 2006                      --------------------------------------------
                                    R. D. Garwood, Director

                                    /s/ James R. Grover, Jr.
March 31, 2006                      --------------------------------------------
                                    James R. Grover, Jr., Director

                                    /s/ Joseph C. Hogan
March 31, 2006                      --------------------------------------------
                                    Joseph C. Hogan, Director

                                    /s/ Charles H. House
March 31, 2006                      --------------------------------------------
                                    Charles H. House, Director

                                    /s/ Alfred J. Roach
March 31, 2006                      --------------------------------------------
                                    Alfred J. Roach, Director

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS







                                                ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                                                               Balance at
                                                Beginning of                          Accounts Receivable       at End of
             Fiscal Year Ended                      Year              Additions            Write-offs              Year
-----------------------------------------   ------------------    ---------------    --------------------  ------------------

December 31, 2005                           $        100,000                 -                     -       $        100,000
June 24, 2005                               $        100,000                 -                     -       $        100,000
June 25, 2004                               $        100,000                 -                     -       $        100,000
June 27, 2003                               $        100,000                 -                     -       $        100,000


                                  EXHIBIT INDEX

Exhibit
Number                                  Description
------                                  -----------

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

3(b) By-laws of the Company, as amended. Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 24, 2005 (File No. 1-8048).

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

4(b)(2) Guaranty Agreement dated as of September 17, 2003 between TII Systems, Inc. and Lender. Incorporated by reference to Exhibit 4(b)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (File No. 1-8048).

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

10(a)(1)(B)+      Form of Option Contract under 1994 Non-Employee Director Stock
                  Option Plan. Incorporated by reference to Exhibit 10(a)(1)(B) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 1-8048).

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

10(a)(2)(C)+      Form of Incentive Stock Option Contract,  dated June 7, 2005, between the Company and separately with each of Kenneth A.
                  Paladino, Nisar Chaudhry and Virginia M. Hall. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) June 7, 2005.

10(a)(2)(D)+      Form of Incentive Stock Option Contract, dated September 13,
                  2005 between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September
                  13, 2005.

10(a)(2)(E)+      Forms of Option Contracts under 1995 Stock Option Plan.
                  Incorporated by reference to Exhibit 10(a)(2)(E) to the Company's Annual Report on Form 10-K for the fiscal year ended
                  June 24, 2005 (File No 1-8048).

10(a)(3)(A)+      1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File
                  No. 1-8048).

10(a)(3)(B)+      Forms of Option Contracts under 1998 Stock Option Plan.
                  Incorporated by reference to Exhibit 10(a)(3)(B) to the Company's Annual Report on Form 10-K for the fiscal year ended
                  June 24, 2005 (File No. 1-8048).

10(a)(4)(A)+      2003 Non-Employee Director Stock Option Plan as amended.
                  Incorporated by reference to Exhibit 99.4 to the Company's
                  Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No. 1-8048).

10(a)(4)(B)+      Forms of Option Contracts under 2003 Non-Employee Director
                  Stock Option Plan. Incorporated by reference to Exhibit
                  10(a)(4)(C) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 1-8048).

10(a)(5)(A)+      2005 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File
                  No 1-8048).

10(a)(6)(A)+      Company's 2006 Incentive Bonus Plan. Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005 (File
                  No 1-8048).

10(a)(7)(A)+      Termination Severance Agreement, dated October 14, 2005,
                  between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005(File No 1-8048).

10(a)(7)(B)+      Termination Severance Agreement, dated October 14, 2005,
                  between the Company and Virginia M. Hall. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005 (File No 1-8048).

10(a)(7)(C)+      Termination Severance Agreement, dated October 14, 2005,
                  between the Company and Nisar A. Chaudhry. Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005 (File No 1-8048).

10(a)(8)(A)+      Resolution of the Board of Directors adopted on October 14,
                  2005 amending the cash compensation payable to non-employee directors. Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005 (File No 1-8048).

10(a)(8)(B)+      Description of Arrangement to Permit Directors to Accept
                  Shares of Common Stock of the Company in Lieu of Annual
                  Directors' Fees. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No 1-8048).

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

10(b)(3)+         Consulting Agreement, dated September 14, 2005, between the
                  Company and Charles H. House. Incorporated by reference to
                  Exhibit 99.2 to the Company's Current Report on Form 8-K dated
                  (date of earliest event reported) September 13, 2005(File No.
                  1-8048).

10(c)(1) Lease Contract dated April 27, 1998 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

10(d) Product Purchase Agreement, effective as of April 1, 2005, between the Company and Verizon Services Corp. (confidential treatment has been requested with respect to certain portions of this agreement). Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 1-8048).

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

23*               Consent of KPMG LLP.

31(a)*            Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*            Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*            Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*            Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.
________________
* Filed herewith.
+ Management contract or compensatory plan or arrangement.