Form 10-Q
period 2006-03-31
TII NETWORK TECHNOLOGIES, INC.
filed 2006-05-12
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Securities Exchange Act of 1934). Yes       No  X
                                                        ---      ---

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 5, 2006 was 12,437,069.

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                     March 31,    December 31,
                                                                                       2006           2005
                                                                                     --------       --------
                                       ASSETS                                       (Unaudited)
Current Assets:

     Cash and cash equivalents                                                       $  6,307       $  5,326
        Accounts receivable, net of allowance for doubtful accounts of  $100 at
         March 31, 2006 and December 31, 2005                                           3,741          3,506
     Inventories                                                                        7,534          8,482
      Deferred tax assets                                                                 566            578
     Prepaid expenses and other current assets                                            100            252
                                                                                     --------       --------
         Total current assets                                                          18,248         18,144
                                                                                     --------       --------


Property, plant and equipment, net                                                      4,055          4,031
Deferred tax assets                                                                     4,436          4,644
Other assets, net                                                                         450            167
                                                                                     --------       --------

TOTAL ASSETS                                                                         $ 27,189       $ 26,986
                                                                                     ========       ========


                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

       Accounts payable                                                              $  1,392       $  1,438
     Accrued liabilities                                                                1,268          1,511
                                                                                     --------       --------

         Total current liabilities                                                      2,660          2,949
                                                                                     --------       --------


       Long term obligation                                                                96             96
       Deferred tax liabilities                                                           807            822
                                                                                     --------       --------
Total Liabilities                                                                    $  3,563       $  3,867
                                                                                     --------       --------

Commitments and contingencies

Stockholders' Equity:

       Preferred stock, par value $1.00 per share; 1,000,000 shares authorized;
     Series D Junior Participating, no shares issued or outstanding                         -              -
      Common stock, par value $.01 per share; 30,000,000 shares authorized;
            12,391,156 shares issued and 12,373,519 shares outstanding as of
         March 31, 2006; and 12,361,956 shares issued and 12,344,319 shares

         outstanding as of December 31, 2005                                              124            124
     Additional paid-in capital                                                        38,441         38,277
     Accumulated deficit                                                              (14,658)       (15,001)
                                                                                     --------       --------

                                                                                       23,907         23,400
     Less:  Treasury shares, at cost, 17,637 common shares at March 31, 2006
             and December 31, 2005                                                       (281)          (281)
                                                                                     --------       --------
Total stockholders' equity                                                             23,626         23,119
                                                                                     --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 27,189       $ 26,986
                                                                                     ========       ========



       See Notes to Unaudited Condensed Consolidated Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                    Three months ended
                                                  -----------------------
                                                  March 31,      March 25,
                                                    2006           2005
                                                  --------       --------
Net sales                                         $  9,428       $  5,231
Cost of sales                                        6,241          3,843
                                                  --------       --------


              Gross profit                           3,187          1,388
                                                  --------       --------


Operating expenses:

         Selling, general and administrative         2,215          1,327
         Research and development                      444            405
                                                  --------       --------

              Total operating expenses               2,659          1,732
                                                  --------       --------

              Operating income (loss)                  528           (344)

Interest income                                         44             26
Other (expense) income                                  (1)           263
                                                  --------       --------

Earnings (loss) before income taxes                    571            (55)

Provision (benefit) for income taxes                   228             (2)
                                                  --------       --------

Net earnings (loss)                               $    343       $    (53)
                                                  ========       ========


Net earnings per common share:

     Basic                                        $   0.03     $        -
                                                  ========       ========


     Diluted                                      $   0.03     $        -
                                                  ========       ========



Weighted average common shares outstanding:

     Basic                                          12,345         11,908
     Diluted                                        13,363         11,908


       See Notes to Unaudited Condensed Consolidated Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                       Common   Additional                                 Total
                                       Common Stock    Stock    Paid-In       Accumulated   Treasury   Stockholders'
                                          Shares       Amount    Capital         Deficit      Stock       Equity
                                         ----------     ----    -------         --------     -----      -------
Balance, December 31, 2005               12,344,319     $124    $38,277         $(15,001)    $(281)     $23,119
  Exercise of stock options                  29,200        -         18                -         -           18
  Share-based compensation                        -        -        146                -         -          146
  Net earnings for the three
       months ended March 31, 2006                -        -          -              343         -          343
                                         ----------     ----    -------         --------     -----      -------
Balance, March 31, 2006                  12,373,519     $124    $38,441         $(14,658)    $(281)     $23,626
                                         ==========     ====    =======         ========     =====      =======


       See Notes to Unaudited Condensed Consolidated Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                            Three months ended
                                                                           ---------------------
                                                                           March 31,     March 25,
                                                                             2006          2005
                                                                           -------       -------
Cash Flows from Operating Activities:

Net earnings (loss)                                                        $   343       $   (53)

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:

         Depreciation and amortization                                         367           297
         Non-cash share based compensation                                     146             -
         Gain on disposal of capital assets                                      -          (106)
         Changes in operating assets and liabilities:
              Accounts receivable                                             (235)          (96)
              Inventories                                                      948        (1,504)
              Prepaid and other assets                                         152           413
              Deferred tax assets                                              205             -
              Accounts payable and accrued liabilities                        (289)          415
                                                                           -------       -------
                  Net cash provided by (used in) operating activities        1,637          (634)
                                                                           -------       -------


Cash Flows from Investing Activities:

         Capital expenditures                                                 (382)         (813)
             Deposit on building                                              (292)            -
             Proceeds from sale of fixed assets                                  -           175
                                                                           -------       -------
                  Net cash used in investing activities                       (674)         (638)
                                                                           -------       -------

Cash Flows from Financing Activities:

         Proceeds from exercise of stock options                                18             -
                                                                           -------       -------

                  Net cash provided by financing activities                     18             -
                                                                           -------       -------


Net increase (decrease) in cash and cash equivalents                           981        (1,272)

Cash and cash equivalents, at beginning of period                            5,326         6,532
                                                                           -------       -------

Cash and cash equivalents, at end of period                                $ 6,307       $ 5,260
                                                                           =======       =======


Supplemental disclosure of cash transactions:

Cash paid during the period for income taxes                               $    48       $     4
                                                                           =======       =======




       See Notes to Unaudited Condensed Consolidated Financial Statements

                  TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim financial statements: The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K/T for the transition period ended December 31, 2005. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Note 2 - Comprehensive income: For the three months ended March 31, 2006 and March 25, 2005, comprehensive income equaled net income.

Note 3 - Change in Fiscal year: In December 2005, the Company's Board of Directors changed the Company's fiscal year end from the last Friday in June to December 31. This change was made to align the Company's reporting period with the budgetary and reporting periods of the Company's largest customers and provide an easier comparison of the Company's reported results with those of other companies. Therefore, the Company is now reporting on a calendar year basis with a December 31 year end, and its first three fiscal quarters ending on March 31, June 30 and September 30. The three months ended March 31, 2006 and March 25, 2005, contained 13 weeks and 12 weeks, respectively.

Note 4 - Stock-Based Compensation: The Company's 1995 Stock Option Plan (the "1995 Plan") permitted, and 1998 Stock Option Plan (the "1998 Plan") permits, the Board of Directors or the Compensation Committee of the Board of Directors to grant options to employees (including officers and directors who are employees), consultants and non-employee directors. The Board of Directors or the Compensation Committee determines the number of shares to be subject to options it grants, vesting periods, option terms, which may not exceed 10 years, and exercise prices. At March 31, 2006, the 1995 Plan had expired as to the grant of future options. Options to purchase 862,550 shares, together with shares underlying outstanding options granted under the 1998 Plan that may expire or be terminated unexercised, were available for grant under the 1998 Plan until October 2008.

On December 3, 2003, the Company's shareholders approved the 2003 Non-Employee Director Stock Option Plan (the "2003 Plan') which was subsequently amended by the stockholders on December 1, 2005. This plan expires on September 23, 2013 and replaced the Company's 1994 Non-Employee Director Stock Option Plan (the "1994 Plan") on December 4, 2003. At March 31, 2006, the 1994 Plan had expired as to the grant of future options; however, options to purchase 497,000 shares of common stock remained outstanding under the 1994 Plan. Options to purchase 219,000 shares, together with shares underlying outstanding options granted under the 2003 Plan that may expire or be terminated unexercised, were available for grant under the 2003 Plan until September 2013. Under the 2003 Plan, on the date a person initially becomes an outside director, that individual is granted an option to purchase 24,000 shares. As amended, the 2003 Plan also provides that, at each annual shareholders meeting at which directors are elected, each outside director in office after the meeting is automatically granted an option to purchase 10,000 shares plus additional specified shares for serving on Board committees or as chairperson of a committee. Options granted under the 2003 Plan must have an exercise price equal to the market value of the common stock on the date of grant. All options granted under the 2003 Plan have a term of ten years. Initial option grants to new outside directors vest quarterly over three years starting one year from the grant date. Annual options vest and become exercisable, with respect to those annual options granted at the organizational meeting of the Board following the Company's 2005 Annual Meeting of Stockholders held December 1, 2005, in eight equal quarterly installments commencing immediately upon grant and, with respect to annual options granted thereafter, in four equal quarterly installments commencing on the date of grant.

At the beginning of the Company's transition period ended December 31, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," using the modified prospective method. Under SFAS 123(R), total stock based compensation is attributable to the granting of stock options and restricted stock grants which is amortized over the requisite service period. Compensation expense attributable to stock based compensation in the three months ended March 31, 2006 was $146,000, which was an expense in determining income from operations. As of March 31, 2006, the total unrecognized compensation cost related to non-vested awards was $1.4 million and the related weighted average period over which the unrecognized compensation cost is expected to be recognized is approximately 2.1 years.

Prior to the Company's adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was allocated over the service period. For stock options, the service period represented the period of time between the date of grant and the date each option becomes exercisable.

The following table sets forth the effect on net earnings per common share for the three months ended March 25, 2005 as if the fair value method had been applied to all outstanding awards in that period:


                                                                     March 25,
                                                                       2005
                                                                    ----------

Net loss, as reported                                                 $   (53)
   Total stock-based compensation
    expense determined under fair value method for all awards, net
    of  related tax effects                                               (55)
                                                                      -------
 Pro forma                                                            $  (108)
                                                                      =======

Basic and diluted net earnings per share:

   As reported                                                        $      -
   Pro forma                                                          $  (0.01)

The following table summarizes information about the Company's stock option plans for the three months ended March 31, 2006.

                                                                                                                Weighted
                                                                         Weighted                                Average
                                                                          Average           Aggregated         Contractual
                                                     Number of           Exercise           Intrinsic        Life Remaining
                                                      Options              Price            Value (1)           in Years
                                                   ---------------     --------------     ---------------    ----------------
Options outstanding, beginning of year               3,851,550                 1.76
  Granted                                               10,000                 2.31
  Exercised                                            (29,200)                0.61
  Forfeited                                                 -                   -
                                                   ---------------     --------------     ---------------    ----------------
 Options outstanding, end of quarter               3,832,350            $      1.77       $     2,059,000             7.9

Options exercisable, end of quarter                3,078,100            $      1.68       $     1,926,000             8.0


----------
(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The exercise period for all stock options generally may not exceed ten years from the date of grant. Stock option grants generally become exercisable in substantially equal amounts over a service period of up to five years.

The weighted-average grant date fair value of stock options granted for the three months ended March 31, 2006 was $2.10 per share. There were no options granted for the three months ended March 25, 2005. The total intrinsic value of stock options exercised for the three months ended March 31, 2006 was $60,000. There were no options exercised for the three months ended March 25, 2005.

The weighted average fair values of options granted for the three months ended March 31, 2006 were determined based on the Black-Scholes option-pricing model, utilizing the following assumptions:


Weighted-average expected life                                         6.5 years
Risk-free interest rate                                                  4.9%
Weighted-average expected volatility                                   128.1%
Dividends                                                                  0%


The following additional information relates to options outstanding as of March 31, 2006:

                                             Weighted           Weighted                                Weighted
                        Common Shares        Average            Average              Number of           Average
     Exercise             Subject to         Exercise          Remaining              Options           Exercise
    Price Range            Options            Price           Life (Years)          Exercisable          Price
--------------------    ---------------    -------------     ---------------    ------------------    --------------
   $0.29 - $1.50           1,378,500         $  0.99              8.2              1,130,500             $  0.92
     1.51 - 2.00           1,158,400            1.67              7.3                893,400                1.62
     2.01 - 2.50             830,450            2.31              7.5                820,450                2.31
     2.51 - 8.25             465,000            3.41              9.0                233,750                3.44
                        ---------------    -------------     ---------------    ------------------    --------------
                           3,832,350         $  1.77              7.9              3,078,100             $  1.68
                        ===============    =============     ===============    ==================    ==============

Note 5 - Net earnings per common share: Basic earnings per share ("EPS") is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents.

The following table sets forth the amounts used in the computation of basic and diluted net earnings per share:

                                                                                     Three months ended
                                                                                     ------------------
                                                                         March 31, 2006                March 25, 2005
                                                                       -----------------             ------------------
                                                                                       (in thousands)
Numerator for dilution calculation:
Net earnings (loss)                                                    $            343              $            (53)
                                                                       =================             ==================


Denominator for dilution calculation:
     Weighted average common shares outstanding                                  12,345                         11,908
     Effect of dilutive stock options and restricted shares                       1,018                              -
                                                                       -----------------             ------------------
Denominator for diluted calculation                                              13,363                         11,908
                                                                       -----------------             ------------------

Options to purchase an aggregate of approximately 495,000 and 1,358,000 shares of common stock outstanding as of March 31, 2006 and March 25, 2005, respectively, are not included in the computation of diluted earnings per share for the applicable three month period because their exercise prices were greater than the average market price of the Company's common stock and were thus anti-dilutive.

Note 6 - Inventories: Inventories consisted of the following:

                                                                       March 31, 2006         December 31, 2005
                                                                    --------------------      ------------------
                                                                                    (in thousands)

        Raw materials and subassemblies                             $              1,589      $            1,529
        Work in process                                                              350                     305
        Finished goods                                                             5,595                   6,648
                                                                    --------------------      ------------------
                                                                    $              7,534      $            8,482
                                                                    ====================      ==================

Note 7 - Credit Facility: The Company has a credit facility that enables it to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. The maximum amount of borrowings under the credit facility can be reduced by the lender upon written notice. Outstanding borrowings under the credit facility will bear interest at a specified bank's prime rate (7.75% at March 31, 2006) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the credit facility. At March 31, 2006, the borrowing base was $3.2 million and there were no borrowings outstanding. The credit facility had an initial one year term and automatically renewed in September 2004 for a two year period until September 2006 but may be terminated by the lender at any time on 60 days notice or by the Company on 60 days notice prior to the end of the current term or any renewal term. If the credit facility is terminated by the lender, the Company would seek to establish a new credit facility. However, there can be no assurance that the Company would be successful in this effort. The credit facility is guaranteed by the Company's subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The credit facility requires, among other covenants, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The credit facility also prohibits, without the lender's consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others. Pursuant to the requirement of EITF 95-22, any amounts outstanding under this facility would be classified as current liabilities.

Note 8 - Significant Customers: The following customers accounted for 10% or more of the Company's consolidated net sales during one or more of the periods presented below:

                                                                              Three months ended
                                                                  -------------------------------------------
                                                                    March 31, 2006         March 25, 2005
                                                                    --------------         --------------
     Verizon Corporation                                                49%                    44%
     Tyco Electronics Corporation                                       10%                    14%
     Telco Sales, Inc.                                                   *                     11%

----------
     * Under 10%


As of March 31, 2006, two of these customers accounted for 44% and 25% of accounts receivable and as of December 31, 2005, two of these customers accounted for 38% and 28% of accounts receivable.

Note 9- Commitments and Related Party Transactions

In February 2006, the Company entered into a contract with an unrelated third party to purchase a 20,000 square foot building in Edgewood, New York for $2.8 million, against which the Company has made a $292,000 deposit. The Company plans to consolidate its two New York facilities into this new building in late 2006 and is assessing the potential of consolidating its Puerto Rico operations into this same facility in the future. The Company's Board of Directors has approved a plan authorizing management to spend up to an additional $2.5 million to expand and improve this new building prior to moving in. The Company had anticipated that it would finance this project with a combination of cash and debt in the form of a mortgage on the property, but now expects to fund the project with cash given the recent increase in financing costs and available excess cash that the Company holds.

On April 18, 2006, the Company and Timothy J. Roach entered into a Third Amended and Restated Employment Agreement ("Employment Agreement"). The Employment Agreement now provides for Mr. Roach to continue to serve as the Company's President and Chief Executive Officer for a term ending June 30, 2008, with automatic one year extensions subject to certain conditions. Mr. Roach's annual salary remained at $300,000, subject to increases and bonuses at the discretion of the Board of Directors or Compensation Committee. Included under the Employment Agreement are health and other benefits, including life insurance, and certain termination rights, which may include severance pay equal to (and, under certain conditions, two times) his annual compensation.

Note 10 - Other Assets: In March 2005, the Company sold one of its remaining two condominiums for $175,000 resulting in a gain of $106,000. The gain is included in selling, general and administrative expenses for the three months ended March 25, 2005 in the accompanying condensed consolidated statement of operations.

Note 11- Recently Issued Accounting Pronouncements:

In February 2006, the FASB issued FASB Staff Position ("FSP") No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event," which amends SFAS No. 123(R) to require that options issued with a cash settlement feature that can be exercised upon the occurrence of a contingent event that is outside the employee's control should not be classified as liabilities until it becomes probable that the event will occur. For companies that adopted SFAS No. 123(R) prior to the issuance of the FSP, application is required in the first reporting period beginning after February 3, 2006. Currently, the Company has no stock options outstanding with contingent cash settlement features and, as a result, the FSP will not impact the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the forgoing Condensed Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report.

Business

TII Network Technologies, Inc. and subsidiary (together, the "Company" or "TII"), designs, produces and markets network protection and management products, including lightning and surge protection products, network interface devices ("NIDs"), Digital Subscriber Line ("DSL"), Voice over Internet Protocol ("VoIP") and other station electronics products and a multi-service residential gateway system.

Overview

The Company's primary market, the traditional Telco copper-based transmission network, has been adversely impacted over the last several years principally as a result of the competitive impact of alternative technologies that compete with the Telco's traditional copper-based transmission network (examples include cellular service, Fiber to the Premise ("FTTP") and competition from multi-system operators ("MSOs")). This trend, which has resulted in cutbacks in copper-based construction and maintenance budgets by the Telcos and a reduction in the number of their access lines, has adversely affected the Company's principal copper-based business. In response to this trend, the Company has been pursuing new markets with new products designed to take advantage of the Company's more than 40 years of network related experience focusing on proprietary overvoltage surge protection, enclosure technologies and electronics design capabilities.

The Company's major customer, Verizon, has begun its strategy to deploy FTTP through a multi-year program. This has resulted in a reduction of capital outlays on its traditional copper network and has therefore impacted the Company's traditional protection based products since FTTP networks require less traditional protection than current copper networks. Though the full extent of the impact on the Company of this program is not yet known, the Company believes that, while the current embedded copper infrastructure will continue to play a significant role as a transmission medium for years to come, it will continue to decline year to year.

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

Effective December 31, 2005, TII Network Technologies, Inc. changed its fiscal year end from the last Friday in June to December 31. This change was made to align the Company's reporting period with the budgetary and reporting periods of the Company's largest customers and provide an easier comparison of the Company's reported results with those of other companies. Therefore, the Company is now reporting on a calendar year basis with a December 31 year end, and its first three fiscal quarters ending on March 31, June 30 and September 30. The three months ended March 31, 2006 and March 25, 2005, contained 13 weeks and 12 weeks, respectively.

Results of Operations

The following table sets forth certain statement of operations information as a percentage of net sales for the periods indicated:

                                                    Three Months          Three Months
                                                        Ended                 Ended
                                                   March 31, 2006        March 31, 2005
                                                   --------------        --------------

  Net sales                                           100.0%                  100.0%
  Cost of sales                                        66.2                    73.5
                                                      -----                   -----
           Gross profit                                33.8                    26.5
                                                      -----                   -----
  Operating expenses:

       Selling, general and administrative             23.5                    25.4
       Research and development                         4.7                     7.7
                                                      -----                   -----
             Total operating expenses                  28.2                    33.1
                                                      -----                   -----
             Operating earnings (loss)                  5.6                    (6.6)
  Interest income                                        .5                      .5
  Other (expense) income                                 -                      5.0
                                                      -----                   -----
  Earnings (loss) before income taxes                   6.1                    (1.1)
  Provision for income taxes                            2.4                       -
                                                      -----                   -----
  Net earnings (loss)                                   3.7                    (1.1)
                                                      =====                   =====

Net sales for the first quarter of 2006 were $9.4 million compared to $5.2 million for the comparative prior year period, an increase of approximately $4.2 million or 80.2%. The increase in the 2006 period was primarily due to the expanded territories and products covered under the general supply agreement received from the Company's largest customer in July 2005, increased sales to existing and new customers of recently developed products, including DSL and VoIP products, an additional week of sales due to a thirteen week quarter compared to twelve weeks in the prior year period and the effect of a mild winter. The severe winter during the first quarter of 2005 adversely affected the Telco's ability to install the Company's NIDs and other outside plant products which resulted in lower than normal sales for that quarter.

Gross profit for the first quarter of 2006 was $3.2 million compared to $1.4 million for the comparable prior year period, an increase of approximately $1.8 million or 129.6%, while gross profit margin increased to 33.8% from 26.5%. The increase in gross profit was primarily due to the higher sales levels and gross profit margins. The improved gross profit margin was due to the higher sales levels in conjunction with the Company's primarily fixed overhead cost and an improved sales mix of higher margin products.

Selling, general and administrative expenses for the first quarter of 2006 were $2.2 million compared to $1.3 million for the comparable prior year quarter, an increase of approximately $888,000 or 66.9%. This increase was primarily due to five items representing 71% or $629,000 of the increase, as follows: stock option expense as a result of SFAS No.123(R) "Share-Based Payment," an additional week of payroll and related expenses, increased marketing resources and efforts associated with the Company's planned introduction of its new multi-service residential gateway, increased professional fees and a credit from the gain on the sale of fixed assets in 2005 which reduced that year's expenses.

Research and development expenses for the first quarter of 2006 were $444,000 compared to $405,000 for the comparable prior year period, an increase of approximately $39,000 or 9.6%. This higher level of expenditure reflects the Company's increased efforts to develop new products for the growth segments of the Telco and MSO markets and costs associated with the development of the Company's new multi-service residential gateway.

Interest income for the first quarter of 2006 was $44,000 compared to $26,000 for the comparable prior year period, an increase of approximately $18,000. The increase was due to increased interest rates and higher average cash and cash equivalent balances held by the Company.

Other income for the three months ended March 25, 2005 includes a gain of $265,000 resulting from the net settlement received from the surrender of whole-life insurance policies that the Company had held on the Company's Chief Executive Officer.

During the three months ended March 31, 2006, a provision for income taxes of $228,000 was recorded at the expected combined Federal and state effective annual tax rate of 40%. This rate differs from the U.S. Federal statutory rate of 34% primarily due to state income taxes and the recording of certain costs that are not deductible from taxable income. The Company's actual cash outlay for income taxes, or current provision, will be approximately 4% of pre-tax income due to the availability of net operating loss carryforwards which will offset a substantial portion of the Company's expected taxable income. No provision for income taxes was recorded in the first quarter of 2005 due to pre-tax losses and the uncertainty of the recoverability of deferred taxes.

Net earnings for the first quarter of 2006 were $343,000 or $0.03 per diluted share, compared to net loss of $53,000 in the year ago quarter.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $6.3 million at March 31, 2006 compared to $5.3 million at the end of 2005 and $5.3 million at March 25, 2005, an increase of approximately $981,000 and $1 million, respectively. Working capital increased to $15.6 million at the end of the first quarter of 2006 from $15.2 million at the end of 2005 and $11.8 million at March 25, 2005.

For the three months ended March 31, 2006, the Company generated $1.6 million of net cash from operating activities compared to $634,000 of net cash used in operating activities for the three months ended March 25, 2005. The cash generated from operating activities in the first quarter of 2006 was due to net operating earnings of $856,000 (net earnings of $343,000 plus depreciation and amortization expense of $367,000 and non-cash share-based compensation $146,000) and a reduction in inventories of $948,000 as increased product demand used existing inventories, offset, in part, by an increase in accounts receivable of $235,000 due to higher sales in the first quarter of 2006, a decrease in other assets of $152,000, a decrease in deferred tax assets of $205,000 related to income taxes provision and a decrease in accounts payable and accrued liabilities of $289,000 due to the timing of payments to vendors.

Net cash used in investing activities was $674,000 in the first quarter of 2006 due to the purchase of capital assets in the normal course of business, the purchase of a new Enterprise Resource Planning ("ERP") software package and a contractually required deposit on the building, which the Company is buying.

Net cash provided by financing activities was $18,000 in the first quarter of 2006 due to proceeds received from the exercise of options.

The Company has a credit facility that enables it to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. The maximum amount of borrowings under the credit facility can be reduced by the lender upon written notice. Outstanding borrowings under the credit facility will bear interest at a specified bank's prime rate (7.75% at March 31, 2006) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the credit facility. At March 31, 2006, the borrowing base was $3.2 million and there were no borrowings outstanding. The credit facility had an initial one year term and automatically renewed in September 2004 for a two year period until September 2006 but may be terminated by the lender at any time on 60 days notice or by the Company on 60 days notice prior to the end of the current term or any renewal term. If the credit facility is terminated by the lender, the Company would seek to establish a new credit facility. However, there can be no assurance that the Company would be successful in this effort. The credit facility is guaranteed by the Company's subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The credit facility requires, among other covenants, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The credit facility also prohibits, without the lender's consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others. Pursuant to the requirement of EITF 95-22, any amounts outstanding under this facility would be classified as current liabilities.

Funds anticipated to be generated from operations, together with available cash and borrowings under the credit facility, are believed to be adequate to finance the Company's current operational and capital needs for the next twelve months.

Contractual Obligations and Commercial Commitments

In February 2006, the Company entered into a contract with an unrelated third party to purchase a 20,000 square foot building in Edgewood, New York for $2.8 million, against which the Company has made a $292,000 deposit. The Company plans to consolidate its two New York facilities into this new building in late 2006 and is assessing the potential of consolidating its Puerto Rico operations into this same facility in the future. The Company's Board of Directors has approved a plan authorizing management to spend up to an additional $2.5 million to expand and improve this new building prior to moving in. The Company had anticipated that it would finance this project with a combination of cash and debt in the form of a mortgage on the property, but now expects to fund the project with cash given the recent increase in financing costs and available excess cash that the Company holds.

Seasonality

The Company's operations are subject to seasonal variations primarily due to the fact that the Company's principal products, NIDs, are typically installed on the side of homes. During the hurricane season, sales may increase depending upon the severity and location of hurricanes and the number of NIDs that are damaged and need replacement. Conversely, during winter months when severe weather hinders or delays the Telco's installation and maintenance of their outside plant network, the sales have been adversely affected until replacements can be installed (at which time sales increase).

Off Balance Sheet Financing

The Company has no off-balance sheet contractual arrangements, as that term is defined in Item 304 (a) (4) of Regulation S-K.

Critical Accounting Policies, Estimates and Judgments

TII's consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments. The Company believes that the determination of the carrying value of the Company's inventories and long-lived assets, the valuation allowance of deferred tax assets and valuation of share-based payment compensation are the most critical areas where management's judgments, assumptions and estimates most affect the Company's reported results. While the Company believes its estimates are reasonable, misinterpretation of the conditions that affect the valuation of these assets could result in actual results varying from reported results, which are based on the Company's estimates, assumptions and judgments as of the balance sheet date.

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

Consistent with the provisions of Statement of Financial Accounting Standards No. 109, the Company regularly estimates its ability to recover deferred tax assets, and reports such assets at the amount that is determined to be "more-likely-than-not" recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. During the six months ended December 31, 2005, based primarily upon positive evidence derived from the Company's sustained levels of historical profitability and its projection for taxable income in the future, the Company reduced its valuation allowance against deferred tax assets to reflect the amount of deferred tax assets determined to be more-likely than not recoverable. In the event that evidence becomes available in the future to indicate that the valuation of the Company's deferred tax assets should be adjusted (e.g., significant changes in the Company's projections for future taxable income), our estimate of the recoverability of deferred taxes may change, resulting in an associated adjustment to earnings in that period.

With the adoption of SFAS No. 123(R) on June 25, 2005, the Company is required to record the fair value of share-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and expected term assumptions require a greater level of judgment. The Company estimates expected stock-price volatility based primarily on a simple average historical volatility of its common stock over a period equal to the expected term of the option, but also considers whether other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected volatility. With regard to the Company's estimate of expected term, as adequate information with respect to historical share option exercise experience is not available, the Company primarily considers the vesting term and original contractual term of options granted.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued FASB Staff Position ("FSP") No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event," which amends SFAS No. 123(R) to require that options issued with a cash settlement feature that can be exercised upon the occurrence of a contingent event that is outside the employee's control should not be classified as liabilities until it becomes probable that the event will occur. For companies that adopted SFAS No. 123(R) prior to the issuance of the FSP, application is required in the first reporting period beginning after February 3, 2006. Currently, the Company has no stock options outstanding with contingent cash settlement features and, as a result, the FSP will not impact the Company's consolidated financial statements.

Forward-Looking Statements

Certain statements in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as "may," "should," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of several factors, including, but not limited to:

         o exposure to increases in the cost of the Company's products, including increases in the cost of the Company's petroleum-based plastic products, and the limited ability of the company to raise the selling prices of its products;

         o dependence for products and product components from Pacific Rim contract manufacturers, including on-time delivery that could be interrupted as a result of third party labor disputes, political factors or shipping disruptions, quality control and exposure to changes in costs and changes in the valuation of the Chinese Yuan;

         o dependence on, and ability to retain, its "as-ordered" general supply agreements with its largest three customers and win new contracts;

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

         o the ability to timely develop products and adapt its existing products to address technological changes, including changes in its principal market (see "Business");

         o weather and similar conditions, particularly the effect of hurricanes or typhoons on the Company's manufacturing, assembly and warehouse facilities in Puerto Rico and the Pacific Rim;

         o competition in the Company's traditional Telco market and new markets the Company is seeking to penetrate ;

         o potential changes in customers' spending and purchasing policies and practices;

         o general economic and business conditions, especially as they pertain to the Telco industry;

         o        dependence on third parties for certain product development;

         o risks inherent in new product development and sales, such as start-up delays and uncertainty of customer acceptance;

         o the ability to attract and retain technologically qualified personnel;

         o        the ability to fulfill its growth strategies;

         o the ability to maintain listing of its Common Stock on the NASDAQ Capital Market; and

         o the availability of financing on satisfactory terms (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

The Company undertakes no obligation to update any forward-looking statement to reflect events after the date of this Report.

Item 4.    Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company's President and principal executive officer and the Company's Vice President-Finance and principal financial officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of March 31, 2006, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

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


                                       TII NETWORK TECHNOLOGIES, INC.



Date: May 12, 2006                     By: /s/ Kenneth A. Paladino
                                           -------------------------------------
                                           Kenneth A. Paladino
                                           Vice President-Finance, Treasurer and
                                           Chief Financial Officer

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