Form 10-Q
period 2006-06-30
TII NETWORK TECHNOLOGIES, INC.
filed 2006-08-14
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission file number 1-8048

TII NETWORK TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

State of incorporation: Delaware	IRS Employer Identification No: 66-0328885

1385 Akron Street, Copiague, New York 11726
(Address and zip code of principal executive office)

(631) 789-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes       No

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 11, 2006 was 12,463,203.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$5,688	$5,326
Accounts receivable, net of allowance for doubtful accounts of $100 at June
30, 2006 and December 31, 2005	4,517	3,506
Inventories	6,490	8,482
Deferred tax assets	554	578
Prepaid expenses and other current assets	347	252

Total current assets	17,596	18,144

Property, plant and equipment, net	6,869	4,031
Deferred tax assets	4,151	4,644
Other assets, net	146	167
TOTAL ASSETS	$28,762	$26,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,141	$1,438
Accrued liabilities	1,442	1,511

Total current liabilities	3,583	2,949

Long term obligation	101	96
Deferred tax liabilities	788	822

Total Liabilities	$4,472	$3,867

Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized;
Series D Junior Participating, no shares issued or outstanding	--	--
Common stock, par value $.01 per share; 30,000,000 shares authorized;
12,419,706 shares issued and 12,402,069 shares outstanding as of
June 30, 2006; and 12,361,956 shares issued and 12,344,319 shares
outstanding as of December 31, 2005	125	124
Additional paid-in capital	38,667	38,277
Accumulated deficit	(14,221)	(15,001)

	24,571	23,400
Less: Treasury shares, at cost, 17,637 common shares at June 30, 2006
and December 31, 2005	(281)	(281)

Total stockholders' equity	24,290	23,119

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,762	$26,986

See Notes to Unaudited Condensed Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
Net sales	$11,211	$7,560	$20,638	$12,791
Cost of sales	7,450	5,262	13,690	9,105

Gross profit	3,761	2,298	6,948	3,686

Operating expenses:
Selling, general and administrative	2,541	1,381	4,756	2,708
Research and development	535	331	979	736

Total operating expenses	3,076	1,712	5,735	3,444

Operating income	685	586	1,213	242
Interest expense	(3)	(4)	(3)	(3)

Interest income	62	24	106	50
Other income	3	2	2	264
Earnings before income taxes	747	608	1,318	553
Provision for income taxes	310	14	538	12

Net earnings	$437	$594	$780	$541

Net earnings per common share:
Basic	$0.04	$0.05	$0.06	$0.05

Diluted	$0.03	$0.05	$0.06	$0.04

Weighted average common shares outstanding:
Basic	12,377	11,971	12,361	11,971
Diluted	13,408	12,687	13,386	12,687

See Notes to Unaudited Condensed Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2005	12,344,319	$124	$38,277	$(15,001)	$(281)	$23,119
Exercise of stock options	57,750	1	51	--	--	52
Share-based payment
compensation	--	--	339	--	--	339

Net earnings for the six
months ended June 30, 2006	--	--	--	780	--	780

Balance, June 30, 2006	12,402,069	$125	$38,667	$(14,221)	$(281)	$24,290

See Notes to Unaudited Condensed Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30, 2006	June 24, 2005
Cash Flows from Operating Activities:

Net earnings	$780	$541

Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
Depreciation and amortization	657	615
Non-cash share-based payment compensation	339	--
Gain on disposal of capital assets	--	(82)
Changes in operating assets and liabilities:
Accounts receivable	(1,011)	(1,328)
Inventories	1,992	(4,416)
Prepaid and other assets	(92)	623
Deferred tax assets	483	--
Accounts payable and accrued liabilities	639	2,945

Net cash provided by (used in) operating activities	3,787	(1,102)

Cash Flows from Investing Activities:
Capital expenditures	(3,477)	(901)

Net cash used in investing activities	(3,477)	(901)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	52	--

Net cash provided by financing activities	52	--

Net increase (decrease) in cash and cash equivalents	362	(2,003)

Cash and cash equivalents, at beginning of period	5,326	6,532

Cash and cash equivalents, at end of period	$5,688	$4,529

Supplemental disclosure of cash transactions:
Cash paid during the period for income taxes	$72	$2

See Notes to Unaudited Condensed Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Interim financial statements: The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K/T for the transition period ended December 31, 2005. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s more significant estimates include the valuation of accounts receivable, inventory, deferred income taxes and the fair value of share-based payments. Actual results could differ from such estimates.

Note 2 – Comprehensive income: The Company does not have any items of comprehensive income. Accordingly, all periods presented comprehensive income equaled net income.

Note 3 – Change in Fiscal year: In December 2005, the Company’s Board of Directors changed the Company’s fiscal year end from the last Friday in June to December 31. This change was made to align the Company’s reporting period with the budgetary and reporting periods of the Company’s largest customers and provide an easier comparison of the Company’s reported results with those of other companies. Therefore, the Company is now reporting on a calendar year basis with a December 31 year end, with its first three fiscal quarters ending on March 31, June 30 and September 30. The three months ended June 30, 2006 and June 24, 2005 each contained 13 weeks. The six months ended June 30, 2006 and June 24, 2005 contained 26 weeks and 25 weeks, respectively.

Note 4 – Share–Based Payment Compensation: The Company’s 1995 Stock Option Plan (the “1995 Plan”) permitted, and 1998 Stock Option Plan (the “1998 Plan”) permits, the Board of Directors or the Compensation Committee of the Board of Directors to grant options to employees (including officers and directors who are employees), consultants and non-employee directors. The Board of Directors or the Compensation Committee determines the number of shares to be subject to options it grants, vesting periods, option terms, which may not exceed 10 years, and exercise prices. At June 30, 2006, the 1995 Plan had expired as to the grant of future options. Options to purchase 827,550 shares were available for grant under the 1998 Plan until October 2008.

On December 3, 2003, the Company’s stockholders approved the 2003 Non-Employee Director Stock Option Plan (the “2003 Plan’) which was subsequently amended by the stockholders on December 1, 2005. This plan expires on September 23, 2013 and replaced the Company’s 1994 Non-Employee Director Stock Option Plan (the “1994 Plan”) on December 4, 2003 as to the grant of future options. However, options to purchase 497,000 shares of common stock remain outstanding under the 1994 Plan. Options to purchase 131,500 shares were available at June 30, 2006 for grant under the 2003 Plan until September 2013. Under the 2003 Plan, on the date a person initially becomes an outside director, that individual is granted an option to purchase 24,000 shares. As amended, the 2003 Plan also provides that, at each annual stockholders meeting at which directors are elected, each outside director in office after the meeting is automatically granted an option to purchase 10,000 shares plus additional specified shares for serving on Board committees or as chairperson of a committee. Options granted under the 2003 Plan must have an exercise price equal to the market value of the common stock on the date of grant. All options granted under the 2003 Plan have a term of ten years. Initial option grants to new outside directors vest quarterly over three years starting one year from the grant date. Annual options vest and become exercisable, with respect to those annual options granted at the organizational meeting of the Board following the Company’s 2005 Annual Meeting of Stockholders held December 1, 2005, in eight equal quarterly installments commencing immediately upon grant and, with respect to annual options granted thereafter, in four equal quarterly installments commencing on the date of grant.

At the beginning of the Company’s transition period ended December 31, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective method. Under SFAS 123(R), total share-based payment compensation is attributable to the granting of stock options and restricted stock grants which is amortized over the requisite service period. Compensation expense attributable to share-based payment compensation in the three months and six months ended June 30, 2006 were $193,000 and $339,000, respectively, which were expenses in determining income from operations. As of June 30, 2006, the total unrecognized compensation cost related to non-vested awards was $1.5 million and the related weighted average period over which the unrecognized compensation cost is expected to be recognized is approximately 2.2 years.

Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s share-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” requiring SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was allocated over the service period. For stock options, the service period represented the period of time between the date of grant and the date each option becomes exercisable.

The following table sets forth the effect on net earnings per common share for the three and six months ended June 24, 2005 as if the fair value method had been applied to all outstanding awards in that period:

	Three months ended	Six months ended

Net income, as reported	$594	541
Total stock-based compensation
expense determined under fair value method for all awards, net
of related tax effects	(309)	(364)

Pro forma	$285	$177

Basic net earnings per share:
As reported	$0.05	0.04
Pro forma	$0.02	0.01
Diluted net earnings per share:
As reported	$0.05	0.04
Pro forma	$0.02	0.01

The following table summarizes information about the Company’s stock option plans for the six months ended June 30, 2006.

	Number of Options	Weighted Average Exercise Price	Aggregated Intrinsic Value (1)	Weighted Average Contractual Term Remaining in Years

Options outstanding, beginning of year	3,851,550	$1.76
Granted	132,500	2.46
Exercised	(57,750)	0.90
Terminated/expired	--	--

Options outstanding, end of quarter	3,926,300	$1.80	$5,623,000	5.1

Options exercisable, end of quarter	3,102,800	$1.67	$4,825,000	4.5

_____________________________________
(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The exercise period for all stock options generally may not exceed ten years from the date of grant. Stock option grants generally become exercisable in substantially equal amounts over a service period of up to five years. The weighted-average grant date fair value of stock options granted for the three months and six months ended June 30, 2006 were $2.10 and $2.21 per share. The weighted-average grant date fair value of stock options granted for the three months and six months ended June 24, 2005 were both $0.95 per share. The total intrinsic value of stock options exercised for the three months and six months ended June 30, 2006 were $32,000 and $91,000, respectively. There were no options exercised during the three months and six months ended June 24, 2005.

The weighted average fair values of options granted for the six months ended June 30, 2006 and June 24, 2005 were determined based on the Black-Scholes option-pricing model, utilizing the following assumptions:

	June 30, 2006	June 24, 2005
Expected term	5.7 years	5.0 years
Risk-free interest rate	4.9%	3.8%
Expected volatility	134.7%	78.5%
Expected dividends	0%	0%

The Company estimates expected volatility based primarily on historical daily price changes of the Company’s stock and if considered appropriate, other factors. The risk-free interest rate is based on the Untied States (“U.S.”) treasury yield curve in effect at the time of grant. The expected option term is the number of years that the Company estimates that options will be outstanding prior to exercise. The expected term of awards issued after June 25, 2005 was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No.107.

The Company’s present policy for issuing shares upon exercise is to issue new shares.

The following additional information relates to options outstanding as of June 30, 2006:

Exercise Price Range	Common Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$0.29 - $1.50	1,353,950	$ 0.98	6.0	1,134,450	$ 0.91
1.51 - 2.00	1,154,400	1.67	4.3	890,400	1.62
2.01 - 2.50	952,950	2.33	3.5	842,325	2.31
2.51 - 8.25	465,000	3.41	7.4	235,625	3.27

	3,926,300	$ 1.80	5.1	3,102,800	$ 1.67

Note 5 — Net earnings per common share: Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents to the weighted average number of shares outstanding used for determining basic EPS.

The following table sets forth the amounts used in the computation of basic and diluted net earnings per share:

	Three months ended		Six months ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
	(in thousands)		(in thousands)
Numerator for dilution calculation:
Net earnings	$ 437	$ 594	$ 780	$ 541

Denominator for dilution calculation:
Weighted average common shares
outstanding	12,377	11,971	12,361	11,971
Effect of dilutive stock options and
restricted shares	1,031	716	1,025	716

Denominator for diluted calculation	13,408	12,687	13,386	12,687

Options to purchase an aggregate of approximately 572,500 and 1,394,250 shares of common stock outstanding as of June 30, 2006 and June 24, 2005, respectively, are not included in the computation of diluted earnings per share for the applicable six month period because their exercise prices were greater than the average market price of the Company’s common stock and were thus anti-dilutive.

Note 6 — Inventories: Inventories consisted of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Raw materials and subassemblies	$1,368	$1,529
Work in process	426	305
Finished goods	4,696	6,648

	$6,490	$8,482

Note 7 – Credit Facility: The Company has a credit facility that enables it to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. The maximum amount of borrowings under the credit facility can be reduced by the lender upon written notice. Outstanding borrowings under the credit facility will bear interest at a specified bank’s prime rate (8.25% at June 30, 2006) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the credit facility. At June 30, 2006, the borrowing base was $3.8 million and there were no borrowings outstanding. The credit facility had an initial one year term and automatically renewed in September 2004 for a two year period until September 2006. On July 18, 2006, the Company entered into a letter agreement dated July 13, 2006 (the “Amendment”) with the lender amending the credit facility to provide that during the contract year commencing September 17, 2006, the Company will have the right to terminate the credit facility at any time on 60 days prior notice given at any time prior to December 31, 2006. Except as provided in the Amendment, the credit facility will continue to be automatically renewed for successive two year periods unless terminated by the lender at any time on 60 days notice or the Company on 60 days notice prior to the end of any renewal term. If the credit facility is terminated by the lender, the Company would seek to establish a new credit facility. However, there can be no assurance that the Company would be successful in this effort. The credit facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The credit facility requires, among other covenants, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The credit facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others. Pursuant to the requirement of EITF 95-22, any amounts outstanding under this facility would be classified as current liabilities.

Note 8 – Significant Customers: The following customers accounted for 10% or more of the Company’s consolidated net sales during one or more of the periods presented below:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
Verizon Corporation	43%	58%	46%	52%
Tyco Electronics Corporation	11%	*	11%	*

*Under 10%

As of June 30, 2006, two of these customers accounted for 43% and 19% of accounts receivable and as of December 31, 2005, two of these customers accounted for 38% and 28% of accounts receivable.

Note 9- Commitments and Related Party Transactions

On June 27, 2006, the Company purchased, pursuant to an Agreement dated February 27, 2006, from an unaffiliated third party an approximately 20,000 square foot building located in Edgewood, New York for a purchase price of $2.8 million. The Company intends to consolidate its two existing leased New York facilities into this new building (and terminate the leases for those facilities) in late 2006 and is assessing the potential of consolidating its Puerto Rico operations into this facility in the future. The Company’s Board of Directors has approved the expenditure of up to an additional $2.5 million to expand and improve this new facility. The Company funded the purchase of the facility, and intends to fund the improvements, with its existing cash.

        The following table sets forth a schedule of payments required under the Company’s contractual obligations and includes the maximum potential payments that may be required under the Company’s other commercial commitments:

		Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$ 87,000	$ 57,000	$ 30,000	$ --	$ --

Other long-term liabilities	$101,000	--	101,000	--	--

Total contractual cash obligations	$188,000	$ 57,000	$131,000	$ --	$ --

On August 11, 2006, the Company’s Board of Directors elected Kenneth A. Paladino as the Company’s President and Chief Executive Officer and a director to replace Timothy J. Roach who retired and resigned as President, Chief Executive Officer, director and employee of the Company. In connection therewith, the Company entered into a Consulting Agreement with Mr. Roach which replaced the Third Amended and Restated Employment Agreement between Mr. Roach and the Company. Under the Consulting Agreement, among other things, Mr. Roach is to receive compensation for a one-year period at the rate of $300,000 per annum.

Note 10 – Other Assets: In March 2005, the Company sold one of its remaining two condominiums for $175,000 resulting in a gain of $106,000. In June 2005, the Company sold a piece of equipment for $25,000 resulting in a loss of $24,000. The net gain of $82,000 is included in selling, general and administrative expenses for the six months ended June 24, 2005 in the accompanying condensed consolidated statement of operations.

Note 11– Recently Issued Accounting Pronouncements:

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”), which clarifies the accounting for uncertainty in tax position. FIN 48 requires that the effects of a tax position be recognized in our financial statements only if the position is more likely than not to be sustained based solely on the technical merit of the position. The provision of FIN 48 are effective as of the beginning of the company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the forgoing Condensed Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report.

Business

TII Network Technologies, Inc. (the “Company” or “TII”), designs, produces and markets network protection and management products, including lightning and surge protection products, network interface devices (“NIDs”), Digital Subscriber Line (“DSL”), Voice over Internet Protocol (“VoIP”) and other station electronics products and a multi-service residential gateway system.

Overview

The Company’s primary market, the traditional Telco copper-based transmission network, has been adversely impacted over the last several years, principally as a result of the competitive impact of alternative technologies that compete with the Telco’s traditional copper-based transmission network. Examples of alternate technologies include cellular service, Fiber to the Premise (“FTTP”) and competition from multi-system operators (“MSOs”). This trend, which has resulted in cutbacks in copper-based construction and maintenance budgets by the Telcos and a reduction in the number of their access lines, has adversely affected the Company’s principal copper-based business. In response to this trend, the Company has been pursuing new markets with new products designed to take advantage of the Company’s more than 40 years of network related experience focusing on proprietary overvoltage surge protection, enclosure technologies and electronics design capabilities.

The Company’s major customer, Verizon, has begun its strategy to deploy FTTP through a multi-year program. This has resulted in a reduction of capital outlays on its traditional copper network and has therefore impacted the Company’s traditional protection based products since FTTP networks require less traditional protection than current copper networks. Though the full extent of the impact on the Company of this program is not yet known, the Company believes that, while the current embedded copper infrastructure will continue to play a significant role as a transmission medium for years to come, it will continue to decline year to year.

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

Effective December 31, 2005, TII Network Technologies, Inc. changed its fiscal year end from the last Friday in June to December 31. This change was made to align the Company’s reporting period with the budgetary and reporting periods of the Company’s largest customers and provide an easier comparison of the Company’s reported results with those of other companies. Therefore, the Company is now reporting on a calendar year basis with a December 31 year end, with its three fiscal quarters ending on March 31, June 30 and September 30. The three months ended June 30, 2006 and June 24, 2005, each contained 13 weeks. The six months ended June 30, 2006 and June 24, 2005, contained 26 weeks and 25 weeks, respectively.

Results of Operations

The following table sets forth certain statement of operations information as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
Net sales	100.0	100.0	100.0	100.0
Cost of sales	66.5	69.6	66.3	71.2
Gross profit	33.5	30.4	33.7	28.8
Operating expenses:
Selling, general and administrative	22.7	18.3	23.0	21.2
Research and development	4.8	4.4	4.7	5.7
Total operating expenses	27.5	22.7	27.8	26.9
Operating earnings	6.0	7.7	5.9	1.9
Interest income	0.6	0.3	0.5	0.4
Other income	--	--	--	2.0
Earnings before income taxes	6.7	8.0	6.4	4.3
Provision for income taxes	2.8	0.2	2.6	0.1
Net earnings	3.9	7.8	3.8	4.2

Net sales for the three months ended June 30, 2006 were $11.2 million compared to $7.6 million for the comparative prior year period, an increase of approximately $3.6 million or 48.3%. Net sales for the six months ended June 30, 2006 were $20.6 million compared to $12.8 million for the similar prior year period, an increase of $7.8 million or 61.3%. The increases over the prior year comparative periods were due to the expanded territories and products covered under the general supply agreement received from the Company’s largest customer in July 2005, increased sales to existing and new customers of recently developed products, including DSL and VoIP products, and an additional week of sales.

Gross profit for the three months ended June 30, 2006 was $3.8 million compared to $2.3 million for the comparative prior year period, an increase of approximately $1.5 million or 63.7%, while gross profit margin increased to 33.5% from 30.4%. Gross profit for the six months ended June 30, 2006 was $6.9 million compared to $3.7 million for the similar prior year period, an increase of $3.3 million or 88.5%, while gross profit margin increased to 33.7% from 28.8%. The increase in gross profits was both due to the higher sales levels and higher gross profit margins. The improved gross profit margins were due to the higher sales levels in conjunction with the Company’s primarily fixed overhead costs and an improved sales mix of higher margin products.

Selling, general and administrative expenses for the three months ended June 30, 2006 were $2.5 million compared to $1.4 million for the similar prior year period, an increase of approximately $1.2 million or 84.0%. Selling, general and administrative expenses for the six months ended June 30, 2006 were $4.8 million compared to $2.7 million for the similar prior year period, an increase of approximately $2.0 million or 75.6%. The increases for the periods presented were principally due to share based payment expense as a result of SFAS No.123(R), “Share-Based Payment,” increased marketing efforts associated with the Company’s introduction of its new multi-service residential gateway (“OutRigger™”), increased professional fees and an additional week of payroll and related expenses.

Research and development expenses for the three months ended June 30, 2006 were $535,000 compared to $331,000 for the similar prior year period, an increase of approximately $204,000 or 61.6%. Research and development expenses for the six months ended June 30, 2006 were $979,000 compared to $736,000 for the similar prior year period, an increase of approximately $243,000 or 33.0%. This higher level of expenditure reflects the Company’s increased efforts to develop new products for the growth segments of the Telco and MSO markets and costs associated with the development of the Company’s new OutRigger™ product line that was recently introduced into marketplace and which the Company expects to be in production in late 2006.

Interest income for the three months ended June 30, 2006 was $62,000 compared to $24,000 for the similar prior year period, an increase of approximately $38,000. Interest income for the six months ended June 30, 2006 was $106,000 compared to $50,000 for the similar prior year period, an increase of approximately $56,000.The increase for both periods was due to increased interest rates and higher average cash and cash equivalent balances held by the Company.

During the three and six months ended June 30, 2006, a provision for income taxes of $310,000 and $538,000, respectively, was recorded at the expected combined Federal and state effective annual tax rate of 41%. This rate differs from the U.S. Federal statutory rate of 34% primarily due to state income taxes and the recording of certain costs that are not deductible from taxable income. The Company’s actual cash outlay for income taxes, or current provision, will be approximately 4% of pre-tax income due to the availability of net operating loss carryforwards, which will offset a substantial portion of the Company’s expected taxable income. During the three months ended and six months ended June 24, 2005, a provision for income taxes of $14,000 and $12,000 was recorded. Prior to December 31, 2005, the Company’s deferred tax asset related to their net operating loss carry forward was fully reserved, with the benefits arising from the utilization of the net operating loss carry forwards only recognized to the extent the Company generated income in the period. Therefore for the period ended June 24, 2005, tax expense was reduced by such benefits to the level of alternative minimum tax.

Net earnings for the three months ended June 30, 2006 were $437,000 or $0.03 per diluted share, compared to net earnings of $594,000 or $0.05 per diluted share in the similar prior year period. Net earnings for the six months ended June 30, 2006 were $780,000 or $0.06 per diluted share, compared to net earnings of $541,000 or $0.04 per diluted share in the similar prior year period.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $5.7 million at June 30, 2006 compared to $5.3 million at December 31, 2005, an increase of approximately $362,000, respectively. Working capital decreased to $14.0 million at the end of the second quarter of 2006 from $15.2 million at December 31, 2005, primarily as a result of the purchase by the Company of a building for cash of approximately $2.9 million.

For the six months ended June 30, 2006, the Company generated $3.8 million of net cash from operating activities compared to $1.1 million of net cash used in operating activities for the six months ended June 24, 2005. The cash generated from operating activities in the first six months of 2006 was due to net operating earnings of $1.8 million (net earnings of $780,000 plus depreciation and amortization expense of $657,000 and non-cash share-based compensation $339,000), a reduction in inventories of $2.0 million as increased product demand used existing inventories and an increase in accounts payable and accrued liabilities of $639,000, offset, in part, by an increase in accounts receivable of $1.0 million due to higher sales in the second quarter of 2006.

Net cash used in investing activities was $3.5 million in the first six months of 2006 due to the purchase of a building of $2.9 million, including closing costs, and the purchase of various capital assets in the normal course of business for $540,000.

Net cash provided by financing activities was $52,000 in the first six months of 2006 due to proceeds received from the exercise of common stock options.

The Company has a credit facility that enables it to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. The maximum amount of borrowings under the credit facility can be reduced by the lender upon written notice. Outstanding borrowings under the credit facility will bear interest at a specified bank’s prime rate (8.25% at June 30, 2006) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the credit facility. At June 30, 2006, the borrowing base was $3.8 million and there were no borrowings outstanding. The credit facility had an initial one year term and automatically renewed in September 2004 for a two year period until

September 2006. On July 18, 2006, the Company entered into a letter agreement dated July 13, 2006 (the “Amendment”) with the lender amending the credit facility to provide that during the contract year commencing September 17, 2006, the Company will have the right to terminate the credit facility at any time on 60 days prior notice given at any time prior to December 31, 2006. Except as provided in the Amendment, the credit facility will continue to be automatically renewed for successive two year periods unless terminated by the lender at any time on 60 days notice or the Company on 60 days notice prior to the end of any renewal term If the credit facility is terminated by the lender, the Company would seek to establish a new credit facility. However, there can be no assurance that the Company would be successful in this effort. The credit facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The credit facility requires, among other covenants, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The credit facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others. Pursuant to the requirement of EITF 95-22, any amounts outstanding under this facility would be classified as current liabilities.

Funds anticipated to be generated from operations, together with available cash and borrowings under the credit facility, are believed to be adequate to finance the Company’s current operational and capital needs for the next twelve months.

Seasonality

The Company’s operations are subject to seasonal variations primarily due to the fact that the Company’s principal products, NIDs, are typically installed on the side of homes. During the hurricane season, sales may increase depending upon the severity and location of hurricanes and the number of NIDs that are damaged and need replacement. Conversely, during winter months when severe weather hinders or delays the Telco’s installation and maintenance of their outside plant network, sales have been adversely effected until replacements can be installed (at which time sales increase).

Off Balance Sheet Financing

The Company has no off-balance sheet contractual arrangements, as that term is defined in Item 304 (a) (4) of Regulation S-K.

Critical Accounting Policies, Estimates and Judgments

TII’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments. The Company believes that the determination of the carrying value of the Company’s inventories and long-lived assets, the valuation allowance of deferred tax assets and valuation of share-based payment compensation are the most critical areas where management’s judgments, assumptions and estimates most affect the Company’s reported results. While the Company believes its estimates are reasonable, misinterpretation of the conditions that affect the valuation of these assets could result in actual results varying from reported results, which are based on the Company’s estimates, assumptions and judgments as of the balance sheet date.

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

Consistent with the provisions of Statement of Financial Accounting Standards No. 109, the Company regularly estimates its ability to recover deferred tax assets, and reports such assets at the amount that is determined to be “more-likely-than-not” recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. During the six months ended December 31, 2005, based primarily upon positive evidence derived from the Company’s sustained levels of historical profitability and its projection for taxable income in the future, the Company reduced its valuation allowance against deferred tax assets to reflect the amount of deferred tax assets determined to be more-likely than not recoverable. In the event that evidence becomes available in the future to indicate that the valuation of the Company’s deferred tax assets should be adjusted (e.g., significant changes in the Company’s projections for future taxable income), the Company’s estimate of the recoverability of deferred taxes may change, resulting in an associated adjustment to earnings in that period.

With the adoption of SFAS No. 123(R) on June 25, 2005, the Company has been required to record the fair value of share-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock price volatility and expected term assumptions require a greater level of judgment. The Company estimates expected stock-price volatility based primarily on a simple average historical volatility of its common stock over a period equal to the expected term of the option, but also considers whether other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected volatility. With regard to the Company’s estimate of expected term, as adequate information with respect to historical share option exercise experience is not yet available, the Company primarily considers the vesting term and original contractual term of options granted.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”), which clarifies the accounting for uncertainty in tax position. FIN 48 requires that the effects of a tax position be recognized in our financial statements only if the position is more likely than not to be sustained based solely on the technical merit of the position. The provision of FIN 48 are effective as of the beginning of the company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

Forward-Looking Statements

Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of several factors, including, but not limited to:

•	exposure to increases in the cost of the Company’s products, including increases in the cost of the Company’s petroleum-based plastic products, and the limited ability of the Company to raise the selling prices of its products;
•	dependence for products and product components from Pacific Rim contract manufacturers, including on-time delivery that could be interrupted as a result of third party labor disputes, political factors or shipping disruptions, quality control and exposure to changes in costs and changes in the valuation of the Chinese Yuan;
•	dependence on, and ability to retain, its “as-ordered” general supply agreements with its largest three customers and win new contracts;
•	continued dependence on the traditional copper-based telephone operating company (“Telco”) market which has been declining over the last several years due principally to the impact of alternate technologies and competition from multi-system operators;
•	the effect of rising interest rates on new housing starts which account for a large percentage of NID sales;
•	the level of inventories maintained by the Company’s customers;
•	the ability to market and sell products to new markets beyond its principal market – the copper-based Telco market;
•	the ability to timely develop products and adapt its existing products to address technological changes, including changes in its principal market;
•	weather and similar conditions, particularly the effect of hurricanes or typhoons on the Company’s manufacturing, assembly and warehouse facilities in Puerto Rico and the Pacific Rim;
•	competition in the Company’s traditional Telco market and in the new markets the Company is seeking to penetrate;
•	potential changes in customers’ spending and purchasing policies and practices;
•	general economic and business conditions, especially as they pertain to the Telco industry;
•	dependence on third parties for certain product development;
•	risks inherent in new product development and sales, such as start-up delays and uncertainty of customer acceptance;
•	the ability to attract and retain technologically qualified personnel; and
•	the availability of financing on satisfactory terms (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

The Company undertakes no obligation to update any forward-looking statement to reflect events after the date of this Report.

Item 4. Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s current President who is principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, this officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the officer, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 24, 2006, the date of the 2006 annual meeting of stockholders of the Company, pursuant to a stockholder approved arrangement with respect to the payment of annual non-employee director fees, each of Mark T. Bradshaw, Lawrence M. Fodrowski and Joseph C. Hogan, non-employee directors of the Company, elected to receive 4,757 shares of the Company’s Common Stock having a then fair market value of $11,750, and Charles H. House, a non-employee director and the non-executive Chairman of the Board, elected to receive 11,903 shares of the Company’s Common Stock having a then fair market value of $29,400, in lieu of their annual non-employee director fees. The shares are subject to forfeiture in the event such non-employee director resigns or are removed for cause preceding the 2007 annual meeting of stockholders of the Company. Each of such non-employee directors represented, among other things, that he was acquiring the shares being acquired by him for his own account, for investment only, and not with a view toward their resale or distribution, and acknowledged that the shares purchased by him may not be resold unless subsequently registered under the Securities Act of 1933, as amended (the “Securities Act”), or unless an exemption from registration is available. The certificates evidencing the shares contain a legend to that effect. The Company believes that the issuance of the shares was exempt from the registration provisions of the Securities Act by virtue of the exemption afforded under Section 4(2) of the Securities Act.

Item 4.	Submission of Matters to a Vote of Security Holders.

        At the Company’s Annual Meeting of Stockholders held on May 24, 2006, the Company’s stockholders:

a.

Elected the following to serve as Class III directors of the Company until the Company’s 2009 Annual Meeting of Stockholders to be held in the year 2009 and until their respective successors are elected and qualified by the following votes:

	For	Withheld
Timothy J. Roach	10,519,087	491,853
Lawrence M. Fodrowski	10,578,179	432,761

b.

Ratified the selection by the Board of Directors of KPMG LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2006 by the following vote:

For	Against	Abstain
10,930,503	69,399	11,038

Item 6.	Exhibits

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TII NETWORK TECHNOLOGIES, INC.

Date: August 14, 2006	By: /s/ Kenneth A. Paladino
Kenneth A. Paladino
President, Chief Executive Officer
and Chief Financial Officer

Exhibit Index

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.