Form 10-Q
period 2006-09-30
TII NETWORK TECHNOLOGIES, INC.
filed 2006-11-14
CIK 277928

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 6, 2006 was 12,527,843.

Part I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$5,734	$5,326
Accounts receivable, net of allowance for doubtful accounts of $100 at
September 30, 2006 and December 31, 2005	4,598	3,506
Inventories	7,750	8,482
Deferred tax assets	623	578
Prepaid expenses and other current assets	329	252

Total current assets	19,034	18,144
Property, plant and equipment, net	7,034	4,031
Deferred tax assets, net	3,930	4,644
Other assets, net	104	167

TOTAL ASSETS	$30,102	$26,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,298	$1,438
Accrued liabilities	2,069	1,511

Total current liabilities	4,367	2,949

Long term obligation	103	96
Deferred tax liabilities	770	822

	5,240	3,867

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized;
Series D Junior Participating, no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized;
12,493,080 shares issued and 12,475,443 shares outstanding as of
September 30, 2006; and 12,361,956 shares issued and 12,344,319 shares
outstanding as of December 31, 2005	125	124
Additional paid-in capital	38,840	38,277
Accumulated deficit	(13,822)	(15,001)
	25,143)	23,400)
Less: Treasury shares, at cost, 17,637 common shares at September 30,
2006 and December 31, 2005	(281)	(281)

Total stockholders' equity	24,862	23,119

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,102	$26,986

See Notes to Unaudited Condensed Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net sales	$10,495	$11,033	$31,133	$23,824
Cost of sales	6,531	7,259	20,221	16,364

Gross profit	3,964	3,774	10,912	7,460

Operating expenses:
Selling, general and administrative	2,939	1,860	7,695	4,568
Research and development	446	378	1,425	1,114

Total operating expenses	3,385	2,238	9,120	5,682

Operating income	579	1,536	1,792	1,778

Interest expense	(3)	(2)	(6)	(5)
Interest income	64	33	170	83
Other (expense) income	(3)	(1)	(1)	263

Earnings before income taxes	637	1,566	1,955	2,119
Provision for income taxes	238	49	776	61

Net earnings	$399	$1,517	$1,179	$2,058

Net earnings per common share:
Basic	$0.03	$0.12	$0.10	$0.17

Diluted	$0.03	$0.12	$0.09	$0.16

Weighted average common shares outstanding:
Basic	12,387	12,196	12,370	12,084
Diluted	13,585	12,688	13,452	12,688

See Notes to Unaudited Condensed Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2005	12,344,319	$124	$38,277	$(15,001)	$(281)	$23,119
Exercise of stock options	69,950	1	66	-	-	67
Share-based paymentcompensation	-	-	497	-	-	497

Net earnings for the nine
months ended September 30, 2006	-	-	-	1,179	-	1,179

Balance, September 30, 2006	12,414,269	$125	$38,840	$(13,822)	$(281)	$24,862

See Notes to Unaudited Condensed Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30, 2006	September 30, 2005
Cash Flows from Operating Activities:

Net earnings	$1,179	$2,058

Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
Depreciation and amortization	962	899
Non-cash share-based payment compensation	497	20
Gain on disposal of fixed assets	-	(57)
Deferred income taxes	617	-
Changes in operating assets and liabilities:
Accounts receivable	(1,092)	(2,053)
Inventories	732	(3,885)
Prepaid and other assets	(41)	625
Accounts payable, accrued liabilities and other	1,425	1,626

Net cash provided by (used in) operating activities	4,279	(767)

Cash Flows from Investing Activities:
Capital expenditures	(3,938)	(1,071)
Proceeds from sale of fixed assets	-	2

Net cash used in investing activities	(3,938)	(1,069)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	67	21

Net cash provided by financing activities	67	21

Net increase (decrease) in cash and cash equivalents	408	(1,815)
Cash and cash equivalents, at beginning of period	5,326	6,532

Cash and cash equivalents, at end of period	$5,734	$4,717

Supplemental disclosure of cash transactions:
Cash paid during the period for income taxes	$74	$4

Cash paid during the period for interest	$6	$6

See Notes to Unaudited Condensed Consolidated Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim financial statements: The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K/T for the transition period ended December 31, 2005. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Note 2 – Comprehensive income: The Company does not have any items of comprehensive income. Accordingly, for all periods presented, comprehensive income equaled net income.

Note 3 – Change in Fiscal year: In December 2005, the Company’s Board of Directors changed the Company’s fiscal year end from the last Friday in June to December 31. This change was made to align the Company’s reporting period with the budgetary and reporting periods of the Company’s largest customers and provide an easier comparison of the Company’s reported results with those of other companies. Therefore, the Company is now reporting on a calendar year basis with a December 31 year end and with its first three fiscal quarters ending on March 31, June 30 and September 30. The three months ended September 30, 2006 and September 30, 2005 contained 13 weeks and 14 weeks, respectively due to the change in year end. The nine months ended September 30, 2006 and September 30, 2005 each contained 39 weeks.

Note 4 – Share–Based Payment Compensation: The Company’s 1995 Stock Option Plan (the “1995 Plan”) permitted, and 1998 Stock Option Plan (the “1998 Plan”) permits, the Board of Directors or the Compensation Committee of the Board of Directors to grant options to employees (including officers and directors who are employees), consultants and non-employee directors. The Board of Directors or the Compensation Committee determines the number of shares to be subject to options it grants, vesting periods, option terms, which may not exceed 10 years, and exercise prices. At September 30, 2006, the 1995 Plan had expired as to the grant of future options. Options to purchase 827,550 shares were available for grant under the 1998 Plan until October 2008.

On December 3, 2003, the Company’s stockholders approved the 2003 Non-Employee Director Stock Option Plan (the “2003 Plan’) which was subsequently amended by the stockholders on December 1, 2005. This plan expires on September 23, 2013 and replaced the Company’s 1994 Non-Employee Director Stock Option Plan (the “1994 Plan”) on December 4, 2003 as to the grant of future options. However, options to purchase 497,000 shares of common stock remain outstanding under the 1994 Plan. Options to purchase 131,500 shares were available at September 30, 2006 for grant under the 2003 Plan until September 2013. Under the 2003 Plan, on the date a person initially becomes an outside director, that individual is granted an option to purchase 24,000 shares. As amended, the 2003 Plan also provides that, at each annual stockholders meeting at which directors are elected, each outside director in office after the meeting is automatically granted an option to purchase 10,000 shares plus additional specified shares for serving on Board committees or as chairperson of a committee. Options granted under the 2003 Plan must have an exercise price equal to the market value of the common stock on the date of grant. All options granted under the 2003 Plan have a term of ten years. Initial option grants to new outside directors vest quarterly over three years starting one year from the grant date. Annual options vest and become exercisable, with respect to those annual options granted at the organizational meeting of the Board following the Company’s 2005 Annual Meeting of Stockholders held December 1, 2005, in eight equal quarterly installments commencing immediately upon grant and, with respect to annual options granted thereafter, in four equal quarterly installments commencing on the date of grant.

At June 25, 2005, the beginning of the Company’s transition period ended December 31, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective method. Under SFAS No. 123(R), total share-based payment compensation is attributable to the granting of stock options and restricted stock grants which is amortized over the requisite service period. Compensation expense attributable to share-based payment compensation in the three months and nine months ended September 30, 2006 was $158,000 and $497,000, respectively. As of September 30, 2006, the total unrecognized compensation cost related to non-vested awards was $1.4 million and the related weighted average period over which the unrecognized compensation cost is expected to be recognized is approximately 2.3 years.

Prior to the Company’s adoption of SFAS No. 123(R), the Company provided pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s share-based awards had been determined in accordance with the fair value method prescribed therein.

The following table sets forth the effect on net earnings per common share for the three and nine months ended September 30, 2005, as if the fair value method had been applied to all outstanding awards in each period:

	Three months ended	Nine months ended
Net income, as reported	$1,517	2,058
Total stock-based compensation
expense determined under fair value method for all awards, net
of related tax effects	(20)	(384)

Pro forma	$1,497	1,674

Basic net earnings per share:
As reported	$0.12	$0.17
Pro forma	$0.12	$0.14
Diluted net earnings per share:
As reported	$0.12	$0.16
Pro Forma	$0.12	$0.13

The following table summarizes information about the Company’s stock option plans for the nine months ended September 30, 2006:

	Number of Options	Weighted Average Exercise Price	Aggregated Intrinsic Value (1)	Weighted Average Contractual Term Remaining in Years
Options outstanding, beginning of year	3,851,550	$1.76
Granted	132,500	2.46
Exercised	(69,950)	0.96
Terminated/expired	-	-

Options outstanding, end of quarter	3,914,100	$1.80	$3,758,875	5.2

Options exercisable, end of quarter	3,209,850	$1.72	$3,352,760	4.4

_________________
(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The exercise period for all stock options does not exceed ten years from the date of grant. Stock option grants generally become exercisable in substantially equal amounts annually over a service period of up to five years. The weighted-average grant date fair value of stock options granted for the nine months ended September 30, 2006 was $2.21 per share. There were no options granted during the three months ended September 30, 2006. The weighted-average grant date fair value of stock options granted for the three and nine months ended September 30, 2005 were both at $1.34 per share. The total intrinsic value of stock options exercised for the three and nine months ended September 30, 2006 were $14,000 and $104,000, respectively. The total intrinsic value of stock options exercised for each of the three and nine months ended September 30, 2005 was $73,000.

The fair value of options was determined based on the Black-Scholes option-pricing model, utilizing the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Expected term	-	5.8 years	5.7 Years	6.2 Years
Risk-free interest rate	-	4.3%	4.9%	4.3%
Expected volatility	-	138.1%	134.7%	136.7%
Expected dividends	-	0%	0%	0%

The Company estimates expected volatility based primarily on historical daily price changes of the Company’s stock and if, considered appropriate, other factors. The risk-free interest rate is based on the United States (“U.S.”) treasury yield curve in effect at the time of grant. The expected option term is the number of years that the Company estimates that options will be outstanding prior to exercise. The expected term of awards issued after June 25, 2005 was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No.107.

The Company’s present policy for fulfilling share exercises is to issue authorized but unissued shares.

The following additional information relates to options outstanding as of September 30, 2006:

Exercise Price Range	Common Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$0.29 - $1.50	1,342,950	0.98	6.1	1,178,950	0.93
1.51 - 2.00	1,154,400	1.67	4.6	890,400	1.62
2.01 - 2.50	951,750	2.33	3.4	863,000	2.32
2.51 - 8.25	465,000	3.41	7.8	277,500	3.48

	3,914,100	1.80	5.2	3,209,850	1.72

Note 5 – Net earnings per common share: Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders (which, for the Company, equals its net earnings) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents to the weighted average number of shares outstanding used for determining basic EPS.

The following table sets forth the amounts used in the computation of basic and diluted net earnings per share:

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands)		(in thousands)
Numerator for dilution calculation:
Net earnings	$399	$1,517	$1,179	$2,058

Denominator for dilution calculation:
Weighted average common shares
outstanding	12,387	12,196	12,370	12,084
Effect of dilutive stock options and
restricted shares	1,198	492	1,082	604

Denominator for diluted calculation	13,585	12,688	13,452	12,688

Options to purchase an aggregate of approximately 465,000 and 2,098,850 shares of common stock outstanding as of September 30, 2006 and September 30, 2005, respectively, are not included in the computation of diluted earnings per share for the applicable nine month period because their exercise prices were greater than the average market price of the Company’s common stock and were thus anti-dilutive.

Note 6 – Inventories: Inventories consisted of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Raw materials and subassemblies	$1,303	$1,529
Work in process	428	305
Finished goods	6,019	6,648

	$7,750	$8,482

Note 7 – Credit Facility: The Company has a credit facility that enables it to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. The maximum amount of borrowings under the credit facility can be reduced by the lender upon written notice. Outstanding borrowings under the credit facility will bear interest at a specified bank’s prime rate (8.25% at September 30, 2006) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the credit facility. At September 30, 2006, the borrowing base was $3.9 million and there were no borrowings outstanding. The credit facility had an initial one year term and automatically renewed in September 2004 for a two year period until September 2006. On July 18, 2006, the Company entered into a letter agreement dated July 13, 2006 (the “Amendment”) with the lender amending the credit facility to provide that during the contract year commencing September 17, 2006, the Company will have the right to terminate the credit facility at any time on 60 days prior notice given at any time prior to December 31, 2006. Except as provided in the Amendment, the credit facility will continue to be automatically renewed for successive two year periods unless terminated by the lender at any time on 60 days notice or the Company on 60 days notice prior to the end of any renewal term. If the credit facility is terminated by the lender, the Company would seek to establish a new credit facility. However, there can be no assurance that the Company would be successful in this effort. The credit facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The credit facility requires, among other covenants, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The credit facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others. Pursuant to the requirement of EITF 95-22, any amounts outstanding under this facility would be classified as current liabilities.

Note 8 – Income Taxes:

During the three and nine months ended September 30, 2006, a provision for income taxes of $238,000 and $776,000, respectively, was recorded to align the Company's tax rate to the expected combined Federal and State effective annual tax rate of 40%. This rate differs from the U.S. Federal statutory rate of 34% primarily due to state income taxes and the recording of certain costs that are not deductible from taxable income. During the three and nine months ended September 30, 2005, a provision for an income tax of $49,000 and $61,000, respectively, was recorded. Prior to December 31, 2005, the Company’s deferred tax asset related to a net operating loss carry forward was fully reserved, with the benefits arising from the utilization of the net operating loss carry forwards only recognized to the extent the Company generated income in the period. Therefore for the period ended September 30, 2005, tax expense was reduced by such benefits to the level of alternative minimum tax. During the three months ended December 31, 2005, based primarily upon positive evidence derived from the Company’s sustained levels of historical profitability and its projection for taxable income in the future, the Company reduced its valuation allowance against deferred tax assets to reflect the amount of deferred tax assets determined to be more-likely than not recoverable. In the event that evidence becomes available in the future to indicate that the valuation of the Company’s deferred tax assets should be adjusted (e.g., significant changes in the Company’s projections for future taxable income), the Company’s estimate of the recoverability of deferred taxes may change, resulting in an associated adjustment to earnings in that period.

Note 9 – Significant Customers: The following customers accounted for 10% or more of the Company’s consolidated net sales during one or more of the periods presented below:

	Three Months Ended		Nine Months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Verizon Corporation	46%	57%	46%	54%
Telco Sales, Inc.	10%	12%	*	10%
Power and Telephone Supply
Company, Inc.	12%	*	13%	*

* Under 10%

As of September 30, 2006, two of these customers accounted for 43% and 13% of accounts receivable and as of December 31, 2005, two of these customers accounted for 38% and 28% of accounts receivable.

Note 10 –  Commitments and Related Party Transactions

On June 27, 2006, the Company purchased, pursuant to an Agreement dated February 27, 2006, from an unaffiliated third party an approximately 20,000 square foot building located in Edgewood, New York for a purchase price of $2.8 million. The Company intends to consolidate its two existing leased New York facilities into this new building (and terminate the leases for those facilities) in early 2007 and is assessing the potential of consolidating its Puerto Rico operations into this facility in the future. The Company’s Board of Directors has approved the expenditure of up to an additional $2.5 million to expand and improve this new facility. The Company funded the purchase of the facility, and intends to fund the improvements, with its existing cash.

Note 11 –  Other Matters

On August 11, 2006, the Company’s Board of Directors elected Kenneth A. Paladino as the Company’s President and Chief Executive Officer and a director to replace Timothy J. Roach who retired and resigned as President, Chief Executive Officer, director and employee of the Company. In connection therewith, the Company entered into a Consulting Agreement with Mr. Roach which replaced the Third Amended and Restated Employment Agreement between Mr. Roach and the Company. The Company expensed $300,000 in connection with this agreement during the period ended September 30, 2006.

In connection with the departure of another executive of the Company, effective August 31, 2006, the Company has provided severance-related benefits, including limited salary, benefit continuation and consulting compensation. The Company expensed approximately $110,000 in connection with this agreement during the period ended September 30, 2006.

Note 12 – Recently Issued Accounting Pronouncements:

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”), which clarifies the accounting for uncertainty in a tax position. FIN 48 requires that the effects of a tax position be recognized in the financial statements only if the position is more likely than not to be sustained based solely on the technical merit of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  SFAS No. 157 becomes effective for us in our fiscal year ending December 31, 2007. The Company is currently evaluating the impact of the provisions of SFAS No. 157 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact, if any, SAB 108 will have on its financial statements.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report.

Business

TII Network Technologies, Inc. (the “Company” or “TII”), designs, produces and markets network protection and management products, including lightning and surge protection products, network interface devices (“NIDs”), Digital Subscriber Line (“DSL”), Voice over Internet Protocol (“VoIP”) and other station electronics products and a multi-service residential gateway system “OutRigger™”.

Overview

The Company’s primary market, the traditional Telco copper-based transmission network, has been adversely impacted over the last several years, principally as a result of the competitive impact of alternative technologies that compete with the Telco’s traditional copper-based transmission network. Examples of alternate technologies include cellular service, Fiber to the Premise (“FTTP”) and competition from multi-system operators (“MSOs”). This trend, which has resulted in cutbacks in copper-based construction and maintenance budgets by the Telcos and a reduction in the number of their access lines, has adversely affected the Company’s principal copper-based business. In response to this trend, the Company has been pursuing new markets with new products designed to take advantage of the Company’s more than 40 years of network related experience focusing on proprietary overvoltage surge protection, enclosure technologies and electronic design capabilities.

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

Effective December 31, 2005, the Company changed its fiscal year end from the last Friday in June to December 31. This change was made to align the Company’s reporting period with the budgetary and reporting periods of the Company’s largest customers and provide an easier comparison of the Company’s reported results with those of other companies. Therefore, the Company is now reporting on a calendar year basis with a December 31 year end, with its three fiscal quarters ending on March 31, June 30 and September 30. The three months ended September 30, 2006 and September 30, 2005 contained 13 weeks and 14 weeks, respectively due to the change in year end. The nine months ended September 30, 2006 and September 30, 2005 each contained 39 weeks.

Results of Operations

The following table sets forth certain statement of operations information as a percentage of net sales for the periods indicated:

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net sales	100.0	100.0	100.0	100.0
Cost of sales	62.2	65.8	65.0	68.7

Gross profit	37.8	34.2	35.0	31.3

Operating expenses:
Selling, general and administrative	28.0	16.9	24.7	19.2
Research and development	4.2	3.4	4.6	4.7

Total operating expenses	32.2	20.3	29.3	23.9

Operating earnings	5.5	13.9	5.7	7.4
Interest income	0.6	0.3	0.5	0.3
Other income	-	-	-	1.1

Earnings before income taxes	6.1	14.2	6.2	8.8
Provision for income taxes	2.3	0.4	2.4	0.3

Net earnings	3.8	13.8	3.8	8.5

Net sales for the three months ended September 30, 2006 were $10.5 million compared to $11.0 million for the comparative prior year period, a decrease of approximately $538,000 or 4.9%. Net sales for the nine months ended September 30, 2006 were $31.1 million compared to $23.8 million for the similar prior year period, an increase of $7.3 million or 30.7%. The decrease over the prior year three month comparative period was primarily due to an additional week of sales in the three months ended September 30, 2005. The increase over the prior year nine month comparative period was due to the expanded territories and products covered under the general supply agreement received from the Company’s largest customer in July 2005, and increased sales to existing and new customers of recently developed products related to the deployment of broadband services, including DSL and VoIP products.

Gross profit for the three months ended September 30, 2006 was $4.0 million compared to $3.8 million for the comparative prior year period, an increase of approximately $190,000 or 5.0%, while gross profit margin increased to 37.8% from 34.2%. The increase in gross profit, on lower sales, was due to the higher gross profit margin as a result of a more favorable sales mix of higher margin products. Gross profit for the nine months ended September 30, 2006 was $10.9 million compared to $7.5 million for the similar prior year period, an increase of $3.5 million or 46.3%, while gross profit margin increased to 35.0% from 31.3%. The increase in gross profit was due to both the higher sales levels and higher gross profit margins. The improved gross profit margins were due to the higher sales levels, in conjunction with the Company’s primarily fixed overhead costs, and a more favorable sales mix of higher margin products.

Selling, general and administrative expenses for the three months ended September 30, 2006 were $2.9 million compared to $1.9 million for the similar prior year period, an increase of approximately $1.1 million or 58.0%. Selling, general and administrative expenses for the nine months ended September 30, 2006 were $7.7 million compared to $4.6 million for the similar prior year period, an increase of approximately $3.1 million or 68.5%. The increase for the three and nine month periods primarily relates to (i) increased sales and marketing expenses of $700,000 and $1.7 million, respectively, associated with general business development efforts, including the Company’s introduction of its new multi-service residential gateway (“OutRigger™”) product line, (ii) aggregate charges of $560,000 in connection with the departure of two executives during the three month period and, (iii) incremental share-based payment expenses of $158,000 and $497,000, respectively. Additionally, the Company has experienced a general increase in consulting and professional fees.

Research and development expenses for the three months ended September 30, 2006 were $446,000 compared to $378,000 for the similar prior year period, an increase of approximately $68,000 or 18.0%. Research and development expenses for the nine months ended September 30, 2006 were $1.4 million compared to $1.1 million for the similar prior year period, an increase of approximately $311,000 or 27.9%. This higher level of expenditure reflects the Company’s increased efforts to develop new products for the growth segments of the Telco and MSO markets, primarily broadband deployment, and costs associated with the development of the Company’s new “OutRigger™” product line that was recently introduced into marketplace.

Interest income for the three months ended September 30, 2006 was $64,000 compared to $33,000 for the similar prior year period, an increase of approximately $31,000. Interest income for the nine months ended September 30, 2006 was $170,000 compared to $83,000 for the similar prior year period, an increase of approximately $87,000. The increase for both periods was due to increased interest rates and higher average cash and cash equivalent balances held by the Company.

During the three and nine months ended September 30, 2006, a provision for income taxes of $238,000 and $776,000, respectively, was recorded to align the Company's tax rate to the expected combined Federal and State effective annual tax rate of 40%. This rate differs from the U.S. Federal statutory rate of 34% primarily due to state income taxes and the recording of certain costs that are not deductible from taxable income. The Company’s actual cash outlay for income taxes, or current provision, will be approximately 2% of pre-tax income due to the availability of net operating loss carryforwards, which will offset a substantial portion of the Company’s expected taxable income. During the three and nine months ended September 30, 2005, a provision for income taxes of $49,000 and $61,000, respectively, was recorded. Prior to December 31, 2005, the Company’s deferred tax asset related to a net operating loss carryforwards was fully reserved, with the benefits arising from the utilization of the net operating loss carryforwards only recognized to the extent the Company generated income in the period. Therefore for the period ended September 30, 2005, tax expense was reduced by such benefits to the level of alternative minimum tax.

Net earnings for the three months ended September 30, 2006 were $399,000 or $0.03 per diluted share including non-recurring expense of $410,000, compared to net earnings of $1.5 million or $0.12 per diluted share in the similar prior year period. Net earnings for the nine months ended September 30, 2006 were $1.2 million or $0.09 per diluted share, compared to net earnings of $2.1 million or $0.16 per diluted share in the similar prior year period.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $5.7 million at September 30, 2006 compared to $5.3 million at December 31, 2005, an increase of approximately $408,000. Working capital decreased to $14.7 million at the end of the third quarter of 2006 from $15.2 million at December 31, 2005, as a result of the purchase by the Company of a building for cash of approximately $3.0 million.

For the nine months ended September 30, 2006, the Company generated $4.3 million of net cash from operating activities compared to $767,000 of net cash used in operating activities for the nine months ended September 30, 2005. The cash generated from operating activities in the first nine months of 2006 was due to net earnings of $3.3 million, a reduction in inventories of $732,000 as increased product demand used existing inventories and an increase in accounts payable and accrued liabilities of $1.4 million, offset, in part, by an increase in accounts receivable of $1.1 million due to higher sales in the third quarter of 2006.

Net cash used in investing activities was $3.9 million in the first nine months of 2006 due to the purchase of a building for $3.0 million, including closing costs, and the purchase of various capital assets in the normal course of business for approximately $900,000.

Net cash provided by financing activities was $67,000 in the first nine months of 2006 due to proceeds received from the exercise of common stock options.

The Company has a credit facility that enables it to have up to $3.0 million of borrowings outstanding at any one time, limited by a borrowing base equal to 85% of eligible accounts receivable, subject to certain reserves. The maximum amount of borrowings under the credit facility can be reduced by the lender upon written notice. Outstanding borrowings under the credit facility will bear interest at a specified bank’s prime rate (8.25% at September 30, 2006) plus 1%, but never less than 5% per annum, and the Company is also required to pay an annual facility fee of 3/4 of 1% of the maximum amount of the credit facility. At September 30, 2006, the borrowing base was $3.9 million and there were no borrowings outstanding. The credit facility had an initial one year term and automatically renewed in September 2004 for a two year period until September 2006. On July 18, 2006, the Company entered into a letter agreement dated July 13, 2006 (the “Amendment”) with the lender amending the credit facility to provide that during the contract year commencing September 17, 2006, the Company will have the right to terminate the credit facility at any time on 60 days prior notice given at any time prior to December 31, 2006. Except as provided in the Amendment, the credit facility will continue to be automatically renewed for successive two year periods unless terminated by the lender at any time on 60 days notice or the Company on 60 days notice prior to the end of any renewal term If the credit facility is terminated by the lender, the Company would seek to establish a new credit facility. However, there can be no assurance that the Company would be successful in this effort. The credit facility is guaranteed by the Company’s subsidiary and is secured by a lien and security interest against substantially all of the assets of the Company. The credit facility requires, among other covenants, that the Company maintain a consolidated tangible net worth of at least $12.0 million and working capital of at least $6.0 million. The credit facility also prohibits, without the lender’s consent, the payment of cash dividends, significant changes in management or ownership of the Company, business acquisitions, the incurrence of additional indebtedness, other than lease obligations for the purchase of equipment, and the guarantee of the obligations of others. Pursuant to the requirement of EITF 95-22, any amounts outstanding under this facility would be classified as current liabilities.

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

The following table sets forth a schedule of payments required under the Company’s contractual obligations and includes the maximum potential payments that may be required under the Company’s other commercial commitments:

	Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$87,000	$57,000	$30,000	$-	$-

Other liabilities	$475,000	$372,000	103,000	-	-

Total contractual cash obligations	$562,000	$429,000	$133,000	$-	$-

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

Consistent with the provisions of Statement of Financial Accounting Standards No. 109, the Company regularly estimates its ability to recover deferred tax assets, and reports such assets at the amount that is determined to be “more-likely-than-not” recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. During the three months ended December 31, 2005, based primarily upon positive evidence derived from the Company’s sustained levels of historical profitability and its projection for taxable income in the future, the Company reduced its valuation allowance against deferred tax assets to reflect the amount of deferred tax assets determined to be more-likely than not recoverable. In the event that evidence becomes available in the future to indicate that the valuation of the Company’s deferred tax assets should be adjusted (e.g., significant changes in the Company’s projections for future taxable income), the Company’s estimate of the recoverability of deferred taxes may change, resulting in an associated adjustment to earnings in that period.

With the adoption of SFAS No. 123(R) on June 25, 2005, the Company has been required to record the fair value of share-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock price volatility and expected term assumptions require a greater level of judgment. The Company estimates expected stock-price volatility based primarily on a simple average historical volatility of its common stock over a period equal to the expected term of the option, but also considered appropriate, other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected volatility. With regard to the Company’s estimate of expected term, as adequate information with respect to historical share option exercise experience is not yet available, the Company primarily considers the vesting term and original contractual term of options granted.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”), which clarifies the accounting for uncertainty in a tax position. FIN 48 requires that the effects of a tax position be recognized in the financial statements only if the position is more likely than not to be sustained based solely on the technical merit of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  SFAS No. 157 becomes effective for us in our fiscal year ending December 31, 2007. We are currently evaluating the impact of the provisions of SFAS No. 157 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact, if any, SAB 108 will have on its financial statements.

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

Item 3.   Qualitative and Quantitative Disclosures about Market Risk

INTEREST RATE RISKS. Our return on our investments in cash and cash equivalents is subject to interest rate risks. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. If interest rates were to change by 10% from the levels at September 30, 2006, the effect on our financial results would be insignificant.

Item 4.   Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s current President who is the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, this officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the officer, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.   Legal Proceedings

We are subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted with certainty, we believe that such matters will not have a material adverse effect on our financial condition or operating results.

Item 1A.   Risk Factors

There have been no material changes in our risk factors from the risk factors disclosed in the Form 10-K/T for the year ended December 31, 2005.

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

TII NETWORK TECHNOLOGIES, INC.

Date: November 14, 2006	By: /s/ Kenneth A. Paladino Kenneth A. Paladino President, Chief Executive Officer and Chief Financial Officer

Exhibit Index

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.