Form 10-K
period 2006-12-31
TII NETWORK TECHNOLOGIES, INC.
filed 2007-04-02
CIK 277928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington. D.C. 20549

FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from            to

COMMISSION FILE NUMBER 001-08048

TII NETWORK TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	66-0328885

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1385 Akron Street, Copiague, New York 11726

(Address of principal executive offices) (Zip Code)

(631) 789-5000

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
Series D Junior Participating
Preferred Stock Purchase Rights

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. Yes    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes    No

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No

The aggregate market value of the voting stock of the registrant outstanding as of June 30, 2006, the last business day of the registrant’s most recently completed second quarter, held by non-affiliates of the registrant was approximately $39 million. While such market value excludes the market value of shares that may be deemed beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

The number of shares of the Common Stock of the registrant outstanding as of March 23, 2007 was 12,627,943.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Forward-Looking Statements

Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of several factors, including, but not limited to, those factors discussed under the caption “Risk Factors” and elsewhere in this document. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report. These factors include, but are not limited to:

•	exposure to increases in the cost of the Company’s products, including increases in the cost of the Company’s petroleum-based plastic products and precious metals (see “Business – Raw Materials” and “Business-Manufacturing”);
•	dependence for products and product components from Pacific Rim contract manufacturers, including on-time delivery that could be interrupted as a result of third party labor disputes, political factors or shipping disruptions, quality control and exposure to changes in costs and changes in the valuation of the Chinese Yuan (see “Business – Manufacturing”);
•	dependence on, and ability to retain, the Company’s “as-ordered” general supply agreements with its largest customer and ability to win new contracts (see “Business – Marketing and Sales”);
•	continued dependence on the traditional copper-based telephone operating company (“Telco”) market which has been declining over the last several years due principally to the impact of alternate technologies (see “Business –Competition”);
•	the level of inventories maintained by the Company's customers;
•	the ability to market and sell products to new markets beyond its principal copper-based Telco market (see “Business – Marketing and Sales”);
•	the ability to timely develop products and adapt the Company’s existing products to address technological changes, including changes in its principal market (see “Business – Products” and “Business –Product Development”);
•	weather and similar conditions, particularly the effect of hurricanes or typhoons on the Company’s manufacturing, assembly and warehouse facilities in Puerto Rico and the Pacific Rim (see “Business – Manufacturing”);
•	competition in the Company's traditional Telco market and new markets the Company is seeking to penetrate (see "Business - Competition");
•	potential changes in customers’ spending and purchasing policies and practices (see “Business –Marketing and Sales”);
•	general economic and business conditions, especially as they pertain to the Telco industry;
•	dependence on third parties for certain product development (see “Business – Product Development”);
•	risks inherent in new product development and sales, such as start-up delays and uncertainty of customer acceptance;
•	the ability to attract and retain technologically qualified personnel (see “Business-Product Development”); and
•	the availability of financing on satisfactory terms (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

PART I

ITEM 1.	Business

General

                    TII Network Technologies, Inc. and subsidiaries (together, “TII,” the “Company,” “we,” “us” or “our”), designs, manufactures and markets network interface devices, (“NIDs”), gateways, and home networking products, over-voltage surge protection and connectivity solutions for the communications industry.

                    The Company has historically focused on leveraging its expertise in overvoltage surge protection and enclosure technology by designing and manufacturing NIDs for the United States telephone operating companies (“Telcos”). NIDs are multi-functional enclosures installed at the subscriber’s location that house the Federal Communications Commission (“FCC”) mandated demarcation point between the Telco-owned and subscriber owned telephone line, over-voltage surge protectors and usually various station electronics.

                    Telcos have been experiencing a decline in the number of traditional copper based landlines due to the competitive impact of alternative communication technologies and the advancements in content delivery over IP (Internet Protocol) which has enabled voice, video and data (“Triple-Play”) service offerings from cable and satellite providers. In response the Company is leveraging its more than 40 years of network experience delivering critical components by aggressively pursuing the rapidly growing market for the new products needed to enable the delivery of triple play services.

                    TII sells its products through a growing network of multiple sales channels, principally to Telcos, multi-system operators of communications services, including cable and satellite service providers (“MSOs”) and original equipment manufacturers (“OEMs”).

                    Effective December 31, 2005, the Company changed its fiscal year end from the last Friday in June to December 31. This change was made to align the Company’s reporting period with the budgetary and reporting periods of the Company’s largest customers and provide an easier comparison of the Company’s reported results with those of other companies.

                    The Company files Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and files proxy and information statements electronically with the Securities and Exchange Commission (the “SEC”).  These reports and statements, as well as beneficial ownership reports filed by the Company’s officers, directors and beneficial owners of more than 10% of the Company’s common stock, may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC, and which may also be obtained without charge through the Company’s internet site http://www.tiinettech.com as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC.

Products

Network Interface Device Technologies

                    Network Interface Devices (NIDs): The Company’s Telco NIDs house the FCC mandated demarcation point between Telco-owned and subscriber-owned property, and enclose the Company’s overvoltage surge protectors and, usually, various station electronics, including Digital Subscriber Line (“DSL”) and fiber components.

                    Telco NID sales (including overvoltage surge protectors and station electronic products installed therein) represented approximately 43% and 52% of the Company’s net sales for the years ended December 31, 2006 and December 31, 2005, respectively. Sales of these products represented approximately 51% of the Company’s net sales for the six month transition period ended December 31, 2005 and 54% for the six months ended December 31, 2004. For the years ended June 24, 2005 and June 25, 2004, sales of these products represented 54% and 54% of the Company’s net sales, respectively.

                    Station Electronic and Other Products: Telcos have been expanding and upgrading their networks with new technologies to provide users with the expanded bandwidth necessary for high-speed transmission of data over traditional Telco subscriber lines. TII has developed several DSL station electronic products for this market, including a line of xDSL POTS (Plain Old Telephone Service) splitters that isolate the voice and data signals on a Telco line to provide separate outputs for phone and data services which enables DSL services. Additionally, the Company designs, produces and markets station electronic products that are typically installed within a NID. One of the Company’s station electronic products allows a Telco to remotely test the integrity of its lines, minimizing costly maintenance dispatches.

Network Gateways and Home Networking

                    Residential Gateway: To address the growing demands and complexities of communication networks in the home and, at the same time, enable the service providers to expand services, in 2006 the Company introduced Outrigger™. This is the first outdoor intelligent residential gateway that allows telephone or cable operators to deliver Triple-Play bundled services – digital telephone, TV and Internet data. OutRigger accomplishes this by embedding the Home Phone Network Alliance (“HPNA”) specification for delivering Internet Protocol (IP) technologies to customers over a home’s existing cable TV (COAX) or telephone wiring, eliminating the need to run new dedicated CAT5 Ethernet cabling to provide Triple-Play services. OutRigger is modular by design and supports an array of service provider transport technologies for the delivery of Triple-Play services.

                    HomePlug®: HomePlug® technology enables networking of voice, data and audio devices through the consumers’ AC powerlines. Our HomePlug-compatible and HomePlug-embedded surge protectors incorporate the Company’s patented and proprietary AC protection, filtering and HomePlug Powerline integrated circuits. This is one of several new products that the Company has introduced to address the growing market for alternate network connectivity solutions for the home. These products are also designed to protect sensitive equipment from the effects of lightning and other hazardous surges, without affecting the network performance of data that is transmitted over residential powerlines.

Overvoltage Surge Protection

                    TII’s surge protection products are used by major telecommunications providers at subscriber locations, protecting both personnel and network plant equipment while increasing field service reliability and reducing maintenance costs.

                    Gas Tubes: The Company’s gas tubes represent the foundation upon which most of the Company’s overvoltage surge protector products are based. The principal component of the Company’s

overvoltage surge protector is a proprietary two or three electrode gas tube.     The Company’s gas tubes have been designed to withstand multiple high-energy overvoltage surges while continuing to operate over a long service life.

                    Modular Station Protectors: TII’s broad line of station protectors are designed to be deployed in a variety of configurations to accommodate service providers’ requirements. The Company’s most advanced overvoltage surge protector incorporates sealed Insulation Displacement Connector, (“IDC”) “tool-less” connections, which reduce installation time and increase reliability. The Company offers a gel-sealed, heavy duty station protector which is ideally suited for today’s high speed broadband service networks.

                    Broadband Coaxial Protectors: As an integral part of the Company’s overvoltage surge protection product line, the Company has developed and patented a high-performance 75-ohm broadband coax protector to safeguard coaxial cable lines. The Company also offers a 50-ohm protector which is designed to protect wireless service providers’ cell sites from the damaging effects of lightning and other surges. Our coax protectors are virtually transparent to the network, permitting signals to be transmitted without adversely affecting the signal.

                    AC Powerline/Dataline Protectors: The Company has developed powerline/dataline protectors for personal computers and home entertainment systems. These protectors combine the Company’s powerline protection technology with the Company’s proprietary protection for the telephone, DSL, Ethernet, Universal Serial Bus (“USB”), satellite and coax lines. The powerline/dataline protector has unique protection and low capacitance qualities that are ideal for certain applications, especially where protection and low capacitance are necessary, particularly for residential powerline networking applications.

                    Overvoltage surge protector sales, sold separately from NIDs, represented approximately 18% and 21% of the Company’s net sales for the years ended December 31, 2006 and December 31, 2005, respectively. Sales of these products represented approximately 21% of the Company’s net sales for the six month transition period ended December 31, 2005 and 26% for the six months ended December 31, 2004. For the years ended June 24, 2005 and June 25, 2004, sales of these products represented 24% and 31% of the Company’s net sales, respectively.

Connectivity Products

                    TII offers an extensive line of connectivity solutions including aerial and buried terminals that provide world class performance in the harshest environments. These products are known for superior wire management, technician friendly “tool-less” design, IDC and gel-sealed options. These products are targeted to support the demand in broadband-enabled services and network management.

                    Voice over Internet Protocol (“VoIP”) Products: Since 2005, the Company has been designing, producing and marketing various VoIP products, including several passive products which allow MSOs to consolidate multiple phone lines in one location in order to provide VoIP telephony to their cable subscribers. In 2006, the Company introduced additional VoIP products including active devices known as Switchable Voice NIDS (SVN) which enable MSO’s to more effectively deploy VoIP telephony. These active devices are available in single and multi-line modules. The Company also has versions for multi-dwelling unit (MDU) applications, supporting up to 12 VoIP lines per enclosure.

Product Development

                    New product opportunities continue to arise in the Company’s traditional Telco markets, as well as in the OEM and MSO markets. The Company is also pursuing international markets for its products as well as variations of them. The Company's research and development (“R&D”) and related marketing efforts are focused on several projects, including:

•	Further expanding the Company's passive and active VoIP products including MDU offerings;
•	Expanding the Company’s OutRigger program to support additional product offerings, including VDSL, and fiber broadband modules, enhanced performance HPNA to Ethernet bridges, and an HomePNA Wi-Fi Bridge;
•	Developing software utilities to configure/control HomePlug and HPNA networking products; o Expanding DSL Splitter product line to support the emerging VDSL2 standard;
•	Further developing DSL and coaxial cable overvoltage surge protectors and station electronics for the growing broadband communications markets, including Telcos and MSOs;
•	Expanding powerline protection technology into targeted markets, including residential powerline communications and broadband over powerline; and
•	Developing fiber optic protection solutions, connectivity products and enclosures to address the deployment of FTTP, as well as the expanding use of fiber in homes and businesses.

                    The Company’s R&D strategy includes developing products internally, as well as with contract engineers, technology partners and contract manufacturers. The Company’s R&D engineers work closely with its contract manufacturers during the design and development phase of all products.

                    The Company’s R&D department is skilled and experienced in various technical disciplines, including physics, electrical, mechanical and software design, with specialization in such fields as plastics, electronics, metallurgy and chemistry. The Company uses contract engineers skilled in specific design tasks. The Company’s contract manufacturing partners are similarly skilled in these R&D fields, with engineering and manufacturing expertise to bring a product of the highest quality at a competitive price to market on time.

                    For the years ended December 31, 2006 and December 31, 2005 and its fiscal year ended June 24, 2005, R&D expense was $1.9 million, $1.8 million and $1.3 million, respectively. The Company’s R&D expense was $1.1 million for the six month period ended December 31, 2005 compared to $582,000 for the six month period ended December 31, 2004. This higher level of expenditure reflects the Company’s increased efforts to develop new products for the growth segments of the Telco and MSO markets, including VoIP and DSL related products. Though essentially spending at the same level in 2006, the Company directed a higher portion of its R&D outlays in 2006 to new technologies and products as opposed to its traditional copper-based protection products. (See “Business – Manufacturing).

Marketing and Sales

                    The Company markets and sells its products to Telcos and MSOs through direct sales personnel, as well as manufacturers’ representatives. Products are distributed either directly or through national and regional distributors. OEM customers are sold direct or through distributors.

                    Prior to selling its products to a Telco, MSO or associated OEM customer, the Company typically undergoes a lengthy product qualification process involving approval agencies designated by law, codes and/or customers. Thereafter, the Company continually submits successive generations of products, as well as new products, to its customers for qualification. The Company’s reputation as a leading supplier of overvoltage surge protectors to Telco customers for over 30 years, combined with its strategy to develop products by working closely with its customers, provides a strong position from which it can market new products to its current Telco customer base as well as to new emerging market customers.

                    The following customers accounted for 10% or more of the Company’s consolidated net sales during the periods presented below. The loss of, or the disruption of shipments to, any of these customers could have a material adverse effect on the Company’s results of operations and financial condition.

	Year Ended		Six Months Ended		Fiscal Year Ended
	December 31, 2006	December 31, 2005	December 31, 2005	December 31, 2004	June 24, 2005	June 25, 2004
Verizon	46%	55%	53%	53%	52%	53%
Tyco Electronics Corporation	*	*	*	12%	10%	13%
Telco Sales, Inc.	*	*	12%	11%	10%	11%
Power & Tel Supply Co., Inc.	13%	*	*	*	*	*
_________________
*Less than 10%

                    While the Company is aggressively marketing and selling into new markets, Telco customers, including those listed above, represented approximately 89% and 94% of the Company’s net sales for the years ended December 31, 2006 and December 31, 2005, respectively. Verizon and its affiliates (“Verizon”) is a Telco. Tyco Electronics Corporation purchases overvoltage protection products from the Company for inclusion within their products for resale to Telcos. Telco Sales, Inc. and Power & Tel Supply Co., Inc. are distributors that purchase the Company’s products for resale to Telcos.

                    On July 8, 2005, the Company received a Product Purchase Agreement (the “Verizon Agreement”), which is a general supply agreement, from Verizon Services Corp. setting forth the terms under which the Company is to continue to provide product to Verizon, with additional approved products and an expanded territory, until March 31, 2010. Prices, warranties, benefits, terms and conditions granted to Verizon under the Verizon Agreement are fixed, but must be at least as favorable as those granted by the Company to other commercial customers under like or similar circumstances. The principal products that will be supplied under the terms of the Verizon Agreement are NIDs for deployment by Verizon in its traditional copper transmission network. The products incorporate the Company’s sealing technologies and other components, including overvoltage protection and DSL enabling electronics.

                    Sales of the Company’s products to Telcos, including Verizon, are generally through “as-ordered” general supply agreements. General supply agreements do not require Telcos to purchase specific quantities of products and can be terminated for various reasons, including without cause by either party, or extended by mutual written agreement. Purchases of the Company’s products are generally based on individual customer purchase orders for delivery from inventory or within up to thirty days. The Company, therefore, has no material firm backlog of orders.

                    The Company believes that its products offer superior, cost-effective performance, features and characteristics, including high reliability, long life cycles, ease of installation and optimum protection against adverse environmental conditions. The Company believes that this, together with responsive customer service, reduces the risks inherent in “as-ordered” contracts. The Company further believes that its superior products and customer care, attributes which have attracted and maintained its Telco business, will enhance the Company’s ability to expand into emerging markets.

                    The Company’s international sales were approximately $2.4 million (6% of sales) and $1.5 million (5% of sales) for the years ended December 31, 2006 and December 31, 2005, respectively. For the six month periods ended December 31, 2005 and December 31, 2004, international sales were approximately $861,000 (4% of sales) and $590,000 (4% of sales), respectively. For the years ended June 24, 2005 and June 25, 2004, international sales were $1.2 million (4% of sales) and $1.8 million (6% of sales). International sales have been made primarily to countries in the Caribbean, South and Central America, Canada, the Pacific Rim and Europe. The Company requires foreign sales to be paid for in U.S. currency. International sales are affected by such factors as the North American Free Trade Agreement (“NAFTA”) and future Central American Free Trade Agreement (“CAFTA”) requirements, exchange rates, changes in protective tariffs and foreign government import controls. The Company believes international markets continue to offer additional opportunities for its products and is actively pursuing these markets.

Manufacturing

                    While the Company maintains a quick-response, low-cost assembly and specialty gas tube manufacturing operation at its facility in Puerto Rico, substantially all high volume production has been outsourced and is now being produced by contract manufacturers within the Pacific Rim, principally China and Malaysia, utilizing, in most cases, the Company’s equipment and processes. The Company’s primary contract manufacturer is an independent U.S. based corporation with a wholly owned subsidiary located within China. A second contract manufacturer in Malaysia produces most of the Company’s proprietary gas tubes. That company also sells its own gas tubes to competitors of the Company. There are strict non-disclosure agreements with each of these contract manufacturers. The Company depends on its contract manufacturers to produce the majority of its products for sale to customers.

                    The Company maintains final quality assurance approval for all products prior to shipment. The Company’s contract manufacturers’ facilities are listed by Underwriters Laboratories (“UL”) and are ISO 9000 registered. The Company continually evaluates its current and potential contract manufacturers to assure the highest quality product, best delivery and most competitive pricing.

Raw Materials

                    The primary components of the Company’s products are stamped, drawn and formed parts made out of a variety of commonly available metals, ceramics and plastics. The manufacturers of the Company’s overvoltage surge protectors and station electronic products use commonly available components, printed circuit boards and standard electrical components, such as resistors, diodes and capacitors. All orders with suppliers of the components utilized in the manufacture of the Company’s products are scheduled for delivery within a year. The Company’s products contain a significant amount of plastic that is manufactured out of petroleum and the Company imports most of its products from its contract manufacturers, principally in China and Malaysia. The increased cost of petroleum and metals have negatively impacted the cost of the Company’s products and the Company continues to take steps to mitigate the affect on the profit the Company realizes.

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

                    The Company’s gas tube overvoltage surge protectors not only compete with other companies’ gas tube overvoltage surge protectors, but also with solid-state overvoltage surge protectors. While solid-state surge protectors react faster to surges, gas tube overvoltage surge protectors have generally remained the overvoltage surge protection technology of choice at the subscribers’ location by virtually all Telcos because of the gas tube’s ability to repeatedly withstand significantly higher energy surges than solid-state surge protectors. This enables gas tubes to survive longer in the field than solid-state surge protectors, reducing loss of service and costs in dispatching a maintenance vehicle to replace the failed surge protector. Further, solid state protectors have significantly higher capacitance than gas tube protectors. Higher capacitance adversely affects transmission on a high bandwidth communication line by distorting the signal. Solid state overvoltage surge protectors are used principally in Telcos’ central office switching centers where speed is perceived to be more critical than energy handling capabilities and in regions where there is a low incidence of lightning. The Company believes that, for the foreseeable future, both gas tube and solid state protectors will continue to be used as overvoltage surge protectors within the Telco market. The Company also believes that the deployment of Fiber to The Premise (“FTTP”) networks by the Telcos should include less traditional protection requirements.

                    The Company’s reputation among its customers is one of providing swift responses to their needs with creative and effective solutions using products compliant with, and in most cases superior in performance to, the demanding specifications of customers. This approach, combined with the Company’s history of continually improving technology, improved operations and effective collaborations, allows the Company to bring product solutions to its customers quickly and at competitive prices.

                    Principal competitive factors within the Company’s markets include price, technology, product features, service, quality, reliability and bringing new products to market on time. Most of the Company’s competitors have substantially greater financial, sales, manufacturing and product development resources than the Company. The Company believes that its sales, marketing and research and development departments, its high quality products and service, its contract manufacturers’ low cost production capabilities and its engineering resources, combined with the Company’s overvoltage surge protection technology, enable it to maintain its competitive position.

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

Government Regulation

                    The Telcos and MSOs are subject to regulation in the United States and in other countries. In the United States, the FCC and various state public service or utility commissions regulate most of the Telcos and other communications access providers who use the Company’s products. While those regulations do not typically apply directly to the Company, the effects of those regulations, which are under continuous review and subject to change, could adversely affect the Company’s customers and, ultimately, the Company.

                    The National Electric Code (“NEC”) requires that an overvoltage surge protector listed by UL or another qualified electrical testing laboratory be installed on all traditional Telco copper subscriber telephone lines that are exposed to lightning and accidental contact with electric light or power conductors. While the 1999 edition of the NEC required MSOs provide overvoltage surge protection on their network powered coax lines, this transmission technology is no longer widely used. Listing by UL has been obtained by the Company where required.

                    Compliance with applicable federal, state and local environmental regulations has not had, and the Company does not believe that compliance in the future will have, a material adverse effect on its earnings, capital expenditures or competitive position.

Employees

                    On March 23, 2007, the Company had approximately 99 full-time employees, of whom 50 were employed at the Company’s Puerto Rico facility. The Company has not experienced any work stoppage as a result of labor difficulties and believes it has satisfactory employee relations. The Company is not a party to any collective bargaining agreements.

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

                    Principally due to the competitive impact of alternative technologies that compete with the Telco’s traditional copper-based transmission network, such as cellular service and FTTP, and competition from multi-system operators (“MSOs”), there have been cutbacks in copper-based construction and maintenance budgets by the Telcos and a reduction in the number of their access lines. As a result, our principal copper-based business has been adversely affected.

                    In this regard, our major customer, Verizon continues its strategy to deploy FTTP. This multi-year program has resulted in a reduction of capital outlays on its traditional copper network and has, therefore, impacted our traditional protection based products since FTTP networks require less traditional protection than current copper networks. Though the full extent of the impact on the Company of this program is not yet known, the Company believes that, while the current embedded copper infrastructure will continue to play a significant role as a transmission medium for years to come, it will continue to decline year to year. Further, there can be no assurance that this trend will not accelerate.

New product introductions by us could be costly and there is no certainty that we will be able to successfully develop or market them.

                    In response to the trend by Telco’s to move away from reliance on their copper-based transmission network, we have been pursuing new markets with new products designed to take advantage of our proprietary overvoltage surge protection, enclosure technologies and electronic design capabilities while continuing to meet the needs of our existing customers.

                    Our success will depend, in large measure, upon our ability to timely identify and develop new, competitively priced products to keep pace with changes in technology and customer preferences, enhance our current product offerings, and develop new products that address our customers’ and the marketplace’s needs for additional functionality and new technologies. In this regard we have been developing various Voice over Internet Protocol, so called VoIP products, new station electronic and other products for Telcos, MSOs and home networking products for consumers. See Item 1, “Business – Products.” The development of new products is subject to a variety of risks, including:

•	Our ability to determine and meet the changing needs of our customers and the marketplace;

•	Our ability to predict market requirements and develop new products meeting those needs in advance of the development of similar or advanced products by our competitors;

•	Our ability to develop and engineer products on a timely basis, within budget and at a quality and performance level that will enable us to manufacture, or have manufactured for us, and then sell on a profitable basis;

•	The availability or ability to obtain sufficient financing to fund any capital investments needed to develop, manufacture, market and sell new products;

•	Product development cycles that can be lengthy and are subject to changing requirements and unforeseen factors that can result in delays;

•	New products or features which may contain defects that, despite testing, are discovered only after a product has been installed and used by customers; and

•	Changing technology, evolving industry standards, changes in customer requirements, and product introductions and enhancements.

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

                    A relatively small number of customers account for most of our revenue. Our principal customer, Verizon, accounted for 46%, 53%, 52% and 53%, and our other two principal customers, in the aggregate, accounted for 27%, 21%, 20% and 24%, of our revenue in the year ended December 31, 2006, the six month transition period ended December 31, 2005, and the fiscal years ended June 24, 2005 and June 25, 2004, respectively. See Item 1, “Business – Marketing and Sales.” We expect that, at least in the near term, we will continue to rely on the success of our largest customers and on our success in selling our existing and future products to those customers in significant quantities. There can be no assurance that we will be able to retain our largest customers or that we will be able to obtain additional customers or replace key customers we may lose or who may reduce their purchases from us. The loss of one or more of these customers, or a substantial diminution in orders received from these customers, would have a material adverse effect on us.

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

                    In most instances, our sales are made under open purchase orders received from time to time from our customers under general supply contracts which cover one or more of our products. Some of those contracts permit the customer to terminate the contract due to:

•	the availability of more advanced technology;

•	our inability to deliver a product that meets the specifications on time; or

•	in certain cases, at any time upon notice.

                    In addition, although most of our general supply contracts contain terms such as the purchase price, they do not establish minimum purchase commitments.

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

                    Currently we depend on offshore contract manufacturers, principally in China and Malaysia, for the timely delivery of high quality product. As a result, we are subject to risks of doing business outside the United States, including:

•	potential delays and added delivery expenses in meeting rapid delivery schedules of our customers;

•	potential U.S. government sanctions, such as embargoes and restrictions on importation;

•	potential currency fluctuations;

•	potential labor unrest and political instability;

•	potential restrictions on the transfer of funds;

•	U.S. customs and tariffs;

•	weather, such as Typhoons that could disrupt the delivery of product from our Pacific Rim contract manufacturers; and

•	health risks in the Pacific Rim region, such as bird flu or SARS.

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

                    Our overvoltage surge protectors are based principally on gas tube technology. Solid state surge protectors have been developed for use in the telecommunications industry as a competitive technology to gas tubes. While solid state overvoltage surge protectors are faster at reacting to surges, gas tube overvoltage surge protectors have generally remained the surge protection technology of choice by most telephone companies because of the gas tube’s ability to withstand significantly higher energy surges than solid state overvoltage surge protectors. However, as communications equipment becomes more complex, the speed of the protector in reacting to a surge may be perceived to be more critical than its energy handling capabilities. Also, solid state protectors can be combined with gas tubes into a hybrid overvoltage surge protector module. While hybrid surge protectors are generally more expensive and complex than gas tube surge protectors, the hybrid unit can combine the speed of a solid state unit with the energy handling capability of a gas tube unit.

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

                    We currently have a credit facility in the amount of $5.0 million. The revolving credit facility is limited by a borrowing base equal to 80% of eligible accounts receivable, plus 30% of inventory subject to certain reserves. At December 31, 2006, there were no borrowings outstanding under the revolving credit facility. The Credit Agreement requires the Company to maintain, as of the end of each fiscal quarter, (a) net worth and subordinated debt of at least $22.0 million, (b) a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and (c) a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with such fiscal quarter of not greater than 2.5 to 1.0. As of December 31, 2006, the Company was in compliance with all financial covenants in the Credit Agreement. If we fail to comply with the covenants in our credit agreement, our bank lender may prohibit us from making future borrowings and may declare any borrowings outstanding at the time to become due and payable immediately.

                    If the amount we may borrow under the credit facility is not sufficient for our needs, we may require financing from other sources, which we may not be able to obtain until the credit facility is terminated. Our inability to obtain financing could have a material adverse effect on our ability to expand our business.

Accounting rules for stock-based compensation may adversely affect our operating results, our stock price and our competitiveness in the employee marketplace.

                    We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Shared-based Payment,” which has required us, since June 25, 2005, to measure compensation costs for all stock-based compensation, including stock options, at fair value and to recognize these costs as expenses in our statements of operations. The recognition of these expenses in our statements of operations will have a negative effect on our earnings and earnings per share, which could negatively impact our future stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

The costs that we incur as a result of being a public company will likely increase significantly in the future.

                    We incur significant legal, accounting, administrative and other costs and expenses as a public company. We are required to comply with the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and NASDAQ. Compliance with these rules and regulations causes us to incur legal, audit and financial compliance costs, and diverts management’s attention from operations and strategic opportunities. We will incur additional costs in evaluating and reporting on our internal control over financial reporting and having our independent registered public accounting firm annually attest to our evaluation as required by Section 404 of the Sarbanes-Oxley Act of 2002 and

related rules and regulations of the SEC and standards of the Public Company Accounting Oversight Board (PCAOB). Under the most recent rules, we expect to provide our report on internal control over financial reporting when we file our Annual Report on Form 10-K (“10-K”) for the fiscal year ending December 31, 2007, and we would file the attestation report on our internal controls over financial reporting of our independent registered public accounting firm when we file our 10-K for the fiscal year ending December 31, 2008. The process of assessing and testing our internal controls and attempting to comply with Section 404 will be expensive and time consuming, and it requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. We have in the past discovered, and may in the future discover, areas of our internal controls that require improvement. Further, our independent registered public accounting firm has informed us that they believe that we presently have a material weakness in our internal controls over financial reporting related to inadequate staffing in our accounting department. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Disclosures of material weaknesses could reduce the market’s confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the NASDAQ Capital Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

                    Our certificate of incorporation and the Delaware General Corporation Law contain provisions that, while intended to enable our Board of Directors to maximize security holder value, could discourage or prevent any attempts by outsiders to obtain control of us through mergers, tender offers, proxy contests and other means and could prevent or delay changes in our management. Generally, attempts to obtain control of a company results in security holders obtaining a premium above the market price of a company’s stock that existed before the attempt is made. These provisions include the following:

•	a shareholder rights plan;

•	the ability to issue preferred stock with terms fixed by our Board of Directors at the time of their issuance without further security holder authorization;

•	a supermajority vote to authorize certain transactions;

•	a classified Board of Directors;

•	a requirement that directors may be removed only by stockholders for cause; and

•	the benefits of Delaware's "anti-takeover" statutory provisions.

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

                    The market price of our common stock has been at times, and may in the future be, subject to wide fluctuations. See Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchase of Equity Securities.” Factors that may adversely affect the market price of our common stock include, among other things:

•	quarter to quarter variations in operating results;

•	the occurrence of events that affect or could affect our operating results;

•	changes in earnings estimates by analysts;

•	announcements regarding technological innovations or new products by us or others;

•	announcements of gains or losses of significant customers or contracts;

•	prospects in the communications industry;

•	changes in the regulatory environment;

•	market conditions; and

•	the sale or attempted sale of large amounts of our common stock into the public markets.

There is no assurance of continued NASDAQ listing of our common stock.

                    Although we are currently in compliance with the NASDAQ Capital Market continuing listing requirements, we cannot assure you that our common stock will continue to be quoted on NASDAQ. Among other things, our common stock is required to have a minimum bid price of at least $1.00 per share except during certain limited periods. The price range of our common stock on the NASDAQ Capital Market since January 1, 2004 is indicated under Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchase of Equity Securities.” If we fail to maintain a NASDAQ listing by reason of the price of our common stock or other listing maintenance requirements, our common stock will likely be traded on the NASDAQ OTC Bulletin Board or under the quotation system maintained by Pink Sheets, LLC. In such event, the market value of our common stock could decline and security holders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

If our common stock ceases to be listed on NASDAQ, it could be subject to “penny stock” regulations.

                    Broker/dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 that are not registered on certain national securities exchanges or quoted on the NASDAQ system. Quotation on the NASDAQ OTC Bulletin Board is not sufficient to avoid being treated as a “penny stock.” The penny stock rules require a broker/dealer, prior to a transaction in a penny stock, not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that, prior to a transaction in a penny stock, the broker/dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements at times have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our securities become subject to the penny stock rules, investors in our securities may find it more difficult to sell their securities.

ITEM 1B.	Unresolved Staff Comments

                    Not applicable.

ITEM 2.	Properties

                    Not applicable.

                    The Company also leases a 20,000 square foot facility in Toa Alta, Puerto Rico, which is approximately 20 miles southwest of San Juan, under an agreement that was scheduled to expire in April 2006 but which the Company and landlord have agreed to extend until April 2007. This facility contains certain of the Company’s assembly and manufacturing, warehousing and quality assurance functions.

                    On June 27, 2006, the Company purchased, pursuant to an agreement dated February 27, 2006, from an unaffiliated third party an approximately 20,000 square foot building located in Edgewood, New York for a purchase price of $2.8 million. The Company intends to consolidate its two existing leased New York facilities into this new building (and terminate the leases for those facilities) in mid 2007 and is assessing the potential of consolidating its Puerto Rico operations into this same facility in the future.

ITEM 3.	Legal Proceedings

                    Not applicable.

ITEM 4.	Submission Of Matters To A Vote Of Security Holders

                    Not applicable.

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities

                    The Company’s common stock trades on the NASDAQ Capital Market under the symbol “TIII.” The following table sets forth, for each calendar quarter since June 26, 2004, the high and low sales prices of the Company’s common stock on that market:

	High	Low

YEAR ENDED DECEMBER 31, 2006
First Quarter	$2.98	$2.08
Second Quarter	3.29	2.15
Third Quarter	3.50	2.18
Fourth Quarter	3.14	1.97

TRANSITION PERIOD
Three Months Ended September 30, 2005	2.10	1.19
Three Months Ended December 31, 2005	4.10	1.66

FISCAL YEAR ENDED JUNE 24, 2005
First Quarter	1.62	0.97
Second Quarter	1.74	1.06
Third Quarter	2.09	1.37
Fourth Quarter	2.19	1.16

Performance Graph

                    The following graph compares the cumulative return to holders of the Company’s common stock for the period July 1, 2001 through December 31, 2006 with (i) the NASDAQ Composite Index and (ii) the NASDAQ Telecommunications Index. The comparison assumes $100 was invested, at the market close on June 29, 2001, the last trading day before the beginning of the period covered by the following graph, in the Company’s common stock and in each of the comparison groups and assumes reinvestment of dividends (the Company has paid no dividends during the periods):

                    This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 (the “Securities Act”), as amended, or the Securities Exchange Act of 1934, as amended.

                    As of March 23, 2007, the Company had approximately 311 holders of record of its common stock.

                    To date, the Company has paid no cash dividends. For the foreseeable future, the Company intends to retain all earnings generated from operations for use in the Company’s business. Additionally, the Company’s bank credit agreement prohibits the payment of cash dividends.

                    On October 5, 2005 and November 21, 2005, the Company issued 16,950 and 1,973 shares of its common stock, respectively, in lieu of cash compensation in the amount of $30,000 and $10,000, respectively, to two key employees as an inducement to them to join the Company as employees. Each acquirer of the shares represented, among other things, that he was acquiring the shares for his own account, for investment only, and not with a view toward their resale or distribution, and acknowledged that the shares purchased may not be resold unless subsequently registered under the Securities Act, or unless an exemption from registration is available. The certificates evidencing the shares contain a legend to that effect. The Company believes that the issuance of the shares was exempt from the registration provisions of the Securities Act by virtue of the exemption afforded under Section 4(2) of the Securities Act.

                    The Company did not repurchase any shares of its common stock during 2006.

ITEM 6.	Selected Consolidated Financial Data

                    On December 21, 2005, the Company’s Board of Directors approved a change in the Company’s fiscal year end from the last Friday in June to December 31, effective December 31, 2005. This change was made to align the Company’s reporting period with the budgetary and reporting periods of the Company’s largest customers and provide an easier comparison of the Company’s reported results with those of other companies. The following selected financial information as of and for the year ended December 31, 2006, the six months ended December 31, 2005, and the fiscal years ended June 24, 2005 and June 25, 2004 are derived from, and are qualified by reference to, our audited consolidated financial statements that are included elsewhere in this Report. The financial information for the year ended December 31, 2005 (which was derived by aggregating the Company’s financial information for the six months ended December 31, 2005, with other, relevant unaudited interim periods) and the six months ended December 31, 2004, is unaudited but, in the opinion of management, reflects all adjustments consisting of normal recurring adjustments necessary for a fair statement of the results of operations for the periods then ended. The financial information as of and for the fiscal years ended June 27, 2003 and June 28, 2002 are derived from audited financial statements not included in this Report. The following Selected Consolidated Financial Data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included elsewhere this Report. Comparability among the periods presented is affected by, among other things, the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective June 25, 2005, which resulted in prospective recognition of share-based payment compensation based upon the fair value of such awards. The historical results are not necessarily indicative of the results of operations to be expected in the future.

Selected Consolidated Financial Data
(Dollars in thousands, except per share data)

	Year Ended		Six Months Ended		Fiscal Year Ended
	December 31, 2006	December 31, 2005	December 31, 2005	December 31, 2004	June 24, 2005	June 25, 2004	June 27, 2003	June 28, 2002
		Unaudited		Unaudited
Statements of Operations Data:

Net sales	$39,104	$32,712	$19,921	$14,005	$26,796	$28,485	$24,073	$29,801
Operating income (loss)	$1,754	$1,816	$1,574	$855	$1,097	$1,582	$(997)	$(6,865)
Net income (loss)	$2,681	$6,517	$5,976	$851	$1,392	$1,563	$(1,008)	$(6,541)

Diluted net income (loss) per share	$0.20	$0.52	$0.46	$0.07	$0.11	$0.12	$(0.09)	$(0.56)

Balance Sheet Data:
Working capital	$15,690	$15,385	$15,195	$12,126	$12,442	$11,037	$8,235	$8,224
Total assets	$29,465	$26,164	$26,164	$18,663	$22,149	$17,802	$15,101	$18,528
Long-term obligation	$-	$96	$96	$-	$-	$-	$39	$489
Stockholders' equity	$26,833	$23,119	$23,119	$16,312	$16,853	$15,461	$13,771	$14,779

                    No cash dividends were declared in any of the reported periods.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

                    The following discussion and analysis should be read in conjunction with Item 6, “Selected Consolidated Financial Data” and Item 8 “Financial Statements and Supplementary Data” and notes thereto included elsewhere in this Report. Historical operating results are not necessarily indicative of results that may occur in future periods. This discussion and analysis contains forward-looking statements that involve risks uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Forward-Looking Statements” preceding Item 1 and in Item 1A, “Risk Factors” and elsewhere in this Report. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report.

Overview:

Business

                    TII Network Technologies, Inc. and subsidiaries (together, the "Company" or "TII"), design, manufacture and market network gateways, overvoltage surge protection and connectivity solutions for the communications industry.

General

                    TII has historically been regarded as a leading overvoltage surge protection technology company in the Telco industry, focusing primarily on the protection of the traditional copper based transmission lines and related products. In recent years, the Telco industry has experienced a decline in the number of copper land lines due principally to the competitive impact of alternative technologies. In response to these changes in the Company’s traditional market, the Company has been pursuing new markets with new products designed to leverage the Company’s more than 40 years of network related experience.

Change in Fiscal Year

                    On December 21, 2005, the Company’s Board of Directors changed he Company’s fiscal year end from the last Friday in June to December 31, effective December 31, 2005. This change was made to align the Company’s reporting period with the budgetary and reporting periods of the Company’s largest customers and provide an easier comparison of the Company’s reported results with those of other companies. The six months ended December 31, 2005 results of operations discussed below are for the transition period June 25, 2005 through December 31, 2005 and is referred to as the “transition period” or the “six months ended December 31, 2005.” The period June 26, 2004 through June 24, 2005 is referred to as “fiscal 2005” and the period June 28, 2003 through June 25, 2004 is referred to as “fiscal 2004.” As a result, Management’s Discussion and Analysis of Financial Condition and Results of Operations compares financial information for the year ended December 31, 2006 with the year ended December 31, 2005 (which is derived by aggregating the Company’s financial information for the six months ended December 31, 2005, with other, relevant unaudited interim periods) and compares financial information for the six month transition period ended December 31, 2005 with financial information as of and for the comparable six months ended December 31, 2004.

Results of Operations:

The following table sets forth certain statement of operations information as a percentage of net sales for the periods indicated:

	Year Ended		Six Months Ended		Fiscal Year Ended
	December 31, 2006	December 31, 2005	December 31, 2005	December 31, 2004	June 24, 2005	June 25, 2004
		(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.8	67.9	65.8	69.9	70.5	69.8

Gross profit	34.2	32.1	34.2	30.1	29.5	30.2

Operating expenses:
Selling, general and
administrative	24.9	21.0	20.9	19.8	20.5	19.9
Research and development	4.9	5.5	5.4	4.2	4.9	4.8

Total operating expenses	29.7	26.6	26.3	23.9	25.4	24.7

Operating income	4.5	5.6	7.9	6.1	4.1	5.6
Interest expense	-	-	-	-	-	-
Interest income	0.6	0.4	0.4	0.3	0.3	0.1
Other income	-	0.8	-	-	1.0	0.1

Income before income taxes	5.0	6.7	8.2	6.3	5.4	5.7

(Benefit) provision for income taxes	(1.8)	(13.2)	(21.8)	.2	.2	.2

Net income	6.9	19.9	30.0	6.1	5.2	5.5

     –      Amounts are zero or nominal.

     *     Numbers may not add due to rounding.

Year Ended December 31, 2006 compared to Year ended December 31, 2005

                    Net sales for the year ended December 31, 2006 were $39.1 million compared to $32.7 million for the comparative prior year period, an increase of $6.4 million or 19.5%. The increase over the prior year was due to increased sales of newly developed VoIP related products for the MSO marketplace and an expansion, in July of 2005, of the territories covered by the Company’s supply agreement with Verizon.

                    Gross profit for the year ended December 31, 2006 was $13.4 million compared to $10.5 million for the comparative prior year period, an increase of approximately $2.9 million or 27.3%, while gross profit margins for those periods were 34.2% and 32.1%, respectively. The increase in gross profits for the comparative periods is primarily due to the higher sales levels. The improved gross profit margins during those periods was primarily due to both the higher sales levels and the Company’s relatively low variable overhead cost structure as a result of the high percentage of outsourced production and an improved sales mix of higher margin products.

                    Selling, general and administrative expenses for the year ended December 31, 2006 increased $2.8 million or 41.3% to $9.7 million from $6.9 million in the similar prior year period. The increase over the prior year was primarily due to: (i) initial and ongoing channel development expenses associated with the new markets the Company has entered, (ii) non-recurring charges associated with the departure of two executives, (iii) incremental share-based payment expenses, and (iv) a general increase in consulting and professional fees.

                    Research and development expense was $1.9 million for the year ended December 31, 2006 compared to $1.8 million for the year ended December 31, 2005, an increase of $0.1 million or 4.9%. The largest portion of the Company’s development efforts is focused on new products for the growth segments of the Telco and MSO markets, primarily broadband deployment, and costs associated with the development of the Company’s new “OutRigger™” product line that was recently introduced into the marketplace.

                    Interest expense was $7,000 in the year ended December 31, 2006 compared to $6,000 in the comparable period in 2005, an increase of approximately $1,000 or 16.7%.

                    Interest income was $226,000 in the year ended December 31, 2006 compared to $123,000 in the comparable prior year period, an increase of approximately $103,000 or 83.7%. The increase is primarily attributable to higher average cash and cash equivalent balances coupled with higher prevailing interest rates.

                    Despite the Company’s pretax income, the Company recorded a benefit from income taxes for the year ended December 31, 2006 of $710,000. Such benefit primarily resulted from a $1.6 million reduction in the Company’s deferred tax asset valuation allowance in the fourth quarter of 2006 (in response to favorable developments in the Company’s projections for taxable income in the future), net of Federal and state taxes provided on the Company’s pretax income at the Company’s statutory rates. During the year ended December 31, 2005, the Company reduced its deferred tax asset valuation allowance by $4.4 million based upon its then-current projections for taxable income, considering, among other things: historical results of operations, dependence upon one customer for greater than fifty percent of sales, volatility in the telecommunications market and the Company’s experience in projecting the timing and extent of taxable income in the future.

                    As of December 31, 2006, the Company has available Federal net operating loss carryforwards of approximately $29.9 million and tax credits of approximately $0.6 million to offset taxable income in the future.

                    Net income for the year ended December 31, 2006 was $2.7 million, or $0.20 per diluted share, compared to net income of $6.5 million or $0.52 per diluted share in the year ended December 31, 2005, including the income tax benefit of $1.6 million ($0.12 per diluted share) and $4.4 million ($0.35 per diluted share) for the years ended December 31, 2006 and 2005, respectively.

Six Months Ended December 31, 2005 compared to Six Months ended December 31, 2004

                    Net sales for the six months ended December 31, 2005 were $19.9 million compared to $14.0 million for the comparative prior year period, an increase of $5.9 million or 42.2%. The increase over the prior year comparative period was due to the filling of initial stocking orders under the expanded general supply agreement received from the Company’s largest customer in July 2005, a general increase in sales due to the expanded territories covered under this replacement agreement and increased sales to existing and new customers of recently developed products, including DSL and VoIP products.

                    Gross profit for the six months ended December 31, 2005 was $6.8 million compared to $4.2 million for the comparative prior year period, an increase of approximately $2.6 million or 62.0%, while gross profit margins for those periods were 34.2% and 30.1%, respectively. The increase in gross profits for the comparative periods is primarily due to the higher sales levels. The improved gross profit margins during those periods was primarily due to both the higher sales levels and the Company’s relatively low variable overhead cost structure as a result of the high percentage of outsourced production and an improved sales mix of higher margin products.

                    Selling, general and administrative expenses for the six months ended December 31, 2005 increased $1.4 million or 50.4% to $4.2 million from $2.8 million in the similar prior year period. This increase was primarily due to the following factors: initial ramp-up of marketing efforts associated with the Company’s planned introduction of its new multi-service residential gateway, increased sales and marketing expenses associated with the Company’s entrance into new markets, professional fees associated with changing the Company’s fiscal year-end to December 31, an increase in sales related expenses due to the higher sales levels and stock option expense as a result of the adoption of SFAS No. 123(R) “Share-Based Payment.”

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

                    Despite the Company’s pretax income, the Company recorded a benefit from income taxes for the six months ended December 31, 2005 of $4.3 million. Until the quarter ended December 31, 2005, the Company had provided a full valuation allowance against its accumulated deferred tax assets, reflecting uncertainty about future profitability and the Company’s ability to realize them. In the quarter ended December 31, 2005, management reassessed the valuation allowance previously established against deferred tax assets. Factors considered included: historical results of operations, dependence on one customer for greater than fifty percent of sales, volatility in the telecommunications market and the Company’s experience in projecting the timing and extent of taxable income in the future. Based on an analysis of these factors at December 31, 2005, management concluded that it was more likely than not that a portion of its deferred tax assets would be realized and, accordingly, reduced the valuation allowance which resulted in an income tax benefit of approximately $4.4 million. No such reversal occurred during the six months ended December 31, 2004.

                    Net income for the six month transition period ended December 31, 2005 were $6.0 million or $0.46 per diluted share, including the tax benefits of $4.4 million described above relating to the reduction of valuation allowance.

Fiscal Years Ended June 24, 2005 and June 25, 2004

                    Net sales in fiscal 2005 decreased $1.7 million or 5.9% to $26.8 million from $28.5 million in fiscal 2004. The comparative decrease in sales for fiscal 2005 from fiscal 2004 was the result of a sharp increase in the need for the Company’s products in the first quarter of fiscal 2004, primarily due to the hurricanes that occurred in the areas serviced by the Company’s principal customer during the summer of calendar 2003.

                    Gross profit in fiscal 2005 was $7.9 million compared to $8.6 million in fiscal 2004, a decrease of approximately $713,000, or 8.3%. Gross profit margins as a percentage of net sales for those periods were 29.5% and 30.2%, respectively. The lower gross profit levels and margin was due to the effect of fixed overhead costs on lower sales levels.

                    Selling, general and administrative expenses in fiscal 2005 were $5.5 million compared to $5.7 million in fiscal 2004, a decrease of approximately $189,000 or 3.3% due to the absence in fiscal 2005 of gains of $222,000 realized in fiscal 2004 from the sale of the Company’s two remaining condominiums in Puerto Rico. Selling, general and administrative expenses increased by $33,000 in fiscal 2005, excluding the effect of these gains.

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

                    Interest expense was $7,000 in fiscal 2005 compared to $14,000 in fiscal 2004, a decrease of approximately $7,000 or 50%. The decline was due to lower levels of lease financing obligations which were fully repaid in fiscal 2004.

                    Interest income for fiscal 2005 was $86,000 compared to $32,000 in fiscal 2004, an increase of approximately $54,000. The increases were due to higher average cash and cash equivalent balances held by the Company.

                    Other income in fiscal 2005 resulted from a gain of $265,000 from the net settlement received from the surrender of whole-life insurance policies that the Company had on the life of the Company’s Chief Executive Officer.

                    In fiscal 2005 and 2004, the Company recorded a provision for income taxes of $43,000 and $60,000, respectively, primarily due to the availability of net operating loss carryforwards to offset a substantial portion of the Company’s taxable income. (See Note 6 of Notes to Consolidated Financial Statements for information relating to the Company’s net operating loss carryforwards.) The recorded provision for income taxes reflects certain state and alternative minimum taxes.

                    Net income for fiscal 2005 was $1.4 million or $0.11 per diluted share, compared to net income of $1.6 million or $0.12 per diluted share in fiscal 2004.

Impact of Inflation

                    The Company does not believe its business is affected by inflation to a greater extent than the general economy. The Company’s products contain a significant amount of plastic that is petroleum based. The Company imports most of its products from contract manufacturers, principally in Malaysia and China and fuel costs are a significant component of transportation costs to obtain delivery of products. Accordingly, continuation of the trend of increased petroleum prices could have an adverse effect on the cost of the Company’s products and profit the Company realizes. Also, increased labor costs in the countries in which the Company’s contract manufacturers produce products for the Company could increase the cost of products to the Company. The Company monitors the impact of inflation and attempts to adjust prices where market conditions permit, except that the Company may not increase prices under the Verizon Agreement. Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Liquidity and Capital Resources

                    As of December 31, 2006, the Company had $15.7 million of working capital, which includes $5.4 million of cash and cash equivalents, and our current ratio was 7.0 to 1. During the year ended December 31, 2006, our cash flows from operations provided $4.4 million, primarily from continued profitability, and investing activities used cash of $4.5 million for capital expenditures, primarily for the purchase and improvements of a new facility which will be used to consolidate our New York operations.

                    The Company believes that existing cash, coupled with internally generated funds and the available line of credit will be sufficient for its working capital requirements and capital expenditure needs for the foreseeable future.

                    In December 2006, the Company entered into a Credit Agreement (the “Credit Agreement”) with JP Morgan Chase Bank, N.A. (the “Bank”) which replaced a $3 million credit facility with another lender. Under the new Credit Agreement, the Company is entitled to borrow from the Bank up to $5 million in the aggregate at any time outstanding, limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable plus 30% of inventory, subject to certain reserves. Loans under the Credit Agreement mature on December 31, 2008. As of December 31, 2006, the Company had no borrowings outstanding under the Credit Agreement.

                    Outstanding loans under the Credit Agreement bear interest at the Company’s option of either (a) the greater of (i) the Bank’s prime rate less 1.25% per annum or (ii) 1.00% per annum, or (b) under a formula based on LIBOR. The Company is also to pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

                    The Company’s obligations under the Credit Agreement are collateralized by all of the Company’s accounts receivable and inventory. The Company’s obligations under the Credit Agreement are also guaranteed by one of the Company’s subsidiaries.

                    The Credit Agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the Bank’s consent. These include, among other things, covenants that prohibit the payment of dividends and limit the Company’s ability to (a) repurchase stock, (b) incur or guarantee indebtedness, (c) create liens, (d) purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, (e) create or acquire any subsidiary, or (f) substantially change its business. The Credit Agreement requires the Company to maintain, as of the end of each fiscal quarter, (a) tangible net worth and subordinated debt of at least $22.0 million, (b) a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and (c) a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with such fiscal quarter of not greater than 2.5 to 1.0. As of December 31, 2006, the Company was in compliance with all financial covenants in the Credit Agreement.

Contractual Obligations and Commercial Commitments

                    The following table sets forth a schedule of payments required under the Company’s contractual obligations and includes the maximum potential payments that may be required under the Company’s other commercial commitments:

		Due by Period
Contractual Obligations:	Total	Within 1 Year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$68,000	$49,000	$19,000	$-	$-
Severance obligations	$247,000	$247,000	$-	$-	$-

Other long-term liabilities	$109,000	$109,000	$-	$-	$-

Total contractual cash obligations	$424,000	$405,000	$19,000	$-	$-

                    On June 27, 2006, the Company purchased, pursuant to an agreement dated February 27, 2006, from an unaffiliated third party an approximately 20,000 square foot building located in Edgewood, New York for a purchase price of $2.8 million. The Company intends to consolidate its two existing leased New York facilities into this new building (and terminate the leases for those facilities) in mid 2007, and is assessing the potential of consolidating its Puerto Rico operations into this same facility in the future. The Company’s Board of Directors has approved the expenditure of up to $2.5 million to expand and improve this new facility. Through December 31, 2006, approximately $500,000 had been expended toward these improvements. The Company funded the purchase of the facility, and intends to fund remaining improvements with its existing cash.

Off-Balance Sheet Arrangements

                    The Company has no off-balance sheet contractual arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies, Estimates and Judgments

                    TII’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments. The Company believes that the determination of the carrying value of the Company’s inventories and long-lived assets, the valuation allowance of deferred tax assets and valuation of share-based payment compensation are the most critical areas where management’s judgments and estimates most affect the Company’s reported results. While the Company believes its estimates are reasonable, misinterpretation of the conditions that affect the valuation of these assets could result in actual results varying from reported results, which are based on the Company’s estimates, assumptions and judgments as of the balance sheet date.

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

                    Consistent with the provisions of SFAS No. 109, the Company regularly estimates its ability to recover deferred tax assets, and reports such assets at the amount that is determined to be “more-likely-than-not” recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. During the year ended December 31, 2006 (in response to favorable developments in the Company’s projections for taxable income in the future), and the six months ended December 31, 2005, based primarily upon positive evidence derived from the Company’s sustained levels of historical profitability and its projection for taxable income in the future, the Company reduced its valuation allowance against deferred tax assets to reflect the amount of deferred tax assets determined to be more-likely than not recoverable. In the event that evidence becomes available in the future to indicate that the valuation of the Company’s deferred tax assets should be adjusted (e.g., significant changes in the Company’s projections for future taxable income), the Company’s estimate of the recoverability of deferred taxes may change, resulting in an associated adjustment to earnings in that period.

                    With the adoption of SFAS No. 123(R) on June 25, 2005, the Company is required to record the fair value of share-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and expected term assumptions require a greater level of judgment. We estimate expected stock-price volatility based primarily on historical volatility of the underlying stock using daily price observations over a period equal to the expected term of the option, but also consider whether other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected volatility.  With regard to our estimate of expected term, as adequate information with respect to historical share option exercise experience is not available, we primarily consider the vesting term and original contractual term of options granted.

Recently Issued Accounting Pronouncements

                    In 2006, the Company adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. In 2006, the Company changed its method of quantifying errors in accordance with SAB No. 108 and, as a result, recorded a reduction in its accumulated deficit as of January 1, 2006, of $162,000, net of tax.

                    In February 2007, the FASB issued SFAS No. 159“, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity is to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected is to be recognized in earnings as incurred and not deferred. SFAS 159 becomes effective for the Company in the calendar year ending December 31, 2008. The Company is currently evaluating the impact of the provisions of SFAS 159 on its consolidated financial statements.

                    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  SFAS 157 becomes effective for the Company in the calendar year ending December 31, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157 on its consolidated financial statements.

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

                    In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”), which addresses the income statement disclosures for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, and some excise taxes.  The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22.  In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis.  EITF 06-3 will be effective for financial reports for interim and annual reporting periods beginning after December 15, 2006.  The Company is currently evaluating the impact of EITF 06-3 on its financial statements.

                    In February 2006, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” which amends SFAS 123(R) to require that options issued with a cash settlement feature that can be exercised upon the occurrence of a contingent event that is outside the employee’s control should not be classified as liabilities until it becomes probable that the event will occur. For companies that adopted SFAS 123(R) prior to the issuance of the FSP, application is required in the first reporting period beginning after February 3, 2006. Currently, the Company has no stock options outstanding with contingent cash settlement features and, as a result, the FSP does not impact the Company’s consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risks

                    The Company is exposed to market risks, including changes in interest rates. The interest payable under the Company’s credit facility, under which there were no borrowings outstanding at December 31, 2006, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to the consolidated operating results of the Company.

                    The Company’s products contain a significant amount of plastic that is petroleum based. The Company imports most of its products from contract manufacturers, principally in Malaysia and China. A continuation of the trend of increased petroleum prices could have an adverse effect on the cost of the Company’s products and profit the Company realizes.

                    The Company requires foreign sales to be paid in U.S. currency and is billed by its contract manufacturers in U.S. currency. Since one of the Company’s Pacific Rim suppliers is based in China, the cost of the Company’s products could be affected by changes in the valuation of the Chinese Yuan.

                    Historically, the Company has not purchased or entered into interest rate swaps or future, forward, option or other instruments designed to hedge against changes in interest rates, the price of materials it purchases or the value of foreign currencies.

                    The Company does not believe that a 10% change in interest rates, petroleum price or foreign currency exchange rates would have a significant impact on the Company’s financial position or result of operations.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TII Network Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of TII Network Technologies, Inc. and subsidiaries (the Company) as of December 31, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2006, the six months ended December 31, 2005, and the fiscal years ended June 24, 2005 and June 25, 2004. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule (Schedule II). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TII Network Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the year ended December 31, 2006, the six months ended December 31, 2005, and the fiscal years ended June 24, 2005 and June 25, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed its method of quantifying errors in 2006, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.”

/s/ KPMG LLP
Melville, New York
April 2, 2007

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,362	$5,326
Accounts receivable, net	3,068	3,506
Inventories	8,364	8,482
Deferred tax assets	1,251	768
Other current assets	277	252

Total current assets	18,322	18,334

Property, plant and equipment, net	7,119	4,031
Deferred tax assets, net	3,899	3,632
Other assets, net	125	167

Total assets	$29,465	$26,164

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$718	$1,438
Accrued liabilities	1,914	1,511

Total current liabilities	2,632	2,949

Long term obligation	-	96

Total liabilities	2,632	3,045

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share; 1,000,000
shares authorized, including 30,000 shares of series D
junior participating; no shares outstanding	-	-

Common stock, par value $.01 per share; 30,000,000
shares authorized; 12,550,306 shares issued and
12,532,669 shares outstanding as of December 31,
2006 and 12,361,956 shares issued and 12,344,319
shares outstanding as of December 31, 2005	126	124
Additional paid-in capital	39,146	38,277
Accumulated deficit	(12,158)	(15,001)

	27,114	23,400
Less: Treasury shares, at cost, 17,637 common shares at
December 31, 2006 and December 31, 2005	(281)	(281)

Total stockholders' equity	26,833	23,119

Total liabilities and stockholders' equity	$29,465	$26,164

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended	Six Months Ended	Fiscal Year Ended
	December 31, 2006	December 31, 2005	June 24, 2005	June 25, 2004
Net sales	$39,104	$19,921	$26,796	$28,485
Cost of sales	25,730	13,102	18,901	19,877

Gross profit	13,374	6,819	7,895	8,608

Operating expenses:
Selling, general and administrative	9,721	4,170	5,480	5,669
Research and development	1,899	1,075	1,318	1,357

Total operating expenses	11,620	5,245	6,798	7,026

Operating income	1,754	1,574	1,097	1,582

Interest expense	(7)	(3)	(7)	(14)
Interest income	226	73	86	32
Other (expense) income	(2)	(5)	259	23

Income before income taxes	1,971	1,639	1,435	1,623

Income tax (benefit) provision	(710)	(4,337)	43	60

Net income	$2,681	$5,976	$1,392	$1,563

Net income per common share:

Basic	$0.22	$0.49	$0.12	$0.13

Diluted	$0.20	$0.46	$0.11	$0.12

Weighted average common shares outstanding:

Basic	12,397	12,229	11,971	11,820
Diluted	13,474	13,001	12,687	12,715

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance June 27, 2003	11,682,284	$117	$37,867	$(23,932)	$(281)	$13,771

Exercise of stock options	225,500	2	125	-	-	127
Net income for the fiscal year	-	-	-	1,563	-	1,563

Balance June 25, 2004	11,907,784	119	37,992	(22,369)	(281)	15,461

Exercise of warrants	253,312	3	(3)	-	-	-
Net income for the fiscal year	-	-	-	1,392	-	1,392

Balance June 24, 2005	12,161,096	122	37,989	(20,977)	(281)	16,853

Exercise of stock options	164,300	2	101	-	-	103
Share-based compensation	-	-	162	-	-	162
Restricted stock awards	18,923	-	25	-	-	25
Net income for six months	-	-	-	5,976	-	5,976

Balance December 31, 2005	12,344,319	124	38,277	(15,001)	(281)	23,119

Cumulative effect of adjustments
resulting from the adoption of
SAB No. 108, net of taxes
(Note 2)	-	-	-	162	-	162

Adjusted balance at January 1, 2006	12,344,319	124	38,277	(14,839)	(281)	23,281

Exercise of stock options	153,350	2	118	-	-	120
Share-based compensation	-	-	743	-	-	743
Restricted stock awards issued	35,000	-	-	-	-	-
Stock option excess tax benefit	-	-	8	-	-	8
Net income for the year	-	-	-	2,681	-	2,681

Balance December 31, 2006	12,532,669	$126	$39,146	$(12,158)	$(281)	$26,833

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Six Months Ended	Fiscal Year Ended
	December 31, 2006	December 31, 2005	June 24, 2005	June 25, 2004
Cash Flows from Operating Activities:

Net income	$2,681	$5,976	$1,392	$1,563

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,284	563	1,136	1,056
Share-based compensation	743	187	-	-
Deferred income taxes	(797)	(4,400)	-	-
Loss (gain) on write-off / disposal of capital
assets	158	25	(198)	512
Excess tax benefits from stock option exercises	(8)	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	497	400	(471)	(914)
Inventories	118	417	(3,494)	500
Other assets	(19)	149	113	(19)
Accounts payable and accrued liabilities	(255)	(2,347)	2,955	1,050
Long-term obligation	-	96	-	-

Net cash used in operating activities	4,402	1,066	1,433	3,748

Cash Flows from Investing Activities:
Capital expenditures	(4,494)	(374)	(1,430)	(444)
Net proceeds from sale of fixed assets	-	2	362	-

Net cash used in investing activities	(4,494)	(372)	(1,068)	(444)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	120	103	-	127
Excess tax benefits from stock option exercises	8	-	-	-
Repayment of obligations under capital leases	-	-	-	(39)

Net cash provided by financing activities	128	103	-	88

Net increase in cash and cash equivalents	36	797	365	3,392

Cash and cash equivalents, at beginning of year	5,326	4,529	4,164	772

Cash and cash equivalents, at end of year	$5,362	$5,326	$4,529	$4,164

Non-cash investing and financing activities:
Cash paid during the year for interest	$7	$3	$7	$14

Cash paid during the year for income taxes	$76	$8	$18	$60

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Description of Business and Summary of Significant Accounting Policies

Business: TII Network Technologies, Inc. and subsidiaries (together, the “Company” or “TII”) designs, manufactures and markets network interface devices (“NIDs”), gateways and home networking products, over-voltage surge protection and connectivity solutions for the communications industry.

Change in Fiscal Year: In December 2005, the Company’s Board of Directors changed the Company’s fiscal year end from the last Friday in June to December 31. This change was made to align the Company’s reporting period with the budgetary and reporting periods of the Company’s largest customers and provide an easier comparison of the Company’s reported results with those of other companies. The six months ended December 31, 2005 results are for the transition period from June 25, 2005 through December 31, 2005 and is referred to as the “transition period” or the “six months ended December 31, 2005.” The period from June 26, 2004 through June 24, 2005 is referred to as “fiscal 2005” and the period June 28, 2003 through June 25, 2004 is referred to as “fiscal 2004.”

Principles of Consolidation: The consolidated financial statements include the accounts of TII Network Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s more significant estimates include the valuation of accounts receivable, inventory, deferred income taxes and the fair value of share-based payments. Actual results could differ from such estimates.

Cash Equivalents: All highly liquid investments with an original maturity at the time of purchase of three months or less are considered cash equivalents. Cash equivalents of $3,750,000 and $3,085,000 at December 31, 2006 and December 31, 2005, respectively, consisted of money market accounts.

Inventories: Inventories (materials, direct labor and applicable overhead) are stated at the lower of cost or market, on the first-in, first-out basis.

Property, Plant and Equipment: Property, plant and equipment is recorded at cost and depreciated on the straight-line method over the estimated useful life of the related asset. The estimated useful life of machinery and equipment is generally between 5 and 10 years. Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter. The useful life of office fixtures, equipment and other is generally between 3 and 5 years.

Revenue Recognition: The Company’s net sales are derived from the sale of its products. The Company does not provide any services to its customers. Product sales are recorded when there is persuasive evidence of the arrangement, usually a customer purchase order, the products are shipped and title passes to the customer and the price is fixed and determinable and probable of collection. Once a product is shipped, the Company has no acceptance or other post-shipment obligations. Accounts receivable as of December 31, 2006 and December 31, 2005 are presented net of allowances for doubtful accounts and sales returns of $30,000 and $100,000, respectively, based upon management’s estimate of known issues and expected trends.

Other Assets: Included in other assets at December 31, 2006 and December 31, 2005 are $117,000 and $153,000, respectively, of patent costs, net of accumulated amortization, which are amortized on a straight-line basis over the lesser of the life of the related products or the patents. Amortization of patent costs was $36,000 for the year ended December 31, 2006, $18,000 for the six months ended December 31, 2005, and $36,000 for each of fiscal 2005 and fiscal 2004.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

                    Included in other assets in fiscal 2005 was $145,000 of cash surrender value of key-man life insurance. In March 2005, the Company surrendered the associated whole-life insurance policies for a net settlement of $410,000, resulting in a gain of $265,000 which is included in the accompanying consolidated statement of income in other income in fiscal 2005.

                    In fiscal 2005, the Company sold its remaining two condominiums in Puerto Rico, which had been included in other assets on the June 25, 2004 balance sheet, for $115,000. The resulting aggregate gain of $222,000 from the sale is included in selling, general and administrative expenses in the accompanying consolidated statement of income in fiscal 2005.

Long-Lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss would be recognized in the amount by which the carrying amount of the asset exceeds its fair value.

Income Taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income Per Common Share: Basic income per share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted income per share adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 970,000, 657,000, 526,000 and 807,000 have been omitted from the calculation of dilutive income per share for the year ended December 31, 2006, the six months ended December 31, 2005, and the fiscal years ended June 24, 2005 and June 25, 2004, respectively. The reconciliation between the numerators and denominators of the basic and diluted income per share is as follows:

	Year Ended December 31, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic income per share	$2,681,000	12,397,000	$0.22
Effect of Dilutive Securities:
Stock options	-	1,003,000	(0.02)
Stock awards	-	74,000	-

Diluted income per share	$2,681,000	13,474,000	$0.20

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Six Months Ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic income per share	$5,976,000	12,229,000	$0.49
Effect of Dilutive Securities:
Stock options	-	718,000	(0.03)
Stock awards	-	54,000	-

Diluted income per share	$5,976,000	13,001,000	$0.46

	Fiscal Year Ended June 24, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic income per share	$1,392,000	11,971,000	$0.12
Effect of Dilutive Securities:
Stock options	-	716,000	(0.01)

Diluted income per share	$1,392,000	12,687,000	$0.11

	Fiscal Year Ended June 25, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic income per share	$1,563,000	11,820,000	$0.13
Effect of Dilutive Securities:
Stock options	-	895,000	(0.01)

Diluted income per share	$1,563,000	12,715,000	$0.12

Advertising Costs: The Company incurs advertising costs for sales and marketing initiatives, including advertisements in magazines, brochures and mailings, promotions, public relations and tradeshows. These costs are expensed as incurred. For the year ended December 31, 2006 and the six months ended December 31, 2005, advertising costs were $203,000 and $49,000, respectively. For the fiscal years ended June 24, 2005 and June 25, 2004, advertising costs incurred were $66,000 and $124,000, respectively.

Fair Value of Financial Instruments: The carrying amounts of cash and cash equivalents, receivables, other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments.

Share-Based Payment: Effective June 25, 2005, the Company adopted Statement pf Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This statement replaced SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), and supersedes APB No. 25. SFAS 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The Company adopted this statement using the modified prospective method, which requires recognition of compensation expense on a prospective basis. Under this method, in addition to recording compensation expense for new share-based awards, expense is also recorded over the remaining service period of awards not fully vested as of the adoption date of SFAS 123(R).

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Prior period consolidated financial statements have not been restated. SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected in the consolidated statements of cash flows as financing cash inflows instead of operating cash inflows.

                    Expense recognized as a result of applying the provisions of SFAS 123(R) was $743,000 for the year ended December 31, 2006 and $187,000 for the six months ended December 31, 2005. As of December 31, 2006, the total unrecognized compensation cost related to non-vested stock awards was $2.5 million and the related weighted-average period over which this remaining expense is expected to be recognized is 3.6 years. See Note 7 for additional information on shared-based compensation.

Comprehensive Income: Comprehensive income equaled the net income for the year ended December 31, 2006, the six months ended December 31, 2005, fiscal 2005 and fiscal 2004.

Segment Information: The Company has evaluated the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and has determined that it has one reportable segment. The Company has disclosed the geographic information, major suppliers and major customers’ requirements of SFAS No. 131 in Note 9.

Reclassifications: Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Recently Issued Accounting Pronouncements: In February 2006, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” which amends SFAS 123(R) to require that options issued with a cash settlement feature that can be exercised upon the occurrence of a contingent event that is outside the employee’s control should not be classified as a liability until it becomes probable that the event will occur. For companies that adopted SFAS 123(R) prior to the issuance of the FSP, application is required in the first reporting period beginning after February 3, 2006. Currently, the Company has no stock options outstanding with contingent cash settlement features and, as a result, the FSP does not impact the Company’s consolidated financial statements.

                    In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”), which clarifies the accounting for uncertainty in a tax position. FIN 48 requires that the effects of a tax position be recognized in the financial statements only if the position is more likely than not to be sustained based solely on the technical merit of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

                    In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”), which addresses the income statement disclosures for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, and some excise taxes.  The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion 22.  In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis.  EITF 06-3 will be effective for financial reports for interim and annual reporting periods beginning after December 15, 2006.  The Company is currently evaluating the impact of EITF 06-3 on its consolidated financial statements.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

                    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  SFAS 157 becomes effective for the Company in the calendar year ending December 31, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157 on its consolidated financial statements.

                    In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115,” (“SFAS 159”). This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 becomes effective for the Company in the calendar year ending December 31, 2008. The Company is currently evaluating the impact of the provisions of SFAS 159 on its consolidated financial statements.

NOTE 2 – Staff Accounting Bulletin No. 108

                    In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current year Financial Statements (“SAB 108”). Prior to 2006, the Company quantitatively evaluated misstatements using the “roll-over” (income statement) method. As a result of the adoption of SAB 108, the Company changed its method of quantifying and evaluating errors to a “dual” (income statement and balance sheet) method. The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on accumulated deficit of previously immaterial adjustments relating to prior years. Such adjustments do not require previously filed reports with the SEC to be amended.

                    Upon adoption of SAB 108, the Company corrected its consolidated financial statements to reduce the allowance for doubtful accounts receivable by $59,000 and reduce accrued expenses by $158,000, for excess amounts established prior to January 1, 2006. The accrued expense adjustments related to an unreconciled amount ($50,000), and other excess accruals for income taxes payable ($63,000), real estate taxes payable ($29,000), and professional services ($16,000). These adjustments were not considered material to any prior period when evaluated using the roll-over method. As these adjustments were considered to be material under the dual method as of January 1, 2006, the Company recorded a cumulative effect adjustment to decrease its accumulated deficit as of January 1, 2006, by $162,000, net of tax of $55,000.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 3 – Inventories

                    The following table represents the cost basis of each major class of inventory as of December 31, 2006 and December 31, 2005:

	December 31, 2006	December 31, 2005
Raw materials and subassemblies	$1,354,000	$1,529,000
Work in progress	275,000	305,000
Finished goods	6,735,000	6,648,000

	$8,364,000	$8,482,000

NOTE 4 – Property, Plant & Equipment

                    Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset. The following table represents the amounts of each major class of property, plant and equipment as of December 31, 2006 and December 31, 2005:

	December 31, 2006	December 31, 2005
Construction in progress	$3,467,000	$-
Machinery and equipment	8,944,000	8,614,000
Leasehold improvements	5,000	5,000
Office fixtures, equipment and other	268,000	213,000

	12,684,000	8,832,000
Less: accumulated depreciation and amortization	(5,565,000)	(4,801,000)

	$7,119,000	$4,031,000

                    On June 27, 2006, the Company purchased land and a building located in Edgewood, New York for a purchase price of $2.8 million. Since the building and related improvements have not been placed into service these assets are included in construction in progress as of December 31, 2006.

                    In 2006 the Company capitalized $167,000 of costs incurred toward implementation of a new enterprise resource planning computer software application. Such amount is included in construction in progress as of December 31, 2006.

                    Depreciation and amortization of plant and equipment was $1,248,000 for the year ended December 31, 2006, $545,000 for the six months ended December 31, 2005, $1,100,000 for fiscal 2005 and $1,020,000 for fiscal 2004.

                    The Company wrote-off obsolete equipment resulting in a charge of $158,000, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2006.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 5 — Revolving Credit Facility:

                    In December 2006, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”) which replaced a $3 million credit facility with another lender. Under the new Credit Agreement, the Company is entitled to borrow from the Bank up to $5 million in the aggregate at any time outstanding, but limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable plus 30% of inventory, subject to certain reserves. Loans under the Credit Agreement mature on December 31, 2008. As of December 31, 2006, the Company had no borrowings outstanding under the Credit Agreement.

                    Outstanding loans under the Credit Agreement bear interest at the Company’s option of either (a) the greater of (i) the Bank’s prime rate less 1.25% per annum or (ii) 1.00% per annum, or (b) under a formula based on LIBOR. The Company is also to pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

                    The Company’s obligations under the Credit Agreement are collateralized, pursuant to a Continuing Security Agreement, by all of the Company’s accounts receivable and inventory. The Company’s obligations under the Agreement are also guaranteed by one of the Company’s subsidiaries.

                    The Credit Agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the Bank’s consent. These include, among other things, covenants that prohibit the payment of dividends and limit the Company’s ability to (a) repurchase stock, (b) incur or guarantee indebtedness, (c) create liens, (d) purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, (e) create or acquire any subsidiary, or (f) substantially change its business. The Credit Agreement requires the Company to maintain, as of the end of each fiscal quarter, (a) tangible net worth and subordinated debt of at least $22.0 million, (b) a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and (c) a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with such fiscal quarter of not greater than 2.5 to 1.0. As of December 31, 2006, the Company was in compliance with all financial covenants in the Credit Agreement.

NOTE 6 — Income Taxes

                    The components of the income tax benefit for the year ended December 31, 2006 and the six month transition period ended December 31, 2005 are as follows:

	Year ended December 31, 2006	Six month transition period ended December 31, 2005
Current:
Federal	$67,000	$46,000
State	20,000	17,000

Total current	$87,000	$63,000

Deferred:
Federal	$(745,000)	$(4,030,000)
State	(52,000)	(370,000)

Total deferred	(797,000)	(4,400,000)

Total income tax benefit	$(710,000)	$(4,337,000)

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

                    The following table is a reconciliation of the U.S. federal statutory income tax rate to the effective tax rate included in the accompanying consolidated statements of operations:

	Year ended December 31, 2006	Percent	Six months ended December 31, 2005	Percent
Computed "expected" tax expense	$670,000	34.0%	$558,000	34.0%
Increase/(reduction) in income taxes from:
State and local income taxes,
net of federal income tax effect	(27,000)	(1.4)%	11,000	0.7%
Change in state tax rate	59,000	3.0%	-	-%
Share-based compensation	52,000	2.6%	22,000	1.3%
Meals and entertainment	23,000	1.2%	7,000	0.4%
Change in valuation allowance	(1,546,000)	(78.4)%	(4,939,000)	(301.2)%
Other, net	59,000	3.0%	4,000	0.2%

	$(710,000)	(36.0)%	$(4,337,000)	(264.5)%

                    The provision for income taxes of $43,000 and $60,000 for the fiscal years ending June 24, 2005 and June 25, 2004, respectively, consisted primarily of federal alternative minimum taxes (“AMT”), due to the limitations on the use of net operating loss carryforwards for the AMT.

                    The tax effects of temporary differences and net operating loss and tax credit carryforwards that give rise to deferred tax assets and liabilities are as follows:

	December 31, 2006	December 31, 2005
Inventory	$269,000	$290,000
Accounts receivable	11,000	36,000
Share-based compensation	253,000	40,000
Other liabilities	37,000	35,000
Accrued expenses	265,000	231,000
Net operating loss carryforwards	10,614,000	11,891,000
Business credit carryforwards	564,000	581,000

	12,013,000	13,104,000
Less: valuation allowance	(6,267,000)	(7,882,000)

Net deferred tax assets	5,746,000	5,222,000
Property, plant and equipment	(596,000)	(822,000)

Net deferred income tax assets:	$5,150,000	$4,400,000

                    Consistent with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company regularly estimates its ability to recover deferred tax assets, and establishes a valuation allowance against such assets that are determined to be “more-likely-than-not” unrecoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. During the year ended December 31, 2006 and the six months ended December 31, 2005, based primarily upon positive evidence derived from the Company’s sustained levels of historical profitability and its projection for

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

taxable income in the future, management revised its estimate of the amount of deferred tax assets that would more-likely-than-not be unrealized and, accordingly, reduced the deferred tax asset valuation allowance, which resulted in income tax benefits of $1.6 million and $4.4 million, for the year ended December 31, 2006, and the six months ended December 31, 2005, respectively.

                    At December 31, 2006, for U.S. federal income tax purposes, the Company had net operating loss carryforwards of approximately $29.9 million which expire from 2012 to 2022. To the extent that net operating losses are realized in the future, approximately $75,000 of the benefit (related to excess tax deductions taken for stock option exercises) would increase additional paid-in capital, after regular net operating losses are exhausted.

NOTE 7 — Common Stock, Stock Options and Warrants:

                    Stock Option Plans: The Company’s 1998 Stock Option Plan permits the Board of Directors or the Compensation Committee of the Board of Directors to grant, until October 2008, options to employees, non-employee directors and consultants. As amended, the 1998 Stock Option Plan covers 3,500,000 shares of common stock. The Board of Directors or the Compensation Committee determines, among other things, optionees, the number of shares to be subject to each option grant, exercise prices, vesting periods, and option terms, which may not exceed 10 years. At December 31, 2006, options to purchase 2,655,250 shares were outstanding under the 1998 Plan. At December 31, 2006, 707,550 options were available for grant under the 1998 Plan. The Company’s 1995 Employee Stock Option Plan expired as to the grant of future options in September 2005. At December 31, 2006, options to purchase 915,950 shares were outstanding under the 1995 Plan.

                    The Company’s 2003 Non-Employee Director Stock Option Plan permits the Board of Directors or the Compensation Committee of the Board of Directors to grant, until September 2013, options to purchase up to 500,000 shares of common stock to non-employee directors of the Company. On the date a person initially becomes an outside director, that individual is granted an option to purchase 24,000 shares under the 2003 Plan. At each annual shareholders meeting at which directors are elected, each outside director in office after the meeting is automatically granted an option to purchase, under the 2003 Plan, amended by stockholders on December 1, 2005, 10,000 shares plus additional specified shares for serving on Board committees or as chairperson of a committee. Options granted under the 2003 Plan must have an exercise price equal to the market value of the common stock on the date of grant. All options granted under the 2003 Plan have a term of ten years and are exercisable quarterly, beginning immediately on the grant date, except that initial option grants to new outside directors vest quarterly over three years starting one year after the grant date. As of December 31, 2006, options to purchase 368,500 shares of common stock were outstanding under the 2003 Plan, and options to purchase 131,500 shares of the Company’s common stock were available for grant. The 1994 Non-Employee Director Stock Option Plan expired as to the grant of future options in September 2004. At December 31, 2006, options to purchase 497,000 shares were outstanding under the 1994 Plan.

                    The Company’s non-employee directors may elect to receive, in lieu of their $10,000 annual cash retainer ($25,000 in the case of the non-executive Chairman of the Board of Directors), shares of the Company’s common stock equal to a market value of $11,750 ($29,400 in the case of the non-executive Chairman of the Board of Directors). The market value is determined at the date of the annual meeting of stockholders at which directors are elected for the year to which the retainer pertains. In 2006, three directors elected to receive an aggregate of 14,271 shares having an aggregate fair market value of $35,250 and the non-executive Chairman of the Board of Directors elected to receive 11,903 shares having an aggregate fair market value of $29,400. The shares are subject to forfeiture in the event that the non-employee director resigns or is removed for cause preceding the next annual meeting following the director’s election to receive the shares. Accordingly the shares underlying these restricted stock awards are not considered issued until the end of the service period. In 2006, the Company recognized expense of $39,000 related to these awards.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

                    Total share-based compensation is attributable to the granting of, and the remaining requisite service period of, stock options and restricted stock grants. Compensation expense attributable to share-based compensation for the year ended December 31, 2006 and the six months ended December 31, 2005 was $743,000 and $187,000, respectively. As of December 31, 2006, the total unrecognized compensation cost related to non-vested awards was $2.5 million and the related weighted average period over which is expected to be recognized is approximately 3.6 years. It is the Company’s policy to issue previously authorized shares to satisfy stock option exercises in the period of exercise.

                    Prior to the Company’s adoption of SFAS 123(R), the Company provided pro forma information regarding net income and net income per common share as if compensation cost for the Company’s share-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” requiring SFAS 123 pro forma disclosure. The pro forma charge for compensation cost related to share-based awards granted was recognized over the service period. For stock options, the service period represented the period of time between the date of grant and the date each option becomes exercisable.

                    If the Company had elected to recognize share-based compensation cost based on the fair value provisions of SFAS 123, the Company’s net income and net income per common share would have been the pro forma amounts as indicated in the table below.

	Fiscal Year Ended
	June 24, 2005	June 25, 2004
Net income:
As reported	$1,392,000	$1,563,000
Deduct: Total stock-based compensation
expense using fair value method, net of income
taxes	459,000	528,000

Pro forma net income	$933,000	$1,035,000
Basic net income per share:
As reported	$0.12	$0.13
Pro forma	$0.08	$0.09
Diluted net income per share:
As reported	$0.11	$0.12
Pro forma	$0.07	$0.08

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

                    The following table summarizes activity for the Company’s stock options for the year ended December 31, 2006:

	Common Shares Subject to Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Life Remaining in Years
Outstanding at beginning of year	3,851,550	$1.76
Granted	752,500	2.75
Exercised	(153,350)	0.78
Forfeited	(13,000)	2.23
Expired	(1,000)	1.42

Outstanding at end of year	4,436,700	$1.96	$2,993,000	5.5

Options expected to vest	1,146,500	$2.49	$327,000	8.8

Options exercisable at end of year	3,248,200	$1.77	$2,650,000	4.4

Shares available for future grant at
end of year	839,050

                    The exercise period for all stock options may not exceed ten years from the date of grant. Stock option grants to individuals generally become exercisable in substantively equal tranches over a service period of up to five years.

                    The total fair value of stock options vested during the year ended December 31, 2006, the six months ended December 31, 2005, and the fiscal years ended June 24, 2005 and June, 25, 2004 was $708,000, $1,568,000, $392,000 and $304,000, respectively.

                    The intrinsic value of options exercised during the year ended December 31, 2006, the six months ended December 31, 2005 and the fiscal year ended June 25, 2004 was $275,000, $311,000 and $200,000. There were no options exercised during the fiscal year ended June 24, 2005.

                    In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and expected term assumptions require a greater level of judgment. The Company estimates expected stock-price volatility based primarily on historical volatility of the underlying stock using daily price observations over a period equal to the expected term of the option, but also considers whether other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected volatility. With regard to the estimate of expected term, as adequate information with respect to historical share option exercise experience is not available, the Company primarily considers the vesting term and original contractual term of options granted. Fair values of options granted were determined based on the following weighted average assumptions:

	December 31, 2006	December 31, 2005	June 24, 2005	June 25, 2004
Expected term	6.4 years	4.9 years	5 Years	5 Years
Interest rate	4.8%	4.4%	3.9%	3.8%
Volatility	132.9%	137.9%	142.9%	84.0%
Dividends	0%	0%	0%	0%

Weighted average fair value of options granted	$ 2.51	$ 2.65	$ 1.64	$ 1.69

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

                    In connection with the Company’s adoption of SFAS 123(R), the Company uses the with-and-without approach described in EITF Topic No. D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” to determine the recognition and measurement of excess tax benefits. Accordingly, due to the Company’s current tax position, income tax benefit has been recognized only to the extent of alternative minimum tax (AMT) with regard to excess tax benefits realized during the year ended December 31, 2006.

         Warrants:

                    On June 21, 2002, the Company issued a warrant to purchase 750,000 shares of common stock at $1.00 per share in connection with its repurchase of all its then outstanding Series C Convertible Preferred Stock. On June 23, 2005, in accordance with the warrant’s original terms, the Company issued 253,312 common shares to the warrant holder upon the net common share exercise of the entire warrant. Accordingly, the Company received no cash proceeds from the exercise of the warrant.

         Employee Stock Purchase Plan:

                    On December 1, 2005, the Company’s stockholders approved the Company’s 2005 Employee Stock Purchase Plan. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, and to provide eligible employees of the Company with an opportunity to invest in the Company through purchases of the Company’s common stock at a discount through payroll deductions. An aggregate of 200,000 shares of common stock are reserved for issuance under the stock purchase plan. Under SFAS 123(R), this plan is compensatory and as a result, the Company will recognize compensation expense for the amount of the discount at the date of purchase of shares by the employee. To date, this plan has not been implemented.

NOTE 8 — Preferred Stock

                    The Company is authorized to issue up to 1,000,000 shares of preferred stock in series, with each series having such powers, rights, preferences, qualifications and restrictions as determined by the Board of Directors. No shares of preferred stock were outstanding at December 31, 2006 or December 31, 2005.

                    On September 19, 2005, the Company amended its Certificate of Incorporation to eliminate its authorized but unissued Series C Convertible Preferred Stock and return those shares to the status of undesignated.

                    Series D Junior Participating Preferred Stock: In May 1998, the Company adopted a Stockholder Rights Plan providing for the distribution to the Company’s stockholders of one Right (“Right”) for each share of the Company’s common stock issued and outstanding at the opening of business on May 21, 1998 (the “Distribution Date”) and each subsequent share of common stock issued. Each Right entitles the registered holder of a share of common stock to purchase from the Company 1/1000 of a share of Series D Junior Participating Preferred Stock of the Company at a price of $30 per Right (the “Purchase Price”), subject to adjustment. The Rights have a term of ten years, have no voting power or rights to dividends, are not detachable and are not separately transferable from the Company’s common stock until they become exercisable. In general, the Rights become exercisable following an announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) owns, or the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning, at least 20% of the Company’s outstanding common stock. If any person becomes an Acquiring Person by acquiring beneficial ownership of at least 20% of the Company’s common stock, each outstanding Right (other than those owned by an Acquiring Person) will “flip in” and become a right to buy, at the Purchase Price, that number of shares of common stock of the Company that will have a market value of two times the Purchase Price. After a person becomes an Acquiring Person (but before such Acquiring Person owns 50% or more of the outstanding common stock), the Company may permit each Right (other than those owned by an Acquiring Person) to be

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

exchanged, without payment of the Purchase Price, for one share of common stock. If (i) the Company is acquired in a merger or other business combination transaction and the Company does not survive or the Company merges, consolidates or engages in a share exchange with another person and does survive but all or part of its stock is changed or (ii) at least 50% of the Company’s assets or earning power is sold or transferred, then each outstanding Right will “flip over” and become a right to buy, at the Purchase Price, that number of shares of common stock of the acquiring company that will have a market value of two times the Purchase Price. The Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time prior to the time a person acquires beneficial ownership of at least 20% of the Company’s common stock and, if certain conditions are met, within ten days following the time a person has acquired 20% or more of the common stock.

NOTE 9 — Significant Customers, Export Sales and Geographical Segments

Significant Customers: The following customers accounted for 10% or more of the Company's consolidated net sales during one or more of the periods presented below:

	Year Ended	Six Months Ended	Fiscal Year Ended
	December 31, 2006	December 31, 2005	June 24, 2005	June 25, 2004
Verizon	46%	53%	52%	53%
Tyco Electronics Corporation	*	*	10%	13%
Telco Sales, Inc.	*	12%	10%	11%
Power & Tel Supply Co. Inc.	13%	*	*	*
___________________
* Less than 10%

                    As of December 31, 2006, three customers accounted for approximately 39%, 16% and 11% of accounts receivable. As of December 31, 2005, two customers accounted for approximately 38% and 28% of accounts receivable.

Export Sales: For the year ended December 31, 2006, the six months ended December 31, 2005, fiscal 2005 and fiscal 2004, export sales were less than 10% of consolidated net sales.

Geographical Segments: The Company does not have any operating facilities or productive assets outside the United States and Puerto Rico; however, certain equipment owned by the Company is utilized by the Company’s contract manufacturers in Asia. The net book value of such equipment held by the Company’s contract manufacturers at December 31, 2006 and December 31, 2005 was approximately $2.5 million and $2.8 million, respectively. The Company’s operations located in Puerto Rico and New York are managed as one geographic segment.

Significant Contract Manufacturers: On May 3, 2000, the Company entered into an agreement with a contract manufacturer in Malaysia to outsource the manufacturing of certain of its gas tubes used in its products. The agreement is for ten years, but may be terminated by either party with one year’s advance notice. On December 18, 2003, the Company entered into an agreement that expires in June 2009 with a contract manufacturer in China, which is a subsidiary of a U.S.-based corporation, to manufacture and supply products to the Company. These two contract manufacturers produce a majority of the Company’s products that it sells to its customers.

NOTE 10 — Commitments, Contingencies and Related Party Transactions

                    The Company leases real property and equipment under operating leases with terms expiring through April 2007. The leases require minimum rentals, exclusive of real property taxes, of approximately $49,000 in 2007, $14,000 for 2008 and $5,000 for 2009. Rent expense under operating leases was $194,000 for the year ended December 31, 2006, $87,000 for six months ended December 31, 2005, $203,000 for fiscal 2005 and $213,000 for fiscal 2004.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

                    The Company leases a facility under an operating lease that contains a provision that may require the Company to restore the facility to its original condition upon exiting the facility, which would primarily involve the removal of leasehold improvements. As of December 31, 2006, the Company has a liability of $106,000 included in accrued liabilities in the accompanying consolidated balance sheet. Expense associated with changes in value of this obligation was insignificant during 2006.

                      In August 2006, the Company’s Board of Directors elected Kenneth A. Paladino as the Company’s President and Chief Executive Officer and a director to replace Timothy J. Roach who retired and resigned as President, Chief Executive Officer, director and employee of the Company. In connection therewith, the Company entered into a Consulting Agreement with Mr. Roach which replaced the Third Amended and Restated Employment Agreement between Mr. Roach and the Company. Under the Consulting Agreement, among other things, Mr. Roach is to receive compensation for a one-year period at the rate of $300,000 per annum. The Company expensed this amount during the year ended December 31, 2006. In connection with the departure of another executive of the Company, effective August 31, 2006, the Company has provided severance-related benefits, including certain salary, benefit continuation and consulting compensation. The Company expensed approximately $110,000 in connection with this agreement during the year ended December 31, 2006. Severance-related obligations as of December 31, 2006 are approximately $247,000, and are expected to be settled in 2007.

                    On March 7, 2005 (fiscal 2005), the Company terminated its agreement with Timothy J. Roach, then President and Chief Executive Officer of the Company, to lease two houses near the Company’s Copiague, New York facility, at an aggregate annual rental of $31,000 plus expenses. The houses were used by the Chairman of the Board and other executives, directors and employees when visiting the Company’s New York facility.

                    From 1982 until June 25, 2004, the Company had leased equipment from PRC Leasing, Inc., a corporation owned by Alfred J. Roach, the then Chairman of the Board of Directors of the Company. Rent expense under the lease was $50,000 in fiscal 2004. On September 14, 2005, the Company agreed to store certain equipment, previously leased by the Company from PRC Leasing, Inc., until April 1, 2006 and received a release from Alfred J. Roach, who, at the time, ceased being Chairman of the Company’s Board of Directors but remained a director of the Company, for all claims, known or unknown, he might have against the Company, including any regarding the previously leased equipment. Concurrent with this agreement, the Company entered into a consulting agreement with Mr. Roach. The consulting agreement provides for Mr. Roach to consult with the Company’s executive officers and directors regarding the Company’s business and operations, focusing on the sale and marketing of the Company’s products. The four year agreement commenced on November 1, 2005 (when he ceased being an employee) and provides for an annual fee of $160,000 per year plus 5% commissions on the net sales generated as a result of his efforts related to products sold in specified foreign countries where the Company is currently not doing any business.

                    On September 14, 2005, the Company entered into a one year consulting agreement with Charles H. House, a director and non-executive Chairman of the Board of Directors of the Company. Mr. House assisted the Company in, among other things, the analysis, development and implementation of a comprehensive go-to-market business plan for certain products of the Company in exchange for 35,000 shares of the Company’s common stock. As the award became fully-vested and non-forfeitable upon completion of his consulting services, the Company recognized expense for these awards based upon the fair value of the vested portion of the award at each reporting date. The expense recognized for these awards was $55,000 for the year ended December 31, 2006 and $26,000 for the six month transition period ended December 31, 2005.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

                    From time to time, the Company is subject to legal proceedings or claims which arise in the ordinary course of business. While the outcome of such matters can not be predicted with certainty, the Company believes that such matters will not have a material adverse effect on its financial condition or liquidity.

NOTE 11 – Employee Benefits

                    The Company has two defined contribution plans, both of which qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. One plan covers substantially all U.S. employees and the other plan covers substantially all Puerto Rico employees who meet eligibility requirements. Both plans require the Company to match employees’ contributions up to specified limitations and subject to certain vesting schedules. On October 14, 2005, the Board of Directors of the Company approved an increase in the Company’s voluntary 401(k) matching contribution from 10% to 20% of each participating employee’s deferred contribution commencing January 1, 2006. The matching expense for the Company was $66,000 for the year ended December 31, 2006, $14,000 for six months transition period ended December 31, 2005, and $20,000 for both fiscal 2005 and fiscal 2004.

                    The Company is a party to agreements with four executive officers providing that, in the event the Company should terminate the officer’s employment (other than for cause), or if the officer voluntarily terminates his or her employment for good reason (as defined), the officer will be entitled to at least six months severance pay, the continuation of benefits and the acceleration of vesting of stock options. The Company does not provide its employees any post-retirement or post-employment benefits, except discretionary severance payments upon termination of employment.

NOTE 12 — Accrued Liabilities

                    Accrued liabilities consist of the following as of December 31, 2006 and December 31, 2005:

	December 31, 2006	December 31, 2005
Accrued payroll, bonus and vacation	$754,000	$733,000
Accrued legal and other professional fees	100,000	267,000
Other accrued expenses	1,060,000	511,000

	$1,914,000	$1,511,000

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 13 — Quarterly Financial Data (Unaudited)

                    The following table reflects the unaudited quarterly results of the Company for the year ended December 31, 2006, the six month transition period ended December 31, 2005, and the fiscal years ended June 24, 2005 and June 25, 2004:

Quarter Ended	Net sales	Gross profit	Operating income (loss)	Net income (loss)	Diluted net income per share(a)
March 31, 2006	$9,428,000	$3,187,000	$528,000	$343,000	$0.03
June 30, 2006	11,211,000	3,761,000	685,000	437,000	0.03
September 30, 2006	10,495,000	3,964,000	579,000	399,000	0.03
December 31, 2006	7,971,000	2,463,000	(37,000)	1,502,000	0.11

September 30, 2005	$11,033,000	$3,774,000	$1,536,000	$1,517,000	$0.12
December 31, 2005	8,888,000	3,045,000	38,000	4,459,000	0.34

September 24, 2004	$6,952,000	$2,135,000	$600,000	$597,000	$0.05
December 31, 2004	7,053,000	2,074,000	255,000	254,000	0.02
March 25, 2005	5,231,000	1,388,000	(344,000)	(53,000)	-
June 24, 2005	7,560,000	2,298,000	586,000	594,000	0.05

September 26, 2003	$9,211,000	$2,787,000	$915,000	$913,000	$0.08
December 26, 2003	7,001,000	2,069,000	309,000	320,000	0.02
March 26, 2004	6,038,000	1,935,000	218,000	217,000	0.02
June 25, 2004	6,235,000	1,817,000	140,000	113,000	0.01

______________
(a) The sum of the unaudited quarterly income per share amounts do not always equal the annual amount reported because the per share amounts are computed independently for each quarter and the year.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

                    As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s President and principal executive officer and the Company’s Vice President-Finance and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

                    In connection with the closing of our accounts and the preparation of our consolidated financial statements contained in this Report, we determined that we had insufficient staffing in our accounting department, which resulted in our auditor detecting certain errors in our consolidated financial statements, which have been corrected. To address this issue, among other things, (i) we recently hired one, and plan to supplement our accounting department with two additional, experienced accountants, (ii) we are planning to automate existing processes and controls upon our conversion to a new enterprise resource planning system, and (iii) we plan to evaluate and enhance, where necessary, our existing personnel, processes and controls in preparation for our upcoming required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. We believe that these actions will ensure our ability to timely detect and prevent material misstatements and omissions in connection with the preparation of our interim and annual consolidated financial statements in the future.

PART III

                    The information called for by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated herein by reference to such information which will be contained in the Company’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company’s 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Report of Independent Public Accounting Firm	31
	Consolidated Balance Sheets at December 31, 2006 and December 31, 2005	32
	Consolidated Statements of Income for the year ended December 31, 2006, the six months ended December 31, 2005, and each of the fiscal years in the two-year period ended June 24, 2005	33
	Consolidated Statements of Stockholders' Equity for the year ended December 31, 2006, the six months ended December 31, 2005 and each of the fiscal years in the two-year period ended June 24, 2005	34
	Consolidated Statements of Cash Flows for the year ended December 31, 2006, six months ended December 31, 2005, and each of the fiscal years in the two-year period ended June 24, 2005	35
	Notes to Consolidated Financial Statements	36

(a)(2)	Schedule II - Validation and Qualifying Accounts	S-1

(3)	Exhibits

Exhibit Number	Description

2(a)

Agreement, dated as of February 27, 2006, by and between The Community Programs Center of Long Island, Inc. and the Company. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) February 27, 2006 (File No. 1-8048).

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

3(b)	By-laws of the Company, as amended. Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 24, 2005 (File No. 1-8048).

4(a)

Rights Agreement dated as of May 15, 1998 between the Company and Harris Trust & Savings Bank formerly Harris Trust of Chicago). Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

4.1(b)(1)

Credit Agreement, dated as of December 15, 2006, between JPMorgan Chase Bank, N.A. and the Company. Incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

4.1(b)(2)

Line of Credit Note, dated December 15, 2006, from the Company to JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

4.1(b)(3)

Continuing Security Agreement, dated as of December 15, 2006, between JPMorgan Chase Bank, N.A. and the Company. Incorporated by reference to Exhibit 4.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

4.1(b)(4)

Continuing Guaranty, dated as of December 15, 2006, by TII Systems, Inc. in favor of JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

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

10(a)(2)(B)+

Non-Qualified Stock Option Contract, dated June 7, 2005, between the Company and Timothy J. Roach. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) June 7, 2005.

10(a)(2)(C)+

Form of Incentive Stock Option Contract, dated June 7, 2005, between the Company and separately with each of Kenneth A. Paladino, Nisar Chaudhry and Virginia M. Hall. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) June 7, 2005.

10(a)(2)(D)+

Forms of Option Contracts under 1995 Stock Option Plan. Incorporated by reference to Exhibit 10(a)(2)(E) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No 1-8048).

10(a)(3)(A)+	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No. 1-8048).

10(a)(3)(B)+

Form of Incentive Stock Option Contract, dated September 13, 2005 between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) September 13, 2005.

10(a)(3)(C)+

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

10(a)(5)+	2005 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No 1-8048).

10(a)(6)+

The Company’s Incentive Bonus Plan that was in effect for the six month transition period ended December 31, 2005. Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005 (File No 1-8048).

10(b)(1)+*	Letter Agreement, dated October 5, 2005, between the Company and Martin Pucher, regarding the terms of Mr. Pucher’s employment with the Company.

10(b)(2)+*	Letter Agreement, dated October 5, 2005, regarding the signing bonus payable to Martin Pucher.

10(c)+

Termination Severance Agreement, dated October 14, 2005, between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005(File No 1-8048).

10(d)+

Termination Severance Agreement, dated October 14, 2005, between the Company and Nisar A. Chaudhry. Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005 (File No 1-8048).

10(e)(1)+

Letter Agreement, dated October 18, 2006, between the Company and Jennifer E. Katsch. Incorporated by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 15, 2006 (File No. 1-8048).

10(e)(2)+

Termination Severance Agreement, dated December 15, 2006, between the Company and Jennifer E. Katsch. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

10(f)+*	Termination Severance Agreement, dated December 15, 2006, between the Company and Walter Fay.

10(g)(1)+

Resolution of the Board of Directors adopted on October 14, 2005 amending the cash compensation payable to non-employee directors. Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005 (File No 1-8048).

10(g)(2)+

Description of Arrangement to Permit Directors to Accept Shares of Common Stock of the Company in Lieu of Annual Directors’ Fees. Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No 1-8048).

10(h)(1)+

Second Amended and Restated Employment Agreement, dated as of May 17, 2005 between the Company and Timothy J. Roach. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) May 17, 2005 (File No. 1-8048).

10(h)(2)+

Third Amended and Restated Employment Agreement, dated April 18, 2006, between the Company and Timothy J. Roach. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) April 18, 2006 (File No. 1-8048).

10(h)(3)+

Consulting Agreement, dated as of August 11, 2006, between the Company and Timothy J. Roach. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) August 11, 2006 (File No. 1-8048).

10(i)+

Consulting Agreement, dated September 14, 2005, between the Company and Alfred J. Roach. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 13, 2005 (File No. 1-8048).

10(j)+

Consulting Agreement, dated September 14, 2005, between the Company and Charles H. House. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 13, 2005(File No. 1-8048).

10(k)

Lease Contract dated April 27, 1998 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

10(l)

Product Purchase Agreement, effective as of April 1, 2005, between the Company and Verizon Services Corp. (confidential treatment has been granted with respect to certain portions of this agreement). Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 1-8048).

14	Code of Ethics for Senior Financial Officers. Incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2004 (File No. 1-8048).

21*	Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (File No. 1-8048).

23*	Consent of KPMG LLP.

31(a)*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TII NETWORK TECHNOLOGIES, INC.

April 2, 2007	By: /s/ Kenneth A. Paladino Kenneth A. Paladino, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 2, 2007	/s/ Kenneth A. Paladino

Kenneth A. Paladino, President and
Chief Executive Officer (Principal
Executive Officer) and Director

April 2, 2007	/s/ Jennifer E. Katsch

Jennifer E. Katsch, Vice President-Finance (Principal
Financial Officer), Treasurer and Chief Financial Officer

April 2, 2007	/s/ C. Bruce Barksdale

C. Bruce Barksdale, Director

April 2, 2007	/s/ Mark T. Bradshaw

Mark T. Bradshaw, Director

April 2, 2007	/s/ Lawrence M. Fodrowski

Lawrence M. Fodrowski, Director

April 2, 2007	/s/ R.D. Garwood

R. D. Garwood, Director

April 2, 2007	/s/ James J. Grover, Jr.

James R. Grover, Jr., Director

April 2, 2007	/s/ Joseph C. Hogan

Joseph C. Hogan, Director

April 2, 2007	/s/ Charles H. House

Charles H. House, Director

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year	Beginning of Year	SAB 108 Adjustment *	Additions (Reductions)	Accounts Receivable Write-offs	Balance at End of Year
Year Ended December 31, 2006	$100,000	(59,000)	(11,000)	-	$30,000
Six Months Ended December 31, 2005	$100,000	-	-	-	$100,000
Fiscal Year Ended June 24, 2005	$100,000	-	-	-	$100,000
Fiscal Year Ended June 25, 2004	$100,000	-	-	-	$100,000

*	SAB 108 adjustment was recorded to state the allowance for doubtful accounts at an amount consistent with the Company’s reserve policy as of January 1, 2006. Reductions to the reserve during 2006 represent collections of amounts reserved. See Note 2 of the Notes to the Consolidated Financial Statements within the Form 10-K for the fiscal year ended December 31, 2006.

S-1

Exhibit Index

Exhibit Number	Description

2(a)

Agreement, dated as of February 27, 2006, by and between The Community Programs Center of Long Island, Inc. and the Company. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) February 27, 2006 (File No. 1-8048).

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

3(b)	By-laws of the Company, as amended. Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 24, 2005 (File No. 1-8048).

4(a)

Rights Agreement dated as of May 15, 1998 between the Company and Harris Trust & Savings Bank formerly Harris Trust of Chicago). Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

4.1(b)(1)

Credit Agreement, dated as of December 15, 2006, between JPMorgan Chase Bank, N.A. and the Company. Incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

4.1(b)(2)

Line of Credit Note, dated December 15, 2006, from the Company to JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

4.1(b)(3)

Continuing Security Agreement, dated as of December 15, 2006, between JPMorgan Chase Bank, N.A. and the Company. Incorporated by reference to Exhibit 4.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

4.1(b)(4)

Continuing Guaranty, dated as of December 15, 2006, by TII Systems, Inc. in favor of JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

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

10(a)(2)(B)+

Non-Qualified Stock Option Contract, dated June 7, 2005, between the Company and Timothy J. Roach. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) June 7, 2005.

10(a)(2)(C)+

Form of Incentive Stock Option Contract, dated June 7, 2005, between the Company and separately with each of Kenneth A. Paladino, Nisar Chaudhry and Virginia M. Hall. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) June 7, 2005.

10(a)(2)(D)+

Forms of Option Contracts under 1995 Stock Option Plan. Incorporated by reference to Exhibit 10(a)(2)(E) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No 1-8048).

10(a)(3)(A)+	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No. 1-8048).

10(a)(3)(B)+

Form of Incentive Stock Option Contract, dated September 13, 2005 between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) September 13, 2005.

10(a)(3)(C)+

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

10(a)(5)+	2005 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No 1-8048).

10(a)(6)+

The Company’s Incentive Bonus Plan that was in effect for the six month transition period ended December 31, 2005. Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005 (File No 1-8048).

10(b)(1)+*	Letter Agreement, dated October 5, 2005, between the Company and Martin Pucher, regarding the terms of Mr. Pucher’s employment with the Company.

10(b)(2)+*	Letter Agreement, dated October 5, 2005, regarding the signing bonus payable to Martin Pucher.

10(c)+

Termination Severance Agreement, dated October 14, 2005, between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005(File No 1-8048).

10(d)+

Termination Severance Agreement, dated October 14, 2005, between the Company and Nisar A. Chaudhry. Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005 (File No 1-8048).

10(e)(1)+

Letter Agreement, dated October 18, 2006, between the Company and Jennifer E. Katsch. Incorporated by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 15, 2006 (File No. 1-8048).

10(e)(2)+

Termination Severance Agreement, dated December 15, 2006, between the Company and Jennifer E. Katsch. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

10(f)+*	Termination Severance Agreement, dated December 15, 2006, between the Company and Walter Fay.

10(g)(1)+

Resolution of the Board of Directors adopted on October 14, 2005 amending the cash compensation payable to non-employee directors. Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005 (File No 1-8048).

10(g)(2)+

Description of Arrangement to Permit Directors to Accept Shares of Common Stock of the Company in Lieu of Annual Directors’ Fees. Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No 1-8048).

10(h)(1)+

Second Amended and Restated Employment Agreement, dated as of May 17, 2005 between the Company and Timothy J. Roach. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) May 17, 2005 (File No. 1-8048).

10(h)(2)+

Third Amended and Restated Employment Agreement, dated April 18, 2006, between the Company and Timothy J. Roach. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) April 18, 2006 (File No. 1-8048).

10(h)(3)+

Consulting Agreement, dated as of August 11, 2006, between the Company and Timothy J. Roach. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) August 11, 2006 (File No. 1-8048).

10(i)+

Consulting Agreement, dated September 14, 2005, between the Company and Alfred J. Roach. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 13, 2005 (File No. 1-8048).

10(j)+

Consulting Agreement, dated September 14, 2005, between the Company and Charles H. House. Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated (date of earliest event reported) September 13, 2005(File No. 1-8048).

10(k)

Lease Contract dated April 27, 1998 between the Company and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

10(l)

Product Purchase Agreement, effective as of April 1, 2005, between the Company and Verizon Services Corp. (confidential treatment has been granted with respect to certain portions of this agreement). Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 1-8048).

14	Code of Ethics for Senior Financial Officers. Incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2004 (File No. 1-8048).

21*	Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (File No. 1-8048).

23*	Consent of KPMG LLP.

31(a)*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

* Filed herewith.

+ Management contract or compensatory plan or arrangement.