Form 10-Q
period 2007-03-31
TII NETWORK TECHNOLOGIES, INC.
filed 2007-05-15
CIK 277928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

_________________

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 001-08048

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
Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer    Accelerated filer      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 14, 2007 was 12,641,769.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX

		PAGE
	PART I: FINANCIAL INFORMATION

Item 1	CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2007 (unaudited) and December 31, 2006	3

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2007 and 2006	4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Three Months Ended March 31, 2007	5

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2007 and 2006	6

	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7

Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	12

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

Item 4	CONTROLS AND PROCEDURES	18

	PART II: OTHER INFORMATION

Item 6	EXHIBITS	19

	SIGNATURES	20

	EXHIBIT INDEX	21

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,059	$5,362
Accounts receivable, net of doubtful accounts of $60 at	4,052	3,068
March 31, 2007 and $30 at December 31, 2006
Inventories	8,143	8,364
Deferred tax assets	1,256	1,251
Other current assets	271	277

Total current assets	17,781	18,322

Property, plant and equipment, net	8,314	7,119
Deferred tax assets, net	3,990	3,899
Other assets, net	116	125

Total assets	$30,201	$29,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,710	$718
Accrued liabilities	1,450	1,914

Total current liabilities	3,160	2,632

Total liabilities	3,160	2,632

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share; 1,000,000
shares authorized, including 30,000 shares of series D
junior participating; no shares outstanding	-	-
Common stock, par value $.01 per share; 30,000,000
shares authorized; 12,619,406 shares issued and
12,601,769 shares outstanding as of March 31, 2007
and 12,550,306 shares issued and 12,532,669 shares
outstanding as of December 31, 2006	126	126
Additional paid-in capital	39,511	39,146
Accumulated deficit	(12,315)	(12,158)

	27,322	27,114
Less: Treasury shares, at cost, 17,637 common shares at
March 31, 2007 and December 31, 2006	(281)	(281)

Total stockholders' equity	27,041	26,833

Total liabilities and stockholders' equity	$30,201	$29,465

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Net sales	$8,427	$9,428

Cost of sales	5,635	6,241

Gross profit	2,792	3,187

Operating expenses:
Selling, general and administrative	2,568	2,215
Research and development	513	444

Total operating expenses	3,081	2,659

Operating (loss) earnings	(289)	528

Interest expense	-	-
Interest income	47	44
Other expense	(1)	(1)

(Loss) earnings before income taxes	(243)	571

Income tax (benefit) provision	(86)	228

Net (loss) earnings	$(157)	$343

Net earnings per common share:

Basic	$(0.01)	$0.03

Diluted	$(0.01)	$0.03

Weighted average common shares outstanding:

Basic	12,585	12,345
Diluted	12,585	13,363

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIESCONDENSED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance December 31, 2006	12,532,669	$126	$39,146	$(12,158)	$(281)	$26,833
Exercises of stock options	69,100	-	103	-	-	103
Share-based compensation		-	262	-	-	262
Net loss for the three
months ended March 31, 2007		-	-	(157)	-	(157)

Balance March 31, 2007	12,601,769	$126	$39,511	$(12,315)	$(281)	$27,041

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash Flows from Operating Activities:

Net (loss) earnings	$(157)	$343

Adjustments to reconcile net (loss) earnings to net
cash provided by operating activities:
Depreciation and amortization	313	367
Share-based compensation	262	146
Deferred income taxes	(100)	205
Changes in operating assets and liabilities:
Accounts receivable	(984)	(235)
Inventories	221	948
Other assets	6	152
Accounts payable and accrued liabilities	528	(289)

Net cash provided by operating activities	89	1,637

Cash Flows from Investing Activities:
Capital expenditures	(1,495)	(674)

Net cash used in investing activities	(1,495)	(674)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	103	18

Net cash provided by financing activities	103	18

Net (decrease) increase in cash and cash equivalents	(1,303)	981

Cash and cash equivalents, at beginning of period	5,362	5,326

Cash and cash equivalents, at end of period	$4,059	$6,307

Non-cash investing and financing activities:
Cash paid during the period for interest	$-	$-

Cash paid during the period for income taxes	$29	$48

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation: The unaudited interim condensed consolidated financial statements presented herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Results of operations for the three month period are not necessarily indicative of results of operations for future interim periods or for the full fiscal year ended December 31, 2007.

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

Income Taxes: Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and also requires increased disclosures. When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest, which is classified as tax expense in the consolidated statement of operations, in the first period that interest begins to accrue according to relevant provisions of the tax law. The amount of interest to be recognized is computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with this interpretation and the amount previously taken or expected to be taken on a tax return. The adoption of FIN 48 did not result in any adjustment to the recognized benefits from the Company’s uncertain tax positions. See Note 8, “Income Taxes” for additional information.

Recently Issued Accounting Standards Not Yet Adopted: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  SFAS 157 becomes effective for the Company in the calendar year ending December 31, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157 on its consolidated financial statements.

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

Note 2 – Comprehensive income (loss): The Company does not have any items of comprehensive income. Accordingly, for all periods presented, comprehensive income (loss) equaled net income (loss).

Note 3 – Share–Based Payment Compensation: Total share-based payment compensation is attributable to the granting of stock options and restricted stock, and vesting of these options and restricted shares over the remaining requisite service period. Compensation expense attributable to share based compensation in the three months ended March 31, 2007 and 2006 was $262,000 and $146,000, respectively.

Note 4 — Net earnings per common share: Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders (which, for the Company, equals its net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Due to the net loss for the three months ended March 31, 2007, potentially dilutive common stock equivalents included 4,484,774 stock options and shares of restricted stock outstanding. Options to purchase an aggregate of approximately 495,000 shares of common stock outstanding as of March 31, 2006 are not included in the computation of diluted earnings per share for the applicable three month period because their inclusion would have been anti-dilutive.

The following table sets forth the amounts used in the computation of basic and diluted net earnings per share:

	Three Months Ended
	March 31, 2007	March 31, 2006
Numerator for dilution calculation:

Net (loss) earnings	$(157,000)	$343,000

Denominator for dilution calculation:
Weighted average common shares outstanding	12,585,000	12,345,000
Effect of dilutive stock options and restricted shares	-	1,018,000

Denominator for diluted calculation	12,585,000	13,363,000

Note 5 — Inventories:
The following table represents the cost basis of each major class of inventory as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Raw materials and subassemblies	$1,674,000	$1,354,000
Work in process	252,000	275,000
Finished goods	6,217,000	6,735,000

	$8,143,000	$8,364,000

Note 6 – Property, Plant, and Equipment:
Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset. The following table represents the amounts of each major class of property, plant and equipment as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Construction in progress	$4,692,000	$3,467,000
Machinery and equipment	9,217,000	8,944,000
Leasehold improvements	5,000	5,000
Office fixtures, equipment and other	268,000	268,000

	14,182,000	12,684,000
Less: accumulated depreciation and amortization	(5,868,000)	(5,565,000)

	$8,314,000	$7,119,000

On June 27, 2006, the Company purchased land and a building located in Edgewood, New York for a purchase price of $2.8 million. During the three months ended March 31, 2007, the Company expended $1.2 million on improvements to the building. Since the building and related improvements have not been placed into service, these assets are included in construction in progress as of March 31, 2007, and are not being depreciated.

For the three months ended March 31, 2007, the Company capitalized $33,000 of costs incurred toward implementation of a new enterprise resource planning computer software application. Costs relating to this implementation are included in construction in progress, and are not being depreciated.

Depreciation and amortization of plant and equipment was $304,000 and $358,000 for the three months ended March 31, 2007 and March 31, 2006, respectively.

Note 7 – Credit Facility: The Company has a credit facility that enables it to have up to $5 million in the aggregate at any time outstanding, limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable plus 30% of inventory, subject to certain reserves. At March 31, 2007, the Company’s borrowing base is approximately $4.4 million. Outstanding borrowings under the credit facility mature on December 31, 2008. As of March 31, 2007, the Company had no borrowings outstanding under the credit facility.

Outstanding loans under the credit facility bear interest at the Company’s option at either (a) the greater of (i) the Bank’s prime rate less 1.25% per annum or (ii) 1.00% per annum, or (b) under a formula based on LIBOR. The Company also pays a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

The Company’s obligations under the credit facility are collateralized by all of the Company’s accounts receivable and inventory. The Company’s obligations under the credit facility are also guaranteed by one of the Company’s subsidiaries.

The credit facility contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the Bank’s consent. These include, among other things, covenants that prohibit the payment of dividends and limit the Company’s ability to (a) repurchase stock, (b) incur or guarantee indebtedness, (c) create liens, (d) purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, (e) create or acquire any subsidiary, or (f) substantially change its business. The credit facility requires the Company to maintain, as of the end of each fiscal quarter, (a) tangible net worth and subordinated debt of at least $22.0 million, (b) a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and (c) a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with such fiscal quarter of not greater than 2.5 to 1.0. As of March 31, 2007, the Company was in compliance with all covenants in the credit facility.

Note 8 – Income Taxes: For the three months ended March 31, 2007 and 2006, the Company’s income tax (benefit) provision consists of U.S. taxes in amounts necessary to align its year-to-date tax provision with the effective tax rate the Company expects to achieve for the full year, including U.S. federal alternative minimum taxes and state minimum taxes that are expected to be incurred. That rate differs from the U.S. statutory rate primarily as a result of limitations on the Company’s ability to utilize net operating losses under the alternative minimum tax system and the non-deductibility of certain share-based compensation expense for income tax purposes that has been recognized for financial statement purposes. For the three months ended March 31, 2007, the Company’s income tax provision also includes discrete items for (i) $22,000 related to state income taxes incurred in periods prior to 2007 based upon the Company’s evaluation of information obtained in 2007, and (ii) $2,695 related to tax benefits from disqualifying dispositions of stock options.

As of December 31, 2006, the Company reported net deferred tax assets of $5.2 million (consisting of gross deferred tax assets of $12.0 million, a corresponding valuation allowance of $6.3 million and gross deferred tax liabilities of $596,000). As of January 1, 2007, the Company reduced the recorded amount of its gross deferred tax assets and corresponding valuation allowance (resulting in no change to its net deferred tax assets) by $255,000, primarily due to the Company’s updated assessments concerning the sustainability of certain tax credits.

At March 31, 2007 and December 31, 2006, the Company maintained a valuation allowance against the portion of its deferred tax assets that were not considered to be more-likely-than-not recoverable. In the event that evidence becomes available in the future to indicate that the valuation of the Company’s deferred tax assets should be adjusted (e.g., significant changes in the Company’s projections for future taxable income), the Company’s estimate of the recoverability of deferred taxes may change, resulting in an associated adjustment to earnings in that period.

There are no unrecognized tax benefits related to uncertain tax positions as of January 1, 2007. Total accrued interest as of January 1, 2007, was $2,800. The Company does not expect that its unrecognized tax benefits will significantly change within the next twelve months. The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. There have not been any past tax examinations nor are there any current tax examinations in progress. Accordingly, as of January 1, 2007, the Company remains subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

Note 9- Significant Customers:   The following customers accounted for 10% or more of the Company’s consolidated net sales during at least one of the periods presented below:

	Three Months Ended
	March 31, 2007	March 31, 2006
Verizon Corporation	37%	49%
Tyco Electronics Corporation	*	10%
Power & Tel Supply Co., Inc.	18%	*

* Under 10%

As of March 31, 2007, three customers accounted for 23%, 17%, and 10% of accounts receivable, and as of December 31, 2006, three customers accounted for approximately 39%, 16% and 11% of accounts receivable.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the forgoing Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report.

Business

TII Network Technologies, Inc. and subsidiaries (together, the "Company" or "TII"), design, manufacture and market network gateways, overvoltage surge protection and connectivity solutions for the communications industry.

Overview

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

Results of Operations

The following table sets forth certain statement of operations information as a percentage of net sales for the periods indicated:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net sales	100.0%	100.0%
Cost of sales	66.9	66.2

Gross profit	33.1	33.8

Operating expenses:
Selling, general and administrative	30.5	23.5
Research and development	6.1	4.7

Total operating expenses	36.6	28.2

Operating earnings (loss)	-3.4	5.6
Interest income	0.6	0.5
Earnings (loss) before income taxes	-2.9	6.1
(Benefit) provision for income taxes	-1.0	2.4

Net (loss) earnings	-1.9	3.7

Net sales for the first quarter of 2007 were $8.4 million compared to $9.4 million for the comparable prior year period, a decrease of approximately $1 million or 10.6%. The decrease in the 2007 period as compared to the same period in 2006 was primarily due to the fact that sales in the first quarter of 2006 were favorably impacted by a mild winter season during late 2005 and early 2006. This decrease was offset, in part, by an increase in sales of VoIP related products for the Multi-System Operator (“MSO”) marketplace.

Gross profit for the first quarter of 2007 was $2.8 million compared to $3.2 million for the comparable prior year period, a decrease of approximately $400,000 or 12.4%, while gross profit margin decreased to 33.1% from 33.8%. The decrease in gross profit was primarily due to the lower sales levels and gross profit margins. The decrease in gross profit margin was due to the lower sales levels in conjunction with the Company’s primarily fixed overhead cost structure.

Selling, general and administrative expenses for the first quarter of 2007 were $2.6 million compared to $2.2 million for the comparable prior year quarter, an increase of approximately $400,000 or 15.9%. This increase was primarily due to (i) an increase of approximately $192,000 in professional and consulting fees related to the implementation of a new enterprise resource planning computer software system, tax consulting services and higher audit fees, (ii) an increase of approximately $106,000 in share-based compensation expense as a result of stock option grants during 2006 and (iii) an increase of approximately $20,000 in salary and employee benefit expenses as a result of additional personnel hired in mid to late 2006.

Research and development expenses for the first quarter of 2007 were $513,000 compared to $444,000 for the comparable prior year period, an increase of approximately $69,000 or 15.5%. This higher level of expenditure reflects the Company’s increased efforts to develop products for the growth segments of the Telco and MSO markets.

Interest income for the first quarter of 2007 was $47,000 compared to $44,000 for the comparable prior year period, an increase of approximately $3,000 or 6.8%. The increase was due to higher average cash and cash equivalent balances held by the Company.

For the three months ended March 31, 2007 and 2006, the Company’s income tax (benefit) provision consists of U.S. taxes in amounts necessary to align its year-to-date tax provision with the effective tax rate the Company expects to achieve for the full year, including U.S. federal alternative minimum taxes and state minimum taxes that are expected to be incurred. That rate differs from the U.S. statutory rate primarily as a result of limitations on the Company’s ability to utilize net operating losses under the alternative minimum tax system and the non-deductibility of certain share-based compensation expense for income tax purposes that has been recognized for financial statement purposes. For the three months ended March 31, 2007, the Company’s income tax provision also includes discrete items for (i) $22,000 related to state income taxes incurred in periods prior to 2007 based upon the Company’s evaluation of information obtained in 2007, and (ii) $2,695 related to tax benefits from disqualifying dispositions of stock options.

Net loss for the first quarter of 2007 was $157,000 or $0.01 per share, compared to net earnings of $343,000 or $0.03 per diluted share, in the year ago quarter.

Impact of Inflation

The Company does not believe its business is affected by inflation to a greater extent than the general economy. The Company’s products contain a significant amount of plastic that is petroleum based. The Company imports most of its products from contract manufacturers, principally in Malaysia and China, and fuel costs are, therefore, a significant component of transportation costs to obtain delivery of products. Accordingly, continuation of the trend of increased petroleum prices could have an adverse effect on the cost of the Company’s products and profit the Company realizes. Increased labor costs in the countries in which the Company’s contract manufacturers produce products for the Company and a continuing increase in the cost of precious metals could also increase the cost of products to the Company. The Company monitors the impact of inflation and attempts to adjust prices where market conditions permit, except that the Company may not increase prices under its general supply agreement with Verizon Services Corp. Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Liquidity and Capital Resources

As of March 31, 2007, the Company had $14.6 million of working capital, which included $4.1 million of cash and cash equivalents, and its current ratio was 5.6 to 1. During the three months ended March 31, 2007, the Company’s cash flows from operations provided $89,000, primarily from continued cash profitability before non-cash expenses for depreciation and amortization, and share-based compensation, which was partially offset by a $1 million increase in accounts receivable. Investing activities used cash of $1.5 million for capital expenditures, primarily for the improvements of a new facility which will be used to consolidate the Company’s New York operations.

The Company believes that existing cash, coupled with internally generated funds and the available line of credit will be sufficient for its working capital requirements and capital expenditure needs for the foreseeable future.

The Company has a credit facility that enables it to have up to $5 million in the aggregate at any time outstanding, limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable plus 30% of inventory, subject to certain reserves. At March 31, 2007, the Company’s borrowing base is approximately $4.4 million. Outstanding borrowings under the credit facility mature on December 31, 2008. As of March 31, 2007, the Company had no borrowings outstanding under the credit facility.

Outstanding loans under the credit facility bear interest at the Company’s option at either (a) the greater of (i) the Bank’s prime rate less 1.25% per annum or (ii) 1.00% per annum, or (b) under a formula based on LIBOR. The Company also pays a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

The Company’s obligations under the credit facility are collateralized by all of the Company’s accounts receivable and inventory. The Company’s obligations under the credit facility are also guaranteed by one of the Company’s subsidiaries.

The credit facility contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the Bank’s consent. These include, among other things, covenants that prohibit the payment of dividends and limit the Company’s ability to (a) repurchase stock, (b) incur or guarantee indebtedness, (c) create liens, (d) purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, (e) create or acquire any subsidiary, or (f) substantially change its business. The credit facility requires the Company to maintain, as of the end of each fiscal quarter, (a) tangible net worth and subordinated debt of at least $22.0 million, (b) a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and (c) a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with such fiscal quarter of not greater than 2.5 to 1.0. As of March 31, 2007, the Company was in compliance with all covenants in the credit facility.

Contractual Obligations and Commercial Commitments

The following table sets forth a schedule of payments required under the Company’s contractual obligations and includes the maximum potential payments that may be required under the Company’s other commercial commitments:

		Due by Period
Contractual Obligations:	Total	Within 1 Year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$48,000	$7,000	$41,000	$-	$-
Severance obligations	$131,000	$131,000	$-	$-	$-
Other current liabilities	$109,000	$109,000	$-	$-	$-

Total contractual cash
obligations	$288,000	$247,000	$41,000	$-	$-

On June 27, 2006, the Company purchased, pursuant to an agreement dated February 27, 2006, from an unaffiliated third party an approximately 20,000 square foot building located in Edgewood, New York for a purchase price of $2.8 million. The Company intends to consolidate its two existing leased New York facilities into this new building (and terminate the leases for those facilities) in mid 2007, and is assessing the potential of consolidating its Puerto Rico operations into this same facility in the future. The Company’s Board of Directors has approved the expenditure of up to $2.5 million to expand and improve this new facility. Through March 31, 2007, approximately $1.7 million had been expended toward these improvements. The Company funded the purchase of the facility, and intends to fund remaining improvements with its existing cash.

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

Consistent with the provisions of SFAS No. 109, the Company regularly estimates its ability to recover deferred tax assets, and reports such assets at the amount that is determined to be “more-likely-than-not” recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. In the event that evidence becomes available in the future to indicate that the valuation of the Company’s deferred tax assets should be adjusted (e.g. significant changes in the Company’s projections for future taxable income), the Company’s estimate of the recoverability of deferred taxes may change, resulting in an associated adjustment to earnings in that period.

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

Recently Issued Accounting Pronouncements, Not Yet Adopted

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

Forward-Looking Statements

Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of several factors, including, but not limited to, those factors discussed under the caption “Risk Factors” and elsewhere in this document. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report. These factors include, but are not limited to:

•	exposure to increases in the cost of the Company’s products, including increases in the cost of the Company’s petroleum-based plastic products and precious metals;
•	dependence for products and product components from Pacific Rim contract manufacturers, including on-time delivery that could be interrupted as a result of third party labor disputes, political factors or shipping disruptions, quality control and exposure to changes in costs and changes in the valuation of the Chinese Yuan;
•	dependence on, and ability to retain, the Company’s “as-ordered” general supply agreements with its largest customer and ability to win new contracts;
•	continued dependence on the traditional copper-based telephone operating company (“Telco”) market which has been declining over the last several years due principally to the impact of alternate technologies;
•	the level of inventories maintained by the Company's customers;

•	the ability to market and sell products to new markets beyond its principal copper-based Telco market;
•	the ability to timely develop products and adapt the Company's existing products to address technological changes, including changes in its principal market;
•	weather and similar conditions, particularly the effect of hurricanes or typhoons on the Company’s manufacturing, assembly and warehouse facilities in Puerto Rico and the Pacific Rim;
•	competition in the Company’s traditional Telco market and new markets the Company is seeking to penetrate;
•	potential changes in customers’ spending and purchasing policies and practices;
•	general economic and business conditions, especially as they pertain to the Telco industry;
•	dependence on third parties for certain product development;
•	risks inherent in new product development and sales, such as start-up delays and uncertainty of customer acceptance;
•	the ability to attract and retain technologically qualified personnel; and
•	the availability of financing on satisfactory terms.

The Company undertakes no obligation to update any forward-looking statement to reflect events after the date of this Report.

Item 3    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, including changes in interest rates. The interest payable under the Company’s credit facility, under which there were no borrowings outstanding at March 31, 2007, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to the consolidated operating results of the Company.

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

Item 4     Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s President and principal executive officer and the Company’s Vice President-Finance and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

In connection with the closing of our accounts and the preparation of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006, we determined that we had insufficient staffing in our accounting department, which resulted in our auditor detecting certain errors in our consolidated financial statements, which have been corrected. To address this issue, among other things, (i) we are in the process of supplementing our accounting department with two additional, experienced accountants, (ii) we are in the process of automating existing processes and controls in connection with our conversion to a new enterprise resource planning system, and (iii) we are in the process of evaluating and enhancing, where necessary, our existing personnel, processes and controls in preparation for our upcoming required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. We believe that these actions will ensure our ability to timely detect and prevent material misstatements and omissions in connection with the preparation of our interim and annual consolidated financial statements in the future.

PART II.   OTHER INFORMATION

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

TII NETWORK TECHNOLOGIES, INC.

Date: May 15, 2007	By:	/s/ Jennifer E. Katsch

Jennifer E. Katsch
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