Form 10-Q
period 2007-06-30
TII NETWORK TECHNOLOGIES, INC.
filed 2007-08-14
CIK 277928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

_________________

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 001-08048

TII NETWORK TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

State of incorporation: Delaware	IRS Employer Identification No: 66-0328885

141 Rodeo Drive, Edgewood, New York 11717
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
Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 10, 2007 was 13,127,554.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2007 (unaudited)	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$839	$5,362
Accounts receivable, net of allowance for doubtful accounts of
$87 at June 30, 2007 and $30 December 31, 2006	9,076	3,068
Inventories	7,102	8,364
Deferred tax assets, net	606	1,251
Other current assets	449	277

Total current assets	18,072	18,322

Property, plant and equipment, net	9,322	7,119
Deferred tax assets, net	4,390	3,899
Other assets, net	105	125

TOTAL ASSETS	$31,889	$29,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,152	$718
Accrued liabilities	1,891	1,914

Total current liabilities	4,043	2,632

Total liabilities	4,043	2,632

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized;
including 30,000 shares of series D junior participating; no shares outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized;
13,003,191 shares issued and 12,985,554 shares outstanding as of
June 30, 2007, and 12,550,306 shares issued and 12,532,669 shares
outstanding as of December 31, 2006	130	126
Additional paid-in capital	40,143	39,146
Accumulated deficit	(12,146)	(12,158)

	28,127	27,114
Less: Treasury shares, at cost, 17,637 common shares
at June 30, 2007 and December 31, 2006	(281)	(281)

Total stockholders' equity	27,846	26,833

Total liabilities and stockholders' equity	$31,889	$29,465

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales	$ 13,731	$ 11,211	$ 22,158	$ 20,638

Cost of sales	10,184	7,450	15,819	13,690

Gross profit	3,547	3,761	6,339	6,948

Operating expenses:
Selling, general and administrative	2,647	2,541	5,215	4,756
Research and development	498	535	1,011	979

Total operating expenses	3,145	3,076	6,226	5,735

Operating income	402	685	113	1,213

Interest expense	(6)	(3)	(6)	(3)
Interest income	38	62	85	106
Other income	2	3	1	2

Income before income taxes	436	747	193	1,318

Income tax provision	267	310	181	538

Net income	$ 169	$ 437	$ 12	$ 780

Net income per common share:

Basic	$ 0.01	$ 0.04	$ 0.00	$ 0.06

Diluted	$ 0.01	$ 0.03	$ 0.00	$ 0.06

Weighted average common shares outstanding:
Basic	12,726	12,377	12,669	12,361
Diluted	14,616	13,408	14,606	13,386

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance December 31, 2006	12,532,669	$126	$39,146	$(12,158)	$(281)	$26,833
Exercises of stock options	397,100	4	470	-	-	474
Share-based compensation	-	-	492	-	-	492
Restricted shares issued	55,785	-	30	-	-	30
Stock option excess tax
benefit	-	-	5	-	-	5
Net income for the six
months ended June 30, 2007	-	-	-	12	-	12

Balance June 30, 2007	12,985,554	$130	$40,143	$(12,146)	$(281)	$27,846

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash Flows from Operating Activities:

Net income	$12	$780

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	733	657
Share-based compensation	522	339
Loss on disposal of assets	22	-
Deferred income taxes	150	483
Excess tax benefits from stock option exercises	(5)	-
Changes in operating assets and liabilities:
Accounts receivable	(6,008)	(1,011)
Inventories	1,262	1,992
Prepaid and other assets	(168)	(92)
Accounts payable and accrued liabilities	1,416	639

Net cash (used in) provided by operating activities	(2,064)	3,787

Cash Flows from Investing Activities:
Capital expenditures	(2,938)	(3,477)

Net cash used in investing activities	(2,938)	(3,477)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	474	52
Excess tax benefits from stock option exercises	5	-

Net cash provided by financing activities	479	52

Net (decrease) increase in cash and cash equivalents	(4,523)	362

Cash and cash equivalents, at beginning of period	5,362	5,326

Cash and cash equivalents, at end of period	$839	$5,688

Non-cash investing and financing activities:
Cash paid during the period for interest	$6	$3

Cash paid during the period for income taxes	$73	$72

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

Results of operations for the interim periods are not necessarily indicative of results of operations for future interim periods or for the full fiscal year ending December 31, 2007.

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

Recently Issued Accounting Standards Not Yet Adopted: In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS 157 becomes effective for the Company in the calendar year ending December 31, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157 on its consolidated financial statements.

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

Note 3 – Share–Based Payment Compensation: Share-based payment compensation is attributable to the granting of stock options and restricted stock, and vesting of these options and restricted shares over the remaining requisite service period. Compensation expense attributable to share-based compensation in the three and six months ended June 30, 2007 was $260,000 and $522,000, respectively. Compensation expense attributable to share-based compensation in the three and six months ended June 30, 2006 was $193,000 and $339,000, respectively.

Note 4 — Net income per common share: Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders (which, for the Company, equals its net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. During both the three and six months ended June 30, 2007, outstanding options to purchase an aggregate of approximately 1,214,000 shares of common stock were excluded from the computation of diluted earnings per share for the applicable periods because their inclusion would have been anti-dilutive. During the three and six months ended June 30, 2006, oustanding options to purchase an aggregate of approximately 572,500 and 495,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share for the applicable periods because their inclusion would have been anti-dilutive.

The following table sets forth the amounts used in the computation of basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands)		(in thousands)
Numerator for dilution calculation:

Net income	$169	$437	$12	$780

Denominator for dilution calculation:
Weighted average common shares outstanding	12,726	12,377	12,669	12,361
Effect of dilutive stock options and restricted
shares	1,890	1,031	1,937	1,025

Denominator for diluted calculation	14,616	13,408	14,606	13,386

Note 5 — Inventories:

The following table represents the cost basis of each major class of inventory as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Raw materials and subassemblies	$2,232,000	$1,354,000
Work in process	303,000	275,000
Finished goods	4,567,000	6,735,000

	$7,102,000	$8,364,000

Note 6 – Property, Plant, and Equipment:

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset. The following table represents the amounts of each major class of property, plant and equipment as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Land	$1,244,000	$-
Building and building improvements	3,802,000	-
Construction in progress	259,000	3,467,000
Machinery and equipment	9,448,000	8,944,000
Leasehold improvements	5,000	5,000
Office furniture, fixtures, equipment and other	741,000	268,000

	15,499,000	12,684,000
Less: accumulated depreciation and amortization	(6,177,000)	(5,565,000)

	$9,322,000	$7,119,000

On June 27, 2006, the Company purchased land and a building located in Edgewood, New York for a purchase price of $2.8 million. In June 2007, the Company moved into this new facility and as a result placed these assets into service and removed all related amounts from construction in progress. These assets, including assets recorded during the six months ended June 30, 2007, were classified as follows: Land $1,244,000, Building $1,556,000, Building Improvements $2,246,000, and Furniture and Equipment $506,000.

In connection with the Company’s move to its new facility in Edgewood, New York, the Company disposed of assets from its old facility and recorded a loss of $22,000, which is included in depreciation and amortization in selling, general and administrative expenses for the three and six months ended June 30, 2007.

During the three and six months ended June 30, 2007, the Company capitalized $60,000 and $93,000, respectively, of costs related to the implementation of a new enterprise resource planning computer software application. These costs are included in construction in progress at June 30, 2007, and are not yet being depreciated.

Depreciation and amortization of plant and equipment was $432,000 and $736,000 for the three and six months ended June 30, 2007, respectively, and $281,000 and $639,000 for the three and six months ended June 30, 2006, respectively.

During the three and six months ended June 30, 2007, the Company recorded accelerated deprecation of $85,000 related to assets currently in use at its Puerto Rico facility that will be disposed of after the close of this facility. See Note 10 for additional information.

Note 7 – Credit Facility: The Company has a credit facility that enables it to have up to $5 million in the aggregate at any time outstanding, limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable plus 30% of inventory, subject to certain reserves. At June 30, 2007, the Company’s borrowing base was $5 million. Outstanding borrowings under the credit facility mature on December 31, 2008. As of June 30, 2007, the Company had no borrowings outstanding under the credit facility.

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

The credit facility contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the Bank’s consent. These include, among other things, covenants that prohibit the payment of dividends and limit the Company’s ability to (a) repurchase stock, (b) incur or guarantee indebtedness, (c) create liens, (d) purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, (e) create or acquire any subsidiary, or (f) substantially change its business. The credit facility requires the Company to maintain, as of the end of each fiscal quarter, (a) tangible net worth and subordinated debt of at least $22.0 million, (b) a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and (c) a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with such fiscal quarter of not greater than 2.5 to 1.0. As of June 30, 2007, the Company was in compliance with all covenants in the credit facility.

Note 8 – Income Taxes: For the three and six months ended June 30, 2007 and 2006, the Company’s income tax provision consisted of U.S. taxes in amounts necessary to align its year-to-date tax provision with the effective tax rate the Company expects to achieve for the full year, including U.S. federal alternative minimum taxes and state minimum taxes that are expected to be incurred. That rate differs from the U.S. statutory rate primarily as a result of limitations on the Company’s ability to utilize net operating losses under the alternative minimum tax system and the non-deductibility of certain share-based compensation expense for income tax purposes that has been recognized for financial statement purposes. For the three months ended June 30, 2007, the Company’s income tax provision also includes a discrete item for $69,200 of tax expense related to a change in deferred taxes resulting from a change in New York State tax law enacted in April 2007. In addition to this change in deferred taxes, the provision for the six months ended June 30, 2007 also includes discrete items for (i) $22,000 of tax expense related to state income taxes incurred in periods prior to 2007 based upon the Company’s evaluation of information obtained in 2007, and (ii) $2,695 of tax benefit related to disqualifying dispositions of incentive stock options.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes”, and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and also requires increased disclosures.

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

As of December 31, 2006, the Company reported net deferred tax assets of $5.1 million (consisting of gross deferred tax assets of $12.0 million, a corresponding valuation allowance of $6.3 million and gross deferred tax liabilities of $596,000). As of January 1, 2007, the Company reduced the recorded amount of its gross deferred tax assets and corresponding valuation allowance by $255,000 (resulting in no change to its net deferred tax assets), primarily due to the Company’s updated assessments concerning the sustainability of certain tax credits.

At June 30, 2007 and December 31, 2006, the Company maintained a valuation allowance against the portion of its deferred tax assets that were not considered to be more-likely-than-not recoverable. In the event that evidence becomes available in the future to indicate that the valuation of the Company’s deferred tax assets should be adjusted (e.g., significant changes in the Company’s projections for future taxable income), the Company’s estimate of the recoverability of deferred taxes may change, resulting in an associated adjustment to earnings in that period.

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

Note 9- Significant Customers: The following customers accounted for 10% or more of the Company’s consolidated net sales during at least one of the periods presented below:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Verizon Corporation	32%	43%	34%	46%
DirecTV	34%	*	21%	*
Tyco Electronics Corporation	*	11%	*	11%
Power & Tel Supply Co., Inc.	*	*	12%	*

___________________
     * Amounts are less than 10%

As of June 30, 2007, two customers accounted for 53%, and 22% of accounts receivable, and as of December 31, 2006, three customers accounted for approximately 39%, 16% and 11% of accounts receivable.

Note 10 – Puerto Rico Facility Closing: On June 7, 2007, the Company’s Board of Directors approved a plan to consolidate the operations of the Company’s Puerto Rico leased facility into the Company’s new headquarters in Edgewood, New York, resulting in the closure of the Puerto Rico facility. The Company anticipates that this plan will be completed before the end of this year, and that the total costs incurred related to this plan will be approximately $1.1 million.

In accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), a severance charge of $461,000 was recorded in “Cost of sales” in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2007, none of which was paid prior to June 30, 2007. The Company does not expect to incur any additional severance costs as a result of this plan.

In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), as a result of the decision to close the Puerto Rico facility, the Company revised the useful life estimates for certain fixed assets currently in use at this facility that will no longer be used after the facility is closed. This resulted in the Company recording accelerated depreciation of $85,000 in “Cost of sales” in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2007. Accelerated depreciation of approximately $170,000 will be recorded during the three months ended September 30, 2007.

Upon adoption of the provisions of FASB Interpretation No. 47, “Accounting for Asset Retirement Obligations” (“FIN 47”), in 2005, the Company recorded an asset retirement obligation for the estimated cost to restore the leased facility in Puerto Rico to its original condition at the end of the lease. The related liability was $109,000 at June 30, 2007. There were no changes to the estimated fair value of this obligation for the three and six months ended June 30, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the foregoing Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report.

Business

TII Network Technologies, Inc. and subsidiaries (together, the “Company” or “TII”), design, manufacture and market advanced network technology solutions for the telecommunications industry. Products include: IPTV distribution, VoIP, network interface devices (“NIDs”), overvoltage surge protection products and residential gateway systems that give service providers the technology to deliver their services more efficiently.

Overview

TII has historically been regarded as a leading overvoltage surge protection technology company in the Telco industry, focusing primarily on the protection of the traditional copper based transmission lines and related products. In recent years, the Telco industry has experienced a decline in the number of copper land lines due principally to the competitive impact of alternative technologies. In response to these changes in the Company’s traditional market, the Company has been pursuing new markets with diversified product lines designed to leverage the Company’s more than 40 years of network related experience.

Results of Operations

The following table sets forth certain statement of operations information as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net Sales	100.0	100.0	100.0	100.0
Cost of Sales	74.2	66.5	71.4	66.3

Gross Profit	25.8	33.5	28.6	33.7

Operating Expenses:
Selling, general and administrative	19.3	22.7	23.5	23.0
Research and development	3.6	4.8	4.6	4.7

Total operating expenses	22.9	27.5	28.1	27.8

Operating income	2.9	6.0	0.5	5.9
Interest income	0.3	0.6	0.4	0.5

Income before taxes	3.2	6.7	0.9	6.4
Provision for income taxes	1.9	2.8	0.8	2.6

Net income	1.2	3.9	0.1	3.8

Net sales for the three months ended June 30, 2007 were $13.7 million compared to $11.2 million for the comparable prior year period, an increase of $2.5 million or 22.5%. Net sales for the six months ended June 30, 2007 were $22.2 million compared to $20.6 million for the comparable prior year period, an increase of $1.5 million or 7.4%. The increases in the 2007 periods over the same periods in 2006 was primarily due to sales of the Company’s new HomePlug® products, offset, in part, by a decrease in sales of network interface devices.

Gross profit for the three months ended June 30, 2007 was $3.5 million compared to $3.8 million for the comparable prior year period, a decrease of $214,000 or 5.7%, while gross profit margin decreased to 25.8% from 33.5%. Gross profit for the six months ended June 30, 2007 was $6.3 million compared to $6.9 million for the comparable prior year period, a decrease of $609,000 or 8.8%, while gross profit margin decreased to 28.6% from 33.7%. The decrease in gross profit is primarily attributable to charges related to the closing of the Company’s Puerto Rico facility (severance charges of $461,000 and accelerated deprecation of $85,000 recorded in the three months ended June 30, 2007) and sales of HomePlug® products under a contract that was won in a competitive bid at lower than traditional margins.

Selling, general and administrative expenses for the three months ended June 30, 2007 were $2.6 million compared to $2.5 million for the comparable prior year quarter, an increase of $106,000 or 4.2%. Selling, general and administrative expenses for the six months ended June 30, 2007 were $5.2 million compared to $4.8 million for the comparable prior year period, an increase of $458,000 or 9.6%. These increases are primarily attributable to (i) an increase of approximately $40,000 in the three month 2007 period and $239,000 in the six month 2007 period in professional and consulting fees related to tax consulting services, higher audit fees, and non-capitalizable costs related to the implementation of a new enterprise resource planning computer software system, (ii) an increase of approximately $49,000 in the three month 2007 period and $155,000 in the six month 2007 period in share-based compensation expense as a result of the vesting of stock options granted in the second half of 2006 and beginning of 2007, and (iii) an increase of approximately $41,000 in the three month 2007 period and $89,000 in the six month 2007 period in salary and employee benefit expenses as a result of additional personnel hired in mid to late 2006.

Research and development expenses for the three months ended June 30, 2007 were $498,000 compared to $535,000 for the comparable prior year period, a decrease of $37,000 or 6.9%. This decrease is attributable to a decrease in amounts expended in the development of products such as the HomePlug®, Outrigger™ and DSL products, which were in the product development stage in the 2006 periods and not in the comparable 2007 periods, partially offset by an increase in salaries and employee benefits. Research and development expenses for the six months ended June 30, 2007 were $1.0 million compared to $979,000 for the comparable prior year period, an increase of $32,000 or 3.3%. This increase is attributable to an increase in salaries, employee benefit expenses and share-based compensation expense, partially offset by a decrease in amounts expended in the development of products such as the HomePlug®, Outrigger™ and DSL products.

Interest income for the three months ended June 30, 2007 was $38,000 compared to $62,000 for the comparable prior year period, a decrease of $24,000 or 38.7%. Interest income for the six months ended June 30, 2007 was $85,000 compared to $106,000 for the comparable prior year period, a decrease of $21,000 or 19.8%. The decrease was due to lower cash and cash equivalent balances on hand in the 2007 periods than in the comparable 2006 periods, primarily as a result of capital expenditures in 2007 for the Company’s new facility in Edgewood, New York.

During the three months ended June 30, 2007 and 2006, respectively, the Company recorded provisions for income taxes of $267,000 and $310,000. During the six months ended June 30, 2007 and 2006, the Company recorded provisions for income taxes of $181,000 and $538,000, respectively. The Company’s income tax provision for each period consists of U.S. taxes in amounts necessary to align its year-to-date tax provision with the effective tax rate the Company expects to achieve for the full year, including U.S. federal alternative minimum taxes and state minimum taxes that are expected to be incurred. That rate differs from the U.S. statutory rate primarily as a result of limitations on the Company’s ability to utilize net operating losses under the alternative minimum tax system and the non-deductibility of certain share-based compensation expense for income tax purposes that has been recognized for financial statement purposes. For the three months ended June 30, 2007, the Company’s income tax provision also includes a discrete item for $69,200 of tax expense related to a change in deferred taxes resulting from a change in New York state tax law enacted in April 2007. In addition to this change in deferred taxes, the provision for the six months ended June 30, 2007 also includes discrete items for (i) $22,000 of tax expense related to state income taxes incurred in periods prior to 2007 based upon the Company’s evaluation of information obtained in 2007, and (ii) $2,695 of tax benefit related to disqualifying dispositions of incentive stock options.

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

Liquidity and Capital Resources

As of June 30, 2007, the Company had $14.0 million of working capital, which included $839,000 of cash and cash equivalents, and its current ratio was 4.5 to 1. During the six months ended June 30, 2007, the Company’s cash flows from operations used $2.1 million, primarily due to a $6.0 million increase in accounts receivable (primarily due to sales of the Company’s HomePlug® products made late in the second quarter of 2007), offset, in part, by an increase of $1.4 million in accounts payable and accrued liabilities, and a decrease in inventory of $1.3 million. $4.6 million from the sales of the HomePlug® products outstanding as of June 30, 2007 was collected subsequent to that date. The net change in operating assets and liabilities of $3.5 million was partially offset by cash provided by the Company’s net income of $12,000, which after giving effect to non-cash expenses for depreciation and amortization of $755,000 and share-based compensation of $522,000, provided cash of $1.3 million. Investing activities used cash of $2.9 million for capital expenditures, primarily for the building improvements and furniture and fixtures for the Company’s new facility in Edgewood, New York. Financing activities provided $479,000 of cash, principally as a result of the exercise of stock options at exercise prices aggregating $474,000.

The Company believes that existing cash, together with internally generated funds, the anticipated collection of the receivables generated from sales of the Company’s HomePlug® products discussed above, and the available line of credit, will be sufficient for its working capital requirements and capital expenditure needs for the foreseeable future.

The Company has a credit facility that enables it to have up to $5 million in the aggregate at any time outstanding, limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable plus 30% of inventory, subject to certain reserves. At June 30, 2007, the Company’s borrowing base was $5 million. Outstanding borrowings under the credit facility mature on December 31, 2008. As of June 30, 2007, the Company had no borrowings outstanding under the credit facility.

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

The credit facility contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the Bank’s consent. These include, among other things, covenants that prohibit the payment of dividends and limit the Company’s ability to (a) repurchase stock, (b) incur or guarantee indebtedness, (c) create liens, (d) purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, (e) create or acquire any subsidiary, or (f) substantially change its business. The credit facility requires the Company to maintain, as of the end of each fiscal quarter, (a) tangible net worth and subordinated debt of at least $22.0 million, (b) a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and (c) a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with such fiscal quarter of not greater than 2.5 to 1.0. As of June 30, 2007, the Company was in compliance with all covenants in the credit facility.

Contractual Obligations and Commercial Commitments

The following table sets forth a schedule of payments required under the Company’s contractual obligations and includes the maximum potential payments that may be required under the Company’s other commercial commitments:

		Due by Period
Contractual Obligations:	Total	Within 1 Year	1 - 3 years	4 - 5 years	After 5 years
Operating lease obligations	$58,000	$41,000	$17,000	$-	$-
Severance obligations	$531,000	$531,000	$-	$-	$-
Other current liabilities	$109,000	$109,000	$-	$-	$-

Total contractual cash obligations	$698,000	$681,000	$17,000	$-	$-

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

SFAS No. 123(R) requires the Company to record the fair value of share-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company utilizes the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and expected term assumptions require a greater level of judgment. We estimate expected stock-price volatility based primarily on historical volatility of the underlying stock using daily price observations over a period equal to the expected term of the option, but also consider whether other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected volatility. With regard to our estimate of expected term, as adequate information with respect to historical share option exercise experience is not available, we primarily consider the vesting term and original contractual term of options granted.

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

•	exposure to increases in the cost of the Company’s products, including increases in the cost of the Company’s petroleum-based plastic products and precious metals;
•	dependence for products and product components from Pacific Rim contract manufacturers, including on-time delivery that could be interrupted as a result of third party labor disputes, political factors or shipping disruptions, quality control and exposure to changes in costs and changes in the valuation of the Chinese Yuan;
•	dependence on, and ability to retain, the Company’s “as-ordered” general supply agreements with its largest customer and ability to win new contracts;
•	continued dependence on the traditional copper-based telephone operating company (“Telco”) market which has been declining over the last several years due principally to the impact of alternate technologies;
•	the level of inventories maintained by the Company's customers;
•	the ability to market and sell products to new markets beyond its principal copper-based Telco market;
•	the ability to timely develop products and adapt the Company's existing products to address technological changes, including changes in its principal market;
•	weather and similar conditions, particularly the effect of hurricanes or typhoons on the Company’s manufacturing, assembly and warehouse facilities in Puerto Rico and the Pacific Rim;
•	competition in the Company's traditional Telco market and new markets the Company is seeking to penetrate;
•	potential changes in customers' spending and purchasing policies and practices;
•	general economic and business conditions, especially as they pertain to the Telco industry;
•	dependence on third parties for certain product development;
•	risks inherent in new product development and sales, such as start-up delays and uncertainty of customer acceptance;
•	the ability to attract and retain technologically qualified personnel; and
•	the availability of financing on satisfactory terms.

The Company undertakes no obligation to update any forward-looking statement to reflect events after the date of this Report.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, including changes in interest rates. The interest payable under the Company’s credit facility, under which there were no borrowings outstanding at June 30, 2007, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to the consolidated operating results of the Company.

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

Item 4 Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s President and principal executive officer and the Company’s Vice President-Finance and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

In connection with the closing of our accounts and the preparation of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006, we determined that we had, and continue to have, a material weakness in internal controls in that we have insufficient staffing in our accounting department, which resulted in our auditor detecting certain errors in our consolidated financial statements, which have been corrected. To address this issue, among other things, (i) we have hired one, and are in the process of seeking an additional, experienced accountant to supplement our accounting department, (ii) we are in the process of automating existing processes and controls in connection with our conversion to a new enterprise resource planning system, and (iii) we are in the process of evaluating and enhancing, where necessary, our existing personnel, processes and controls in preparation for our upcoming required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. We believe that these actions will ensure our ability to timely detect and prevent material misstatements and omissions in connection with the preparation of our interim and annual consolidated financial statements in the future.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 7, 2007, following the Company's 2007 annual meeting of stockholders of the Company at which directors were elected, pursuant to a stockholder approved arrangement with respect to the payment of annual non-employee director fees, each of Mark T. Bradshaw, Lawrence M. Fodrowski, James Grover and Susan Harman, non-employee directors of the Company, elected to receive 4,554 shares of the Company’s common stock having a then fair market value of $11,750, and Charles H. House, a non-employee director and the non-executive Chairman of the Board, elected to receive 11,395 shares of the Company’s common stock having a then fair market value of $29,400, in lieu of their annual non-employee director fees. The shares are subject to forfeiture in the event such non-employee director resigns or is removed for cause before the 2008 annual meeting of stockholders of the Company. Each of such non-employee directors represented, among other things, that he or she was acquiring these shares for his or her own account, for investment only, and not with a view toward their resale or distribution, and acknowledged that the shares purchased may not be resold unless subsequently registered under the Securities Act of 1933, as amended (the “Securities Act”), or unless an exemption from registration is available. The certificates evidencing the shares contain a legend to that effect. The Company believes that the issuance of the shares was exempt from the registration provisions of the Securities Act by virtue of the exemption afforded under Section 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s 2007 annual meeting of stockholders held on June 7, 2007, the Company’s stockholders:

a.

Elected the following to serve as Class I directors of the Company until the Company’s 2010 annual meeting of stockholders and until their respective successors are elected and qualified by the following votes:

	For	Withheld
Susan Harman	10,582,471	973,431
Martin Pucher	10,490,835	1,065,067

b.

Ratified the selection by the Board of Directors of KPMG LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2007 by the following vote:

For	Against	Abstain
10,956,303	209,602	389,997

c.

Approved an amendment to the Company’s 2003 Non-Employee Director Stock Option Plan to increase the number of shares of common stock authorized for issuance under that plan from 500,000 to 1,000,000 by the following vote:

For	Against	Abstain
4,152,890	1,760,897	34,342

Item 6. Exhibits

10(a)	2003 Non-Employee Director Stock Option Plan, as amended.

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TII NETWORK TECHNOLOGIES, INC.

Date: August 14, 2007	By: /s/ Jennifer E. Katsch
Jennifer E. Katsch
Vice President-Finance, Treasurer and
and Chief Financial Officer

Exhibit Index

10(a)	2003 Non-Employee Director Stock Option Plan, as amended.

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.