Form 10-Q
period 2007-09-30
TII NETWORK TECHNOLOGIES, INC.
filed 2007-11-14
CIK 277928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_________________________

FORM 10-Q

_________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30 , 2007

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐           Accelerated filer ☐          Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of November 9, 2007 was 13,443,361.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

		PAGE
	PART I FINANCIAL INFORMATION

Item 1	CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2007 (unaudited) and December 31, 2006	3

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three and Nine Months Ended September 30 , 2007 and 2006	4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Nine Months Ended September 30, 2007	5

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2007 and 2006	6

	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

Item 4	CONTROLS AND PROCEDURES	19

	PART II: OTHER INFORMATION

Item 6	EXHIBITS	20

SIGNATURES		21

EXHIBIT INDEX		22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,838	$5,362
Accounts receivable, net of allowance of $87 at September 30, 2007 and $30 at December 31, 2006	5,769	3,068
Inventories	6,738	8,364
Deferred tax assets, net	887	1,251
Other current assets	493	277
Total current assets	19,725	18,322

Property, plant and equipment, net	9,483	7,119
Deferred tax assets, net	3,780	3,899
Other assets, net	113	125
Total assets	$33,101	$29,465

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,254	$718
Accrued liabilities	1,901	1,914
Total current liabilities	4,155	2,632

Total liabilities	4,155	2,632

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, including 30,000 shares of series D junior participating; no shares outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized; 13,345,391 shares issued and 13,327,754 shares outstanding as of September 30, 2007, and 12,550,306 shares issued and 12,532,669 shares outstanding as of December 31, 2006	134	126
Additional paid-in capital	40,868	39,146
Accumulated deficit	(11,775)	(12,158)
	29,227	27,114
Less: Treasury shares, at cost, 17,637 common shares at September 30, 2007 and December 31, 2006	(281)	(281)
Total stockholders’ equity	28,946	26,833
Total liabilities and stockholders’ equity	$33,101	$29,465

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net sales	$12,704	$10,495	$34,862	$31,133
Cost of sales (includes restructuring charges of $484 and $1,030 in the three and nine months ended September 30, 2007, respectively; see Note 10)	8,715	6,531	24,533	20,221

Gross profit	3,989	3,964	10,329	10,912

Operating expenses:
Selling, general and administrative	2,747	2,939	7,962	7,695
Research and development	542	446	1,553	1,425
Total operating expenses	3,289	3,385	9,515	9,120

Operating income	700	579	814	1,792

Interest expense	(3)	(3)	(10)	(6)
Interest income	39	64	124	170
Other expense	(13)	(3)	(13)	(1)

Income before income taxes	723	637	915	1,955

Income tax provision	351	238	532	776

Net income	$372	$399	$383	$1,179

Net income per common share:
Basic	$0.03	$0.03	$0.03	$0.10
Diluted	$0.03	$0.03	$0.03	$0.09

Weighted average common shares outstanding:
Basic	13,113	12,387	12,819	12,370
Diluted	14,599	13,585	14,605	13,452

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2006	12,532,669	$126	$39,146	$(12,158)	$(281)	$26,833
Exercises of stock options	739,300	7	887	-	-	894
Share-based compensation	-	-	774	-	-	774
Restricted shares issued	55,785	1	49	-	-	50
Stock option excess tax benefit	-	-	12	-	-	12
Net income for the nine months ended September 30, 2007	-	-	-	383	-	383
Balance September 30, 2007	13,327,754	$134	$40,868	$(11,775)	$(281)	$28,946

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30 , 2006

Cash Flows from Operating Activities:

Net income	$383	$1,179

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,051	962
Share-based compensation	824	497
Loss on disposal of assets	234	-
Deferred income taxes	479	617
Excess tax benefits from stock option exercises	(12)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,701)	(1,092)
Inventories	1,626	732
Prepaid and other assets	(228)	(41)
Accounts payable and accrued liabilities	1,535	1,425
Net cash provided by operating activities	3,191	4,279

Cash Flows from Investing Activities:
Capital expenditures	(3,654)	(3,938)
Net proceeds from sale of fixed assets	33	-
Net cash used in investing activities	(3,621)	(3,938)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	894	67
Excess tax benefits from stock option exercises	12	-
Net cash provided by financing activities	906	67

Net increase in cash and cash equivalents	476	408

Cash and cash equivalents, at beginning of period	5,362	5,326

Cash and cash equivalents, at end of period	$5,838	$5,734

Non-cash investing and financing activities:
Cash paid during the period for interest	$10	$6
Cash paid during the period for income taxes	$100	$74

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation: The unaudited interim condensed consolidated financial statements presented herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Results of operations for the interim periods are not necessarily indicative of results of operations for future interim periods or for the full fiscal year ending December 31, 2007.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s more significant estimates include the valuation of accounts receivable, inventory, and deferred income taxes and the fair value of share-based payments. Actual results could differ from such estimates.

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

Note 3 – Share –Based Payment Compensation: Share-based payment compensation is attributable to the granting of stock options and restricted stock, and vesting of these options and restricted shares over the remaining requisite service period. Compensation expense attributable to share-based compensation in the three and nine months ended September 30, 2007 was $302,000 and $823,000, respectively. Compensation expense attributable to share-based compensation in the three and nine months ended September 30, 2006 was $158,000 and $497,000, respectively.

Note 4 - Net income per common share: Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders (which, for the Company, equals its net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. During the three and nine months ended September 30, 2007, outstanding options to purchase an aggregate of approximately 1,440,500 and 1,242,333 shares of common stock, respectively, were excluded from the computation of diluted earnings per share for the applicable periods because their inclusion would have been anti-dilutive. During the nine months ended September 30, 2006, outstanding options to purchase an aggregate of approximately 465,000 shares of common stock were excluded from the computation of diluted earnings per share for the applicable periods because their inclusion would have been anti-dilutive.

The following table sets forth the amounts used in the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands)		(in thousands)
Numerator for dilution calculation:

Net income	$372	$399	$383	$1,179
Denominator for dilution calculation:
Weighted average common shares outstanding	13,113	12,387	12,819	12,370
Effect of dilutive stock options and restricted shares	1,486	1,198	1,786	1,082
	14,599	13,585	14,605	13,452

Note 5 - Inventories: The following table sets forth the cost basis of each major class of inventory as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Raw materials and subassemblies	$1,164,000	$1,354,000
Work in process	192,000	275,000
Finished goods	5,382,000	6,735,000
	$6,738,000	$8,364,000

Note 6 – Property, Plant and Equipment: Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset. The following table sets forth the amounts of each major class of property, plant and equipment as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Land	$1,244,000	$-
Building and building improvements	4,172,000	-
Construction in progress	391,000	3,467,000
Machinery and equipment	7,714,000	8,944,000
Leasehold improvements	-	5,000
Office furniture, fixtures, equipment and other	737,000	268,000
	14,258,000	12,684,000
Less: accumulated depreciation and amortization	(4,775,000)	(5,565,000)
	$9,483,000	$7,119,000

In June 2006, the Company purchased land and a building located in Edgewood, New York for a purchase price of $2.8 million. In June 2007, the Company moved into this new facility and as a result placed these assets into service and removed all related amounts from construction in progress to building and building improvements. These assets, including assets recorded to construction in progress during the nine months ended September 30, 2007, were classified as follows: Land $1,244,000, Building $1,556,000, Building Improvements $2,246,000, and Furniture and Equipment $506,000.

During the three and nine months ended September 30, 2007, the Company capitalized $132,000 and $224,000, respectively, of costs related to the implementation of a new enterprise resource planning computer software application. During the three months ended September 30, 2006, the Company did not capitalize any, and during the nine months ended September 30, 2006, the Company capitalized $122,000 of, costs related to the implementation of a new enterprise resource planning computer software application. These costs are included in construction in progress at September 30, 2007, and are not yet being depreciated.

In connection with the Company’s move to its new corporate headquarters facility, the Company disposed of assets from its old facility and recorded a loss of $22,000, which is included in depreciation and amortization in selling, general and administrative expenses for the nine months ended September 30, 2007. In addition, the Company sold assets from its closed Puerto Rico facility for a gain of $33,000, which is included in cost of sales for the three and nine months ended September 30, 2007.

Depreciation and amortization of plant and equipment was $522,000 and $1,258,000 for the three and nine months ended September 30, 2007, respectively, and $296,000 and $935,000 for the three and nine months ended September 30, 2006, respectively.

During the three and nine months ended September 30, 2007, the Company recorded accelerated depreciation of $160,000 and $245,000 related to assets that were in use at its Puerto Rico facility that have been disposed of subsequent to the close of this facility. See Note 10 for additional information.

Note 7 – Credit Facility: The Company has a credit facility that enables it to have up to $5 million in the aggregate at any time outstanding, limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable plus 30% of eligible inventory, subject to certain reserves. At September 30, 2007, the Company’s borrowing base was $4.8 million. Outstanding borrowings under the credit facility mature on December 31, 2008. As of September 30, 2007, the Company had no borrowings outstanding under the credit facility.

Outstanding loans under the credit facility bear interest at the Company's option at either (a) the greater of (i) the Bank's prime rate less 1.25% per annum or (ii) 1.00% per annum, or (b) under a formula based on

LIBOR. The Company also pays a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

The Company's obligations under the credit facility are collateralized by all of the Company's accounts receivable and inventory, and are guaranteed by one of the Company's subsidiaries.

The credit facility contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the Bank's consent. These include, among other things, covenants that prohibit the payment of dividends and limit the Company's ability to (a) repurchase stock, (b) incur or guarantee indebtedness, (c) create liens, (d) purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, (e) create or acquire any subsidiary, or (f) substantially change its business. The credit facility requires the Company to maintain, as of the end of each fiscal quarter, (a) tangible net worth and subordinated debt of at least $22.0 million, (b) a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and (c) a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with such fiscal quarter of not greater than 2.5 to 1.0. As of September 30, 2007, the Company was in compliance with all financial covenants in the credit facility.

Note 8 – Income Taxes: For the three and nine months ended September 30, 2007 and 2006, the Company's income tax provision consisted of U.S. taxes in amounts necessary to align its year-to-date tax provision with the effective tax rate the Company expects to achieve for the full year, including U.S. federal alternative minimum taxes and state minimum taxes that are expected to be incurred. That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been recognized for financial statement purposes and state taxes. For the three months ended September 30, 2007, the Company's income tax provision includes a discrete item of approximately $25,000 related to tax return true-ups. In addition, the provision for the nine months ended September 30, 2007 includes discrete items for (i) $69,000 of tax expense related to a change in deferred taxes resulting from a change in New York state tax law enacted in April 2007, (ii) $22,000 of tax expense related to state income taxes incurred in periods prior to 2007 based upon the Company's evaluation of information obtained in 2007, and (iii) $11,000 of tax benefit related to disqualifying dispositions of incentive stock options.

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

There are no unrecognized tax benefits related to uncertain tax positions as of January 1, 2007. Total accrued interest as of January 1, 2007 was $2,800. The Company does not expect that its unrecognized tax benefits will significantly change within the next twelve months. The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. There have not been any past tax examinations nor are there any current tax examinations in progress. Accordingly, as of January 1, 2007, the Company remains subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

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

At September 30, 2007 and December 31, 2006, the Company maintained a valuation allowance against the portion of its deferred tax assets that were not considered to be more-likely-than-not recoverable. In the event that evidence becomes available in the future to indicate that the valuation of the Company’s deferred tax assets should be adjusted (e.g., significant changes in the Company’s projections for future taxable income), the Company’s estimate of the recoverability of deferred taxes may change, resulting in an associated adjustment to earnings in that period.

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

Note 9- Significant Customers: The following customers accounted for 10% or more of the Company's consolidated net sales during at least one of the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Verizon Corporation	32%	46%	33%	46%
The DirecTV Group, Inc.	10%	*	17%	*
Telco Sales, Inc.	10%	10%	*	*
Power & Tel Supply Co., Inc.	16%	12%	13%	13%

___________________

* Amounts are less than 10%

As of September 30, 2007, four customers accounted for approximately 24%, 17%, 15%, and 12% of accounts receivable, and as of December 31, 2006, three customers accounted for approximately 39%, 16% and 11% of accounts receivable.

Note 10 – Puerto Rico Facility Closing: On June 7, 2007, the Company’s Board of Directors approved a plan to consolidate the operations of the Company’s Puerto Rico leased facility into the Company’s new headquarters in Edgewood, New York, resulting in the closure of the Puerto Rico facility. The Company anticipates that this plan will be completed within one year, and that the total costs incurred related to this plan will be up to approximately $1.3 million. Through September 30, 2007, the Company incurred costs aggregating $1,030,000 related to this plan.

In accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, a severance charge of $28,000 and $489,000 was recorded in “Cost of sales” in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2007, respectively, all of which was paid prior to September 30, 2007. The Company does not expect to incur any additional severance costs as a result of this plan.

In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as a result of the decision to close the Puerto Rico facility, the Company revised the useful life estimates for certain fixed assets currently in use at this facility that will no longer be used after the facility is closed. This resulted in the Company recording accelerated depreciation of $160,000 and $245,000 in cost of sales in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2007, respectively.

In addition to the charges above, the Company recorded $329,000 in the three and nine months ended September 30, 2007 related to inventory write-offs, costs associated with the relocation of an employee, costs related to relocating inventory and equipment and other miscellaneous shut-down costs. These costs were partially off-set by a gain of $33,000 from the sale of equipment.

Upon adoption of the provisions of FASB Interpretation No. 47, “Accounting for Asset Retirement Obligations”, in 2005, the Company recorded an asset retirement obligation for the estimated cost to restore the leased facility in Puerto Rico to its original condition at the end of the lease. The related liability was $109,000 at September 30, 2007. There were no changes to the estimated fair value of this obligation for the three or nine months ended September 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the foregoing Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report.

Business

TII Network Technologies, Inc. and subsidiaries (together, the “Company” or “TII”) design, manufacture and market advanced network technology solutions for the telecommunications industry. Products include: IPTV distribution, VoIP, network interface devices (“NIDs”), overvoltage surge protection products and residential gateway systems that give service providers the technology to deliver their services more efficiently.

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

Results of Operations

The following table sets forth certain statement of operations information as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net Sales	100.0	100.0	100.0	100.0
Cost of Sales	68.6	62.2	70.4	65.0
Gross Profit	31.4	37.8	29.6	35.0
Operating Expenses:
Selling, general and administrative	21.6	28.0	22.8	24.7
Research and development	4.3	4.3	4.5	4.6
Total operating expenses	25.9	32.3	27.3	29.3
Operating income	5.5	5.5	2.3	5.7
Interest income	0.3	0.6	0.3	0.5
Other expense	(0.1)	0.0	0.0	0.0
Income before taxes	5.7	6.1	2.6	6.2
Provision for income taxes	2.8	2.3	1.5	2.4
Net income	2.9	3.8	1.1	3.8

Net sales for the three months ended September 30, 2007 were $12.7 million compared to $10.5 million for the comparable prior year period, an increase of $2.2 million or 21.1%. Net sales for the nine months ended September 30, 2007 were $34.9 million compared to $31.1 million for the comparable prior year period, an increase of $3.8 million or 12%. The growth reflects increased sales of home networking products under a competitive contract as well as station electronics, connectivity and VoIP products, offset, in part, by a decrease in sales of the Company’s traditional network interface protection devices.

Gross profit for the three months ended September 30, 2007 and 2006 was flat at $4.0 million, while gross profit margin decreased to 31.4% in the 2007 three month period from 37.8% in the 2006 three month period. Gross profit for the nine months ended September 30, 2007 was $10.3 million compared to $10.9 million for the comparable prior year period, a decrease of $584,000 or 5.3%, while gross profit margin decreased to 29.6% from 35.0%. The decrease in gross profit is primarily attributable to charges related to the closing of the Company’s Puerto Rico facility (severance charges of $489,000, accelerated depreciation of $245,000, and other expenses of $296,000 recorded in the nine months ended September 30, 2007) and sales of home networking products under a contract that was won in a competitive bid at lower than traditional margins.

Selling, general and administrative expenses for the three months ended September 30, 2007 were $2.7 million compared to $2.9 million for the comparable prior year quarter, a decrease of $192,000 or 6.5%. Selling, general and administrative expenses for the nine months ended September 30, 2007 were $8.0 million compared to $7.7 million for the comparable prior year period, an increase of $266,000 or 3.5%. The decrease in the three month period is primarily attributable to aggregate charges of $560,000 associated with the departure of two executives in the prior year period, partially offset by (i) an increase of $196,000 in professional and consulting fees, (ii) an increase of approximately $127,000 in share-based compensation expense as a result of the vesting of stock options granted toward the end of 2006 and during 2007, and (iii) other net increases aggregating $45,000. The increase in the nine month period is primarily attributable to (i) an increase of approximately $282,000 in share-based compensation expense as a result of the vesting of stock options granted toward the end of 2006 and during 2007, (ii) an increase of $112,000 in depreciation expense due to assets capitalized and placed into service as a result of the move into our new facility, (iii) an increase in severance costs of $30,000, and (iv) an increase of $402,000 in professional and consulting fees, partially offset by a decrease of approximately $560,000 in aggregate charges associated with the departure of two executives in the prior year period.

Research and development expenses for the three months ended September 30, 2007 were $542,000 compared to $446,000 for the comparable prior year period, an increase of $96,000 or 21.4%. Research and development expenses for the nine months ended September 30, 2007 were $1.5 million compared to $1.4 million for the comparable prior year period, an increase of $128,000 or 9.0%. These increases are attributable to an increase in personnel, consulting expenses and share-based compensation expense, partially offset by a decrease in amounts expended in the development of certain products now completed.

Interest income for the three months ended September 30, 2007 was $39,000 compared to $64,000 for the comparable prior year period, a decrease of $25,000 or 39.8%. Interest income for the nine months ended September 30, 2007 was $124,000 compared to $170,000 for the comparable prior year period, a decrease of $46,000 or 27.1%. The decreases are due to lower average cash and cash equivalent balances on hand in the 2007 periods than in the comparable 2006 periods due to capital expenditures in 2007 for the Company’s new facility in Edgewood, New York.

During the three months ended September 30, 2007 and 2006, the Company recorded provisions for income taxes of $351,000 and $238,000, respectively. During the nine months ended September 30, 2007 and 2006, the Company recorded provisions for income taxes of $532,000 and $776,000, respectively. The Company's income tax provision for each period consists of U.S. taxes in amounts necessary to align its year-to-date tax provision with the effective tax rate the Company expects to achieve for the full year, including U.S. federal alternative minimum taxes and state minimum taxes that are expected to be incurred. That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been recognized for financial statement purposes and state taxes. For the three months ended September 30, 2007, the Company's income tax provision includes a discrete item for approximately $25,000 related to tax return true-ups. In addition, the provision for the nine months ended September 30, 2007 includes discrete items for (i) $69,000 of tax expense related to a change in deferred taxes resulting from a change in New York state tax law enacted in April 2007, (ii) $22,000 of tax expense related to state income taxes incurred in periods prior to 2007 based upon the Company's evaluation of information obtained in 2007, and (iii) $11,000 of tax benefit related to disqualifying dispositions of incentive stock options.

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

Liquidity and Capital Resources

As of September 30, 2007, the Company had $15.6 million of working capital, which included $5,838,000 of cash and cash equivalents, and its current ratio was 4.7 to 1. During the nine months ended September 30, 2007, the Company’s cash flows from operations provided $3.2 million, primarily from continued cash profitability before non-cash expenses for depreciation and amortization and share-based compensation. Investing activities used cash of $3.6 million for capital expenditures, primarily for the building improvements and furniture and fixtures for the Company’s new facility in Edgewood, New York. Financing activities provided $906,000 of cash, principally as a result of the exercise of stock options at proceeds aggregating $894,000.

The Company believes that existing cash, together with internally generated funds, the anticipated collection of the receivables generated from sales, and the available line of credit, will be sufficient for its working capital requirements and capital expenditure needs for the foreseeable future.

The Company has a credit facility that enables it to have up to $5 million in the aggregate at any time outstanding, limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable plus 30% of eligible inventory, subject to certain reserves. At September 30, 2007, the Company’s borrowing base was $4.8 million. Outstanding borrowings under the credit facility mature on December 31, 2008. As of September 30, 2007, the Company had no borrowings outstanding under the credit facility.

Outstanding loans under the credit facility bear interest at the Company's option at either (a) the greater of (i) the Bank's prime rate less 1.25% per annum or (ii) 1.00% per annum, or (b) under a formula based on LIBOR. The Company also pays a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

The Company's obligations under the credit facility are collateralized by all of the Company's accounts receivable and inventory. The Company's obligations under the credit facility are also guaranteed by one of the Company's subsidiaries.

The credit facility contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the Bank's consent. These include, among other things, covenants that prohibit the payment of dividends and limit the Company's ability to (a) repurchase stock, (b) incur or guarantee indebtedness, (c) create liens, (d) purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, (e) create or acquire any subsidiary, or (f) substantially change its business. The credit facility requires the Company to maintain, as of the end of each fiscal quarter, (a) tangible net worth and subordinated debt of at least $22.0 million, (b) a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and (c) a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with such fiscal quarter of not greater than 2.5 to 1.0. As of September 30, 2007, the Company was in compliance with all covenants in the credit facility.

Contractual Obligations and Commercial Commitments

The following table sets forth a schedule of payments required under the Company’s contractual obligations and includes the maximum potential payments that may be required under the Company’s other commercial commitments:

		Due by Period
Contractual Obligations:	Total	Within 1 Year	1 – 3 years	4 – 5 years	After 5 years
Operating lease obligations	$36,000	$24,000	$12,000	$-	$-
Severance obligations	$4,000	$4,000	$-	$-	$-
Other current liabilities	$116,000	$116,000	$-	$-	$-
Total contractual cash obligations	$156,000	$144,000	$12,000	$-	$-

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

Consistent with the provisions of SFAS No. 109 and FIN 48, the Company regularly estimates its ability to recover deferred tax assets, and reports such assets at the amount that is determined to be “more-likely-than-not” recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. In the event that evidence becomes available in the future to indicate that the valuation of the Company’s deferred tax assets should be adjusted (e.g. significant changes in the Company’s projections for future taxable income), the Company’s estimate of the recoverability of deferred taxes may change, resulting in an associated adjustment to earnings in that period. Considering the Company’s developing history of pre-tax earnings and improving forecasts for taxable income in the future, the Company believes that it is reasonably possible that its deferred tax asset valuation allowance may be reduced significantly in the near term.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

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

•	the level of inventories maintained by the Company’s customers;
•	the ability to market and sell products to new markets beyond its principal copper-based Telco market;
•	the ability to timely develop products and adapt the Company’s existing products to address technological changes, including changes in its principal market;
•	weather and similar conditions, particularly the effect of typhoons on the Company's assembly and warehouse facilities in the Pacific Rim;
•	competition in the Company’s traditional Telco market and new markets the Company is seeking to penetrate;
•	potential changes in customers’ spending and purchasing policies and practices;
•	general economic and business conditions, especially as they pertain to the Telco industry;
•	dependence on third parties for certain product development;
•	risks inherent in new product development and sales, such as start-up delays and uncertainty of customer acceptance;
•	the ability to attract and retain technologically qualified personnel; and
•	the availability of financing on satisfactory terms.

The Company undertakes no obligation to update any forward-looking statement to reflect events after the date of this Report.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, including changes in interest rates. The interest payable under the Company’s credit facility, under which there were no borrowings outstanding at September 30, 2007, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to the consolidated operating results of the Company.

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

Item 4     Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company's President and principal executive officer and the Company's Vice President-Finance and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of September 30, 2007, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

In connection with the closing of the Company’s accounts and the preparation of the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company determined that it had, and continues to have, a material weakness in internal controls in that the Company has insufficient staffing in its accounting department, which resulted in the Company’s auditor detecting certain errors in the Company’s consolidated financial statements, which have been corrected. To address this issue, among other things, (i) the Company has hired three experienced accountants to supplement its accounting department, (ii) the Company is in the process of automating existing processes and controls in connection with its conversion to a new enterprise resource planning system, and (iii) the Company is in the process of evaluating and enhancing, where necessary, its existing personnel, processes and controls in preparation for its upcoming required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. We believe that these actions will ensure the Company’s ability to timely detect and prevent material misstatements and omissions in connection with the preparation of the Company’s interim and annual consolidated financial statements in the future.

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

Date: November 14, 2007	TII NETWORK TECHNOLOGIES, INC. By: /s/ Jennifer E. Katsch Jennifer E. Katsch Vice President-Finance, Treasurer and Chief Financial Officer

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