Form 10-K
period 2007-12-31
TII NETWORK TECHNOLOGIES, INC.
filed 2008-03-31
CIK 277928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington. D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 001-08048

TII NETWORK TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	66-0328885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Rodeo Drive, Edgewood, New York 11717

(Address of principal executive offices) (Zip Code)

(631) 789-5000

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
Series D Junior Participating Preferred Stock Purchase Rights

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No☒

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant outstanding as of June 30, 2007, the last business day of the registrant’s most recently completed second quarter, held by non-affiliates of the registrant was approximately $34 million. While such market value excludes the market value of shares that may be deemed beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

The number of shares of the Common Stock of the registrant outstanding as of March 26, 2008 was 13,506,904.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Table of Contents
Part I			Page

	1	Business	4

	1A	Risk Factors	12

	1B	Unresolved Staff Comments	18

	2	Properties	18

	3	Legal Proceedings	18

	4	Submission of Matters to a Vote of Security Holders	18

Part II

	5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities	18

	6	Selected Financial Data	19

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	7A	Quantitative and Qualitative Disclosures About Market Risks	29

	8	Financial Statements and Supplementary Data	30

	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	52

	9A(T)	Controls and Procedures	52

Part III

	10	Directors and Executive Officers of the Registrants	53

	11	Executive Compensation	53

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	53

	13	Certain Relationships and Related Transactions	53

	14	Principal Accountant Fees and Services	53

Part IV

	15	Exhibits and Financial Statement Schedules	53

*

The information required by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated herein by reference to the information called for by those items which will be contained in our Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to our 2008 Annual Meeting of Stockholders.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of several factors, including, but not limited to, those factors discussed below and elsewhere in this document. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report. Among those factors are:

•

the ability to market and sell products to new markets beyond our principal copper-based Telco market (see “Business – Marketing and Sales”) which has been declining over the last several years, due principally to the impact of alternate technologies (see “Business – Competition”);

•

exposure to increases in the cost of our products, including increases in the cost of our petroleum-based plastic products and precious metals (see “Business – Manufacturing” and “Business – Raw Materials”);

•	general economic and business conditions, especially as they pertain to the Telco industry;
•

the ability to timely develop products and adapt our existing products to address technological changes, including changes in our principal market (see “Business – Products” and “Business –Product Development”);

•	competition in our traditional Telco market and new markets we are seeking to penetrate (see “Business – Competition”);
•	dependence on, and ability to retain, our “as-ordered” general supply agreements with our largest customer and ability to win new contracts (see “Business – Marketing and Sales”);
•	potential changes in customers’ spending and purchasing policies and practices (see “Business – Marketing and Sales”);
•	dependence on third parties for certain product development (see “Business – Product Development”);
•

dependence for products and product components from Pacific Rim contract manufacturers, including on-time delivery that could be interrupted as a result of third party labor disputes, political factors or shipping disruptions, quality control and exposure to changes in costs and changes in the valuation of the Chinese Yuan (see “Business – Manufacturing”);

•	weather and similar conditions, particularly the effect of typhoons on our assembly and warehouse facilities in the Pacific Rim (see “Business – Manufacturing”);
•	the ability to attract and retain technologically qualified personnel (see “Business – Product Development”); and
•	the availability of financing on satisfactory terms (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

PART I

ITEM 1.	BUSINESS

GENERAL

TII Network Technologies, Inc. and subsiaries (together  “TII,” the “company,” “we,” “us” or “our”) design, manufacture and market network products for the Communications industry. Our products are critical to the delivery of voice, video and data services by the Service Providers and include:  network interface devices (“NIDs”), network gateways or intelligent NIDs (“iNIDs”), home networking, overvoltage surge protection and connectivity solutions.

We sell our products through a growing network of sales channels, principally to Telcos, multi-system operators of communications services, including cable and satellite service providers (“MSOs”), and original equipment manufacturers (“OEMs”).

In June 2007, we moved our headquarters from a leased facility in Copiague, New York, to a building we purchased in Edgewood, New York. In September 2007, we consolidated the operations of our Puerto Rico leased facility into our new headquarters, resulting in the closure of the Puerto Rico facility.

Effective December 31, 2005, we changed our fiscal year end from the last Friday in June to December 31. This change was made to align our reporting period with the budgetary and reporting periods of our largest customers and provide an easier comparison of our reported results with those of other companies.

PRODUCTS

Network Interface Device Technologies

Network Interface Devices (NIDs): Our Telco NIDs house the FCC mandated demarcation point between Telco-owned and subscriber-owned property, our overvoltage surge protectors, and various station electronics, including Digital Subscriber Line (“DSL”) and fiber components.

Station Electronic and Other Products: Telcos have been expanding and upgrading their networks with new technologies to provide users with the expanded bandwidth necessary for high-speed transmission of data over traditional Telco subscriber lines. We have developed several DSL station electronic products for this market, including a line of xDSL POTS (Plain Old Telephone Service) splitters that isolate the voice and data signals on a Telco line to provide separate outputs for phone and data services which enables DSL services. Additionally, we design, produce and market station electronic products that are typically installed within a NID. One of our station electronic products allows a Telco to remotely test the integrity of its lines, minimizing costly maintenance dispatches.

Connectivity Products

We offer an extensive line of connectivity solutions, including aerial and buried terminals that provide world class performance in extremely harsh environments. These products are known for superior wire management, technician friendly “tool-less” design, IDC and gel-sealed options. These products are targeted to support the demand in broadband-enabled services and network management.

Voice over Internet Protocol (“VoIP”) Products: Since 2005, we have been designing, producing and marketing various VoIP products, including several passive products, which allow MSOs to consolidate multiple phone lines in one location in order to provide VoIP telephony to their cable subscribers. In 2006, we introduced additional VoIP products, including active devices known as Switchable Voice NIDs (SVN) which enable MSO’s to more effectively deploy VoIP telephony. These active devices are available in single and multi-line modules. We also have versions for multi-dwelling unit (MDU) applications, supporting up to 12 VoIP lines per enclosure.

Network Gateways and Home Networking

Residential Gateway: To address the growing demands and complexities of communication networks in the home and, at the same time, enable the service providers to expand services, in 2006 we introduced Outrigger™, the first outdoor intelligent residential gateway, which is commonly referred to as an “iNID.” OutriggerTM allows telephone or cable operators to deliver Triple-Play bundled services – digital telephone, television and Internet data. Our current configuration accomplishes this by embedding the Home Phone Network Alliance (“HPNA”) technology for delivering IP technologies to customers over a home’s existing cable TV (COAX) or telephone wiring, eliminating the need to run new dedicated CAT5 Ethernet cabling to provide Triple-Play services.

HomePlug®: HomePlug® technology enables networking of voice, data and audio devices through the consumers’ AC power lines. Our HomePlug®-compatible and HomePlug®-embedded surge protectors incorporate our patented and proprietary AC protection, filtering and HomePlug® Powerline integrated circuits. HomePlug® is one of several new products that we have introduced to address the growing market for alternate network connectivity solutions for the home. These products are also designed to protect sensitive equipment from the effects of lightning and other hazardous surges, without affecting the network performance of data that is transmitted over residential power lines.

Overvoltage Surge Protection

Our surge protection products are used by major telecommunications providers at subscriber locations, protecting both personnel and network plant equipment, while increasing field service reliability and reducing maintenance costs.

Gas Tubes: Our gas tubes represent the foundation upon which most of our overvoltage surge protector products are based. The principal component of our overvoltage surge protector is our proprietary two or three electrode gas tube. Our gas tubes have been designed to withstand multiple high-energy overvoltage surges while continuing to operate over a long service life.

Modular Station Protectors: Our broad line of station protectors are designed to be deployed in a variety of configurations to accommodate service providers’ requirements. Our most advanced overvoltage surge protector incorporates sealed Insulation Displacement Connector (“IDC”) “tool-less” connections, which reduce installation time and increase reliability. We also offer a gel-sealed, heavy duty station protector which is ideally suited for today’s high speed broadband service networks.

Broadband Coaxial Protectors: As an integral part of our overvoltage surge protection product line, we have developed and patented a high-performance 75-ohm broadband coax protector to safeguard coaxial cable lines. We also offer a 50-ohm protector which is designed to protect wireless service providers’ cell sites from the damaging effects of lightning and other surges. Our coax protectors are virtually transparent to the network, permitting signals to be transmitted without adversely affecting the integrity of the signal.

AC Powerline/Dataline Protectors: We have developed powerline/dataline protectors for personal computers and home entertainment systems. These protectors combine our powerline protection technology with our proprietary protection for the telephone, DSL, Ethernet, Universal Serial Bus (“USB”), satellite and coax lines. The powerline/dataline protector has unique protection and low capacitance qualities that are ideal for certain applications, especially where protection and low capacitance are necessary, particularly for residential powerline networking applications.

PRODUCT DEVELOPMENT

New product opportunities continue to arise in our traditional Telco markets, as well as in the OEM and MSO markets. Our current research and development (“R&D”), and related marketing efforts, are focused on several projects in addition to developing variations of our existing products, including:

•	Further expanding our passive and active VoIP products, including MDU offerings;
•	Expanding our OutRiggerTM program to support additional product offerings, including VDSL, and fiber broadband modules, enhanced performance HPNA to Ethernet bridges, and an HomePNA Wi-Fi Bridge;
•	Developing software utilities to configure/control HomePlug® and HPNA networking products;
•	Expanding DSL Splitter product line to support the emerging VDSL2 standard;
•	Further developing DSL and coaxial cable overvoltage surge protectors and station electronics for the growing broadband communications markets, including Telcos and MSOs;
•	Expanding powerline protection technology into targeted markets, including residential powerline communications and broadband over powerline; and
•

Developing fiber optic protection solutions, connectivity products and enclosures to address the deployment of Fiber to the Premise (“FTTP”), as well as the expanding use of fiber in homes and businesses.

Our R&D strategy includes developing products internally, as well as with contract engineers, technology partners and contract manufacturers. Our R&D engineers work closely with our contract manufacturers during the design and development phase of all products.

Our R&D department is skilled and experienced in various technical disciplines, including physics, electrical, mechanical and software design, with specialization in such fields as plastics, electronics, metallurgy and chemistry. We also use contract engineers skilled in specific design tasks. Our contract manufacturing partners are similarly skilled in these R&D fields, with engineering and manufacturing expertise to bring a product of the highest quality at a competitive price to market on time.

For the years ended December 31, 2007 and 2006, R&D expense was $2.2 million and $1.9 million, respectively. The largest portion of our development efforts is focused on new products for the growth segments of the Telco and MSO markets, primarily broadband deployment.

MARKETING AND SALES

We market and sell our products to Telcos and MSOs through direct sales personnel, as well as manufacturers’ representatives. Products are distributed either directly or through national and regional distributors. OEM customers are sold direct or through distributors.

Prior to selling our products to a Telco, MSO or associated OEM customer, we typically undergo a lengthy product qualification process involving approval agencies designated by law, codes and/or customers. Thereafter, we continually submit successive generations of products, as well as new products, to our customers for qualification. Our reputation as a leading supplier of overvoltage surge protectors to Telco customers for over 30 years, combined with our strategy to develop products by working closely with our customers, provides a strong position from which we can market new products to our current Telco customer base as well as to new emerging market customers.

The following customers accounted for 10% or more of our consolidated net sales during the periods presented below. The loss of, or the disruption of shipments to, any of these customers could have a material adverse effect on our results of operations and financial condition.

	Years ended December 31,
	2007	2006	2005
Verizon	29%	46%	55%
DirecTV, Inc.	15%	*	*
Power & Tel Supply Co., Inc.	13%	13%	*

*Less than 10%

While we are marketing and selling into new markets, Telco customers represented approximately 74%, 89% and 94% of our net sales for the years ended December 31, 2007, 2006 and 2005, respectively. Verizon and its affiliates (“Verizon”) is a Telco, which purchases our NIDs and related products for its direct use. DirecTV, Inc. purchases our Homeplug® products. Tyco Electronics Corporation (“Tyco”) purchases overvoltage protection products from us for inclusion within their products for resale to Telcos. Telco Sales, Inc. and Power & Tel Supply Co., Inc. are distributors that purchase our products for resale to Telcos.

On July 8, 2005,we received a Product Purchase Agreement (the “Verizon Agreement”), which is a general supply agreement, from Verizon Services Corp. setting forth the terms under which we are to continue to provide product to Verizon until March 31, 2010. Prices, warranties, benefits, terms and conditions granted to Verizon under the Verizon Agreement are fixed, but must be at least as favorable as those granted by TII to other commercial customers under like or similar circumstances. The principal products being supplied under the terms of the Verizon Agreement are NIDs for deployment by Verizon in its traditional copper transmission network. The products incorporate our sealing technologies and other components, including overvoltage protection and DSL enabling electronics.

Sales of our products to Telcos, including Verizon, are generally through “as-ordered” general supply agreements. General supply agreements do not require Telcos to purchase specific quantities of products and can be terminated for various reasons, including without cause by either party, or extended by mutual written agreement. Purchases of our products are generally based on individual customer purchase orders for delivery from inventory or within up to thirty days. We, therefore, have no material firm backlog of orders.

We believe that our products offer superior, cost-effective performance, features and characteristics, including high reliability, long life cycles, ease of installation and optimum protection against adverse environmental conditions. We believe that this, together with responsive customer service, reduces the risks inherent in “as-ordered” contracts. We further believe that our superior products and customer care, attributes which have attracted and maintained our Telco business, will enhance our ability to expand into emerging markets.

We are also pursuing international markets for our products. International sales have been made primarily to countries in the Caribbean, South and Central America, Canada, the Pacific Rim and Europe. Our international sales were approximately $2.3 million (5% of sales), $2.4 million (6% of sales) and $1.5 million (5% of sales) for the years ended December 31, 2007, 2006 and 2005, respectively.We require foreign sales to be paid for in U.S. currency. International sales are affected by such factors as the North American Free Trade Agreement (“NAFTA”) and future Central American Free Trade Agreement (“CAFTA”) requirements, exchange rates, changes in protective tariffs and foreign government import controls. We believe international markets continue to offer additional opportunities for our products and we are actively pursuing these markets.

MANUFACTURING

In September 2007, we relocated our quick-response, low-cost assembly and specialty gas tube manufacturing operation from our leased facility in Puerto Rico to our new headquarters in Edgewood, New York. Substantially all high volume production is outsourced and is produced by contract manufacturers within the Pacific Rim, principally China and Malaysia, utilizing, in most cases, our equipment and processes. Our primary contract manufacturer is an independent U.S. based corporation with a wholly owned subsidiary located in China, where our products, other than our proprietary gas tubes, are manufactured. A second contract manufacturer, in Malaysia, produces most of our proprietary gas tubes. That company also sells its own gas tubes to some of our competitors. There are strict non-disclosure agreements with each of these contract manufacturers. We depend on our contract manufacturers to produce the majority of our products for sale to customers.

We maintain final quality assurance approval for all products prior to shipment. Our contract manufacturers’ facilities are listed by Underwriters Laboratories (“UL”) and are ISO 9000 qualified and registered. We continually evaluate our current and potential contract manufacturers to assure the highest quality product, best delivery and most competitive pricing.

RAW MATERIALS

The primary components of our products are stamped, drawn and formed parts made out of a variety of commonly available metals, ceramics and plastics. The manufacturers of our overvoltage surge protectors and station electronic products use commonly available components, printed circuit boards and standard electrical components, such as resistors, diodes and capacitors. All orders with suppliers of the components utilized in the manufacture of our products are scheduled for delivery within a year. Our products contain a significant amount of plastic that is manufactured out of petroleum and we import most of our products from our contract manufacturers, principally in China and Malaysia. The increased cost of petroleum and metals has negatively impacted the cost of our products, and we continue to take steps to mitigate the affect on the profit we realize.

COMPETITION

We face significant competition across all of our markets and product lines. Our principal competitors within the Telco market are Corning Cable Systems LLC, Tyco Electronics Corp, which is also our customer (see “Business - Marketing and Sales”), and Bourns, Inc. Our principal competition within the MSO market is Tyco Electronics Corp, Channell Commercial Corporation, Belkin Corporation and American Power Conversion Corp.

Our gas tube overvoltage surge protectors not only compete with other companies’ gas tube overvoltage surge protectors, but also with solid-state overvoltage surge protectors. While solid-state surge protectors usually react faster to surges, gas tube overvoltage surge protectors have generally remained the overvoltage surge protection technology of choice at the subscribers’ location by virtually all Telcos because of the gas tube’s ability to repeatedly withstand significantly higher energy surges than solid-state surge protectors. This enables gas tubes to survive longer in the field than solid-state surge protectors, reducing loss of service and costs in dispatching a maintenance vehicle to replace the failed surge protector. Further, solid state protectors have significantly higher capacitance than gas tube protectors. Higher capacitance adversely affects transmission on a high bandwidth communication line by distorting the signal. Solid state overvoltage surge protectors are used principally in Telcos’ central office switching centers where speed is perceived to be more critical than energy handling capabilities and in regions where there is a low incidence of lightning. We believe that, for the foreseeable future, both gas tube and solid state protectors will continue to be used as overvoltage surge protectors within the Telco market. We also believe that the deployment of FTTP networks by the Telcos should include less traditional protection requirements.

Our reputation among our customers is one of providing swift responses to their needs with creative and effective solutions, using products compliant with, and in most cases superior in performance to, the demanding specifications of customers. This approach, combined with our history of continually improving technology, improved operations and effective collaborations, allows us to bring product solutions to our customers quickly and at competitive prices.

Principal competitive factors within our markets include price, technology, product features, service, quality, reliability and bringing new products to market on time. Compared to our business and operations, most of our competitors have substantially greater financial, sales, manufacturing and product development resources. We believe that our sales, marketing and research and development departments, our high quality products and service, our contract manufacturers’ low cost production capabilities and our engineering resources, combined with our overvoltage surge protection technology, enable us to maintain our competitive position.

PATENT AND TRADEMARKS

We own or have applied for a number of patents relating to certain of our products or product components and own a number of registered trademarks that are considered to be of value, principally in identifying TII and our products. TII®, In-Line®, Totel Failsafe®, Angle Driver® and HomePlug® are among our registered trademarks. While we consider our patents and trademarks to be important, especially in the early stages of product marketing, we believe that, because of technological advances in our industry, our success depends primarily upon our sales, engineering and manufacturing skills and effective development collaborations which have accelerated the time-to-market of improved and new products. To maintain our industry position, we rely primarily on technical leadership, trade secrets, our proprietary technology and our contract manufacturers’ low cost production capabilities and engineering resources.

GOVERNMENT REGULATION

The Telcos and MSOs are subject to regulation in the United States and in other countries. In the United States, the FCC and various state public service or utility commissions regulate most of the Telcos and other communications access providers who use our products. While those regulations do not typically apply directly to us, the effects of those regulations, which are under continuous review and subject to change, could adversely affect our customers and, ultimately, TII.

The National Electric Code (“NEC”) requires that an overvoltage surge protector listed by UL or another qualified electrical testing laboratory be installed on all traditional Telco copper subscriber telephone lines that are exposed to lightning and accidental contact with electric light or power conductors. We have obtained listing by UL where required.

Compliance with applicable federal, state and local environmental regulations has not had, and we do not believe that compliance in the future will have, a material adverse effect on our earnings, capital expenditures or competitive position.

EMPLOYEES

On March 17, 2008, we had approximately 54 full-time employees. We have not experienced any work stoppage as a result of labor difficulties and believe we have satisfactory employee relations. We are not a party to any collective bargaining agreements.

SEASONALITY

Our operations are subject to seasonal variations primarily due to the fact that our principal products, NIDs, are typically installed on the side of homes. During the hurricane season, sales may increase based on the severity and location of hurricanes and the number of NIDs that are damaged and need replacement. Conversely, during winter months when severe weather hinders or delays the Telco’s installation and maintenance of their outside plant network, NID sales have been adversely affected until replacements can be installed (at which time sales increase).

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a number of risks. Our business and future operating results may be affected by many risks, uncertainties and other factors, including those set forth below. These factors could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects. As a result, the market price of our common stock could decline and you could lose all or part of your investment. The risks, uncertainties and other factors described in this Report are not the only ones we face. There may be additional risks, uncertainties and other factors that we do not currently consider material or that are not presently known to us.

Risks Relating to Our Business

Our primary market, the traditional Telco copper-based transmission network, has been declining over the last several years.

Principally due to the competitive impact of alternative technologies that compete with the Telco’s traditional copper-based transmission network, such as cellular service and FTTP, and competition from MSOs, there have been cutbacks in copper-based construction and maintenance budgets by the Telcos and a reduction in the number of their access lines. As a result, our principal copper-based business has been adversely affected.

In this regard, our major customer, Verizon, continues its strategy to deploy FTTP. This multi-year program has resulted in a reduction of capital outlays on its traditional copper network and has, therefore, impacted our traditional protection based products since FTTP networks require less traditional protection than current copper networks. Though the full extent of the impact to TII of this program is not yet known, we believe that while the current embedded copper infrastructure will continue to play a significant role as a transmission medium for years to come, it will continue to decline year to year. Further, there can be no assurance that this trend will not accelerate.

New product introductions by us could be costly and there is no certainty that we will be able to successfully develop or market them.

In response to the trend by Telco’s to move away from reliance on their copper-based transmission network, we have been expanding our marketing efforts and incurring costs in pursuing new markets with new products designed to take advantage of our proprietary overvoltage surge protection, enclosure technologies and electronic design capabilities, while continuing to meet the needs of our existing customers.

Our success will depend, in large measure, upon our ability to timely identify, develop and market new, competitively priced products, enhance our current product offerings, and develop new products that address our customers’ and the marketplace’s needs for additional functionality and new technologies. In this regard we have been developing various Voice over Internet Protocol, so called VoIP products, new station electronic and other products for Telcos, MSOs and home networking products for consumers. See Item 1, “Business – Products.” The development of new products is subject to a variety of risks, including:

•	Our ability to determine and meet the changing needs of our customers and the marketplace;
•	Our ability to predict market requirements and develop new products meeting those needs in advance of the development of similar or advanced products by our competitors;
•

Our ability to develop and engineer products on a timely basis, within budget and at a quality and performance level that will enable us to manufacture, or have those products manufactured for us, and then sell them on a profitable basis;

•	The availability or ability to obtain sufficient financing to fund any capital investments needed to develop, manufacture, market and sell new products;
•	Product development cycles that can be lengthy and are subject to changing requirements and unforeseen factors that can result in delays;
•	New products or features which may contain defects that, despite testing, are discovered only after a product has been installed and used by customers; and
•	Changing technology, evolving industry standards, changes in customer requirements, and competitive product introductions and enhancements.

We cannot provide assurance that products that we have recently developed or may develop in the future will achieve market acceptance. If our new products fail to achieve market acceptance, or if we fail to develop new or enhanced products that achieve market acceptance, our growth prospects and competitive position could be adversely affected. In addition, we cannot assure you that we will be successful in the development of new, profitable products or that we will not encounter delays, defects or product recalls or that we will be able to respond timely to changing industry and customer needs.

We are dependent upon a small number of customers for most of our revenue and a decrease in sales to these customers could seriously harm our business.

A relatively small number of customers account for most of our revenue. Our principal customer, Verizon, accounted for 29% and 46%, and our other two principal customers, in the aggregate, accounted for 28% and 27%, of our revenue in the years ended December 31, 2007 and 2006, , respectively. See Item 1, “Business – Marketing and Sales.” We expect that, at least in the near term, we will continue to rely on our success in selling our existing and future products to these customers in significant quantities. There can be no assurance that we will be able to retain our largest customers or that we will be able to obtain additional customers or replace key customers we may lose or who may reduce their purchases from us. The loss of one or more of these customers, or a substantial diminution in orders received from these customers, would have a material adverse effect on us.

Our contract with Verizon is a general supply contract and, as such, Verizon is not required to purchase any specific product from us, and our contract also contains other terms favorable to Verizon that could adversely impact our future results of operations.

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

Currently we depend on offshore contract manufacturers, principally in China and Malaysia, for the timely delivery of high quality product. As a result, we are subject to risks of doing business outside the United States, including:

•	potential delays and added delivery expenses in meeting rapid delivery schedules of our customers;
•	potential U.S. government sanctions, such as embargoes and restrictions on importation;
•	potential currency fluctuations;
•	potential labor unrest and political instability;
•	potential restrictions on the transfer of funds;
•	U.S. customs and tariffs;

•	weather, such as Typhoons, that could disrupt the delivery of product from our Pacific Rim contract manufacturers; and
•	health risks in the Pacific Rim region, such as bird flu or SARS.

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

We currently have a credit facility in the amount of $5.0 million. The revolving credit facility is limited by a borrowing base equal to 80% of eligible accounts receivable, plus 30% of inventory subject to certain reserves. The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank’s consent. These include, among other things, covenants that prohibit the payment of dividends and limit our ability to (a) repurchase our stock, (b) incur or guarantee indebtedness, (c) create liens, (d) purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, (e) create or acquire any subsidiary, or (f) substantially change our business.

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

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Shared-based Payment,” which has required us, since June 25, 2005, to measure compensation costs for all stock-based compensation, including stock options, at fair value and to recognize these costs as expenses in our statements of income. The recognition of these expenses in our statements of income will have a negative effect on our earnings and earnings per share, which could negatively impact our future stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

The costs that we incur as a result of being a public company will likely increase significantly in the future.

We incur significant legal, accounting, administrative and other costs and expenses as a public company. We are required to comply with the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and NASDAQ. Compliance with these rules and regulations causes us to incur legal, audit and financial compliance costs, and diverts management’s attention from operations and strategic opportunities. We have incurred significant costs in evaluating and reporting on our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations of the SEC and standards of the Public Company Accounting Oversight Board (PCAOB). We will incur additional costs when our independent registered public accounting firm is required to audit the effectiveness of our internal controls over financial reporting (as presently proposed, for the year ending December 31, 2009), and annually thereafter. We have provided our report on internal control over financial reporting with this filing Report. The process of assessing and testing our internal controls and complying with Section 404 has been, and will continue to be, expensive and time consuming, and it requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. We have in the past discovered, and may in the future discover, areas of our internal controls that require improvement. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Disclosures of material weaknesses could reduce the market’s confidence in our financial statements and harm our stock price and our ability to borrow and raise capital. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the NASDAQ Capital Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Risks Relating to Our Common Stock

We do not anticipate paying dividends.

We intend to retain any future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit agreement prohibits us from declaring and paying any dividends.

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

Our certificate of incorporation and the Delaware General Corporation Law contain provisions that, while intended to enable our Board of Directors to maximize security holder value, could discourage or prevent any attempts by outsiders to obtain control of us through mergers, tender offers, proxy contests and other means and could prevent or delay changes in our management. Generally, attempts to obtain control of a company results in security holders obtaining a premium above the market price of a company’s stock that existed before the attempt is made. These provisions include the following:

•	a shareholder rights plan;
•	the ability to issue preferred stock with terms fixed by our Board of Directors at the time of their issuance without further security holder authorization;
•	a supermajority vote to authorize certain transactions;
•	a classified Board of Directors;
•	a requirement that directors may be removed only by stockholders for cause; and
•	the benefits of Delaware’s “anti-takeover” statutory provisions.

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

The market price of our common stock has been at times, and may in the future be, subject to wide fluctuations. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchase of Equity Securities.” Factors that may adversely affect the market price of our common stock include, among other things:

•	quarter to quarter variations in operating results;
•	the occurrence of events that affect or could affect our operating results;
•	changes in earnings estimates by analysts;
•	announcements regarding technological innovations or new products by us or others;
•	announcements of gains or losses of significant customers or contracts;
•	prospects in the telecommunications industry;
•	changes in the regulatory environment;
•	market conditions; and
•	the sale or attempted sale of large amounts of our common stock into the public markets.

There is no assurance of continued NASDAQ listing of our common stock.

Although we are currently in compliance with the NASDAQ Capital Market continuing listing requirements, we cannot assure you that our common stock will continue to be quoted on NASDAQ. Among other things, our common stock is required to have a minimum bid price of at least $1.00 per share except during certain limited periods. The price range of our common stock on the NASDAQ Capital Market since January 1, 2006 is indicated under Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchase of Equity Securities.” If we fail to maintain a NASDAQ listing by reason of the price of our common stock or other listing maintenance requirements, our common stock will likely be traded on the NASDAQ OTC Bulletin Board or under the quotation system maintained by Pink Sheets, LLC. In such event, the market value of our common stock could decline and security holders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

If our common stock ceases to be listed on NASDAQ, it could be subject to “penny stock” regulations.

Broker/dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 that are not registered on certain national securities exchanges, including NASDAQ. Quotation on the NASDAQ OTC Bulletin Board is not sufficient to avoid being treated as a “penny stock.” The penny stock rules require a broker/dealer, prior to a transaction in a penny stock, not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that, prior to a transaction in a penny stock, the broker/dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements at times have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our securities become subject to the penny stock rules, investors in our securities may find it more difficult to sell their securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

On June 27, 2006, we purchased, pursuant to an agreement dated February 27, 2006, from an unaffiliated third party an approximately 20,000 square foot building located in Edgewood, New York for a purchase price of $2.8 million and subsequently added 5,000 square feet. In June 2007, we moved into this building from a leased facility in Copiague, New York, at which time we terminated that lease.

We also previously leased a 20,000 square foot facility in Toa Alta, Puerto Rico. We terminated the lease and closed this facility in September 2007. This facility contained certain of our assembly and manufacturing, warehousing and quality assurance functions, which have been consolidated and relocated to our new headquarters in Edgewood, New York, in September 2007. Our new facility also houses our principal research and development activities, marketing, administrative and executive offices formerly housed in our Copiague, New York facility.

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Capital Market under the symbol “TIII.” The following table sets forth, for each calendar quarter since January 1, 2006, the high and low sales prices of our common stock on that market:

	High	Low
Year ended December 31, 2007
First Quarter	$ 2.70	$ 2.21
Second Quarter	2.83	2.22
Third Quarter	2.77	2.06
Fourth Quarter	2.20	1.66

Year ended December 31, 2006
First Quarter	$ 2.98	$ 2.08
Second Quarter	3.29	2.15
Third Quarter	3.50	2.18
Fourth Quarter	3.14	1.97

As of March 25, 2008, the Company had approximately 276 holders of record of our common stock.

To date, we have paid no cash dividends. For the foreseeable future, we intend to retain all earnings generated from operations for use in our business. Additionally, our bank credit agreement prohibits the payment of cash dividends.

During 2007, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended, and did not repurchase any shares of its common stock.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 8 “Financial Statements and Supplementary Data” and notes thereto included elsewhere in this Report. Historical operating results are not necessarily indicative of results that may occur in future periods. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Forward-Looking Statements” preceding Item 1 and in Item 1A, “Risk Factors” and elsewhere in this Report. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report.

Overview

Business

We design, manufacture and market network interface devices (“NIDs”), intelligent NIDs (iNIDs), gateways and home networking products, overvoltage surge protection and connectivity solutions for the communications industry.

Our primary products have traditionally been NIDs, which are multi-functional enclosures installed at the subscriber’s location that house the Federal Communications Commission (“FCC”) mandated demarcation point between the telephone operating companies (“Telcos”) owned and subscriber-owned telephone line, over-voltage surge protectors and various station electronics. Since Telcos have been experiencing a decline in the number of traditional copper based telephone land lines, which connect to the residence via a NID, we have been leveraging our more than 40 years of network-related experience aggressively pursuing the growing market for the new products needed to enable the delivery of Triple-Play (telephone, television, and internet) services.

Change in Fiscal Year

Effective December 31, 2005, we changed our fiscal year end from the last Friday in June to December 31. This change was made to align our reporting period with the budgetary and reporting periods of our largest customers and provide an easier comparison of our reported results with those of other companies. The six months ended December 31, 2005 results of operations discussed below are for the transition period June 25, 2005 through December 31, 2005, and is referred to as the “six months ended December 31, 2005.” The period June 26, 2004 through June 24, 2005 is referred to as “fiscal 2005” and the period June 28, 2003 through June 25, 2004 is referred to as “fiscal 2004.” As a result, Management’s Discussion and Analysis of Financial Condition and Results of Operations compares financial information for the following periods:

•	the years ended December 31, 2007 and 2006;
•

the years ended December 31, 2006 and 2005 (which is derived by aggregating our financial information for the six months ended December 31, 2005 with the financial information for the unaudited interim period January 1, 2005 to June 24, 2005); and

•	the six months ended December 31, 2005 and the comparable six months ended December 31, 2004 (unaudited).

Results of Operations

The following tables set forth certain operating information in thousands of dollars and as a percentage of net sales for the periods indicated (except “Income tax (benefit) provision,” which is stated as a percentage of “Income before income taxes”):

	Years ended December 31,
	2007		2006
	Amount	% of Net sales	Amount	% of Net sales	Dollar increase (decrease)
Net sales	$46,846	100.0%	$39,104	100.0%	$7,742
Cost of sales	32,204	68.7%	25,730	65.8%	6,474
Gross profit	14,642	31.3%	13,374	34.2%	1,268

Operating expenses:
Selling, general and administrative	10,926	23.3%	9,721	24.9%	1,205
Research and development	2,214	4.7%	1,899	4.9%	315
Total operating expenses	13,140	28.0%	11,620	29.7%	1,520

Operating income	1,502	3.2%	1,754	4.5%	(252)

Interest expense	(12)	0.0%	(7)	0.0%	(5)
Interest income	172	0.4%	226	0.6%	(54)
Other income	9	0.0%	(2)	0.0%	11

Income before income taxes	1,671	3.6%	1,971	5.0%	(300)
Income tax (benefit) provision	(4,769)	-285.4%	(710)	-36.0%	(4,059)
Net income	6,440	13.7%	2,681	6.9%	3,759

	Years ended December 31,
	2006		2005
			(unaudited)
	Amount	% of Net sales	Amount	% of Net sales	Dollar increase (decrease)
Net sales	$39,104	100.0%	$32,712	100.0%	$6,392
Cost of sales	25,730	65.8%	22,207	67.9%	3,523
Gross profit	13,374	34.2%	10,505	32.1%	2,869

Operating expenses:
Selling, general and administrative	9,721	24.9%	6,878	21.0%	2,843
Research and development	1,899	4.9%	1,811	5.5%	88
Total operating expenses	11,620	29.7%	8,689	26.6%	2,931

Operating income	1,754	4.5%	1,816	5.6%	(62)

Interest expense	(7)	0.0%	(6)	0.0%	(1)
Interest income	226	0.6%	123	0.4%	103
Other income	(2)	0.0%	259	0.8%	(261)

Income before income taxes	1,971	5.0%	2,192	6.7%	(221)
Income tax (benefit) provision	(710)	-36.0%	(4,325)	-197.3%	3,615
Net income	2,681	6.9%	6,517	19.9%	(3,836)

	Years ended December 31,
	2005		2004
			(unaudited)
	Amount	% of Net sales	Amount	% of Net sales	Dollar increase (decrease)
Net sales	$19,921	100.0%	$14,005	100.0%	$5,916
Cost of sales	13,102	65.8%	9,796	69.9%	3,306
Gross profit	6,819	34.2%	4,209	30.1%	2,610

Operating expenses:
Selling, general and administrative	4,170	20.9%	2,772	19.8%	1,398
Research and development	1,075	5.4%	582	4.2%	493
Total operating expenses	5,245	26.3%	3,354	23.9%	1,891

Operating income	1,574	7.9%	855	6.1%	719

Interest expense	(3)	0.0%	(4)	0.0%	1
Interest income	73	0.4%	36	0.3%	37
Other income	(5)	0.0%	(5)	0.0%	-

Income before income taxes	1,639	8.2%	882	6.3%	757
Income tax (benefit) provision	(4,337)	-264.6%	(31)	3.5%	(4,368)
Net income	5,976	30.0%	851	6.1%	(5,125)

	Fiscal Years ended December 31,
	June 24, 2005		June 25, 2004
	Amount	% of Net sales	Amount	% of Net sales	Dollar increase (decrease)
Net sales	$26,796	100.0%	$28,485	100.0%	$(1,689)
Cost of sales	18,901	70.5%	19,877	69.8%	(976)
Gross profit	7,895	29.5%	8,608	30.2%	(713)

Operating expenses:
Selling, general and administrative	5,480	20.5%	5,669	19.9%	(189)
Research and development	1,318	4.9%	1,357	4.8%	(39)
Total operating expenses	6,798	25.4%	7,026	24.7%	(228)

Operating income	1,097	4.1%	1,582	5.6%	(485)

Interest expense	(7)	0.0%	(14)	0.0%	7
Interest income	86	0.3%	32	0.1%	54
Other income	259	1.0%	23	0.1%	236

Income before income taxes	1,435	5.4%	1,623	5.7%	(188)
Income tax (benefit) provision	43	3.0%	60	3.7%	(17)
Net income	1,392	5.2%	1,563	5.5%	(171)

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Net sales in 2007 were $46.8 million compared to $39.1 million in 2006, an increase of $7.7 million or 19.8% due to increased sales of home networking products and connectivity products, offset, in part, by a decline in sales of our NIDs.

Gross profit in 2007 was $14.6 million compared to $13.4 million in 2006, an increase of approximately $1.3 million or 9.5%, while the gross profit margin for those years were 31.3% and 34.2%, respectively. The decrease in gross profit margin is primarily attributable to (i) charges of $1.1 million related to the closing of our Puerto Rico facility (consisting of severance charges of $489,000, accelerated depreciation of $245,000 and other closing expenses of $342,000 recorded during the year ended December 31, 2007), which is included in cost of sales, and (ii) sales of certain lower margin home networking products.

Selling, general and administrative expenses for the year ended December 31, 2007 increased $1.2 million or 12.4% to $10.9 million from $9.7 million in the similar prior year period. The increase over the prior year was primarily due to:

•

an increase in professional and consulting fees of $269,000 primarily related to implementation of Section 404 of the Sarbanes-Oxley Act of 2002 , and an increase in audit fees and costs associated with the implementation of a new enterprise resource planning computer software system in 2007;

•	an increase in share-based compensation expense of $264,000 as a result of stock option grants during 2007 and the fourth quarter of 2006; and
•

charges recorded in 2007 for severance benefits of $273,000 associated with the departure of an executive, partially offset for comparative purposes by severance benefits charges in 2006 related to the departure of two executives.

The balance of the increase is related to miscellaneous items, no one of which is individually material.

Research and development expense was $2.2 million in 2007 compared to $1.9 million in 2006, an increase of $315,000 or 16.6%. This increase is attributable to an increase in personnel and related employee benefits of $212,000, consulting expenses of $75,000 and share-based compensation expense of $52,000, partially offset by a decrease of $73,000 in amounts incurred in the development of certain products completed during 2007. The largest portion of our development efforts is focused on new products for the growth segments of the Telco and MSO markets, primarily broadband deployment.

Interest expense was $12,000 in 2007 compared to $7,000 in 2006, an increase of approximately $5,000 or 71.4%.

Interest income was $172,000 in 2007 compared to $226,000 in 2006, a decrease of approximately $54,000, or 23.9%, which was primarily attributable to lower average cash and cash equivalent balances on hand throughout 2007 than in 2006 due to capital expenditures during the course of 2006 and 2007 for our new facility in Edgewood, New York.

We recorded a benefit from income taxes for the years ended December 31, 2007 and 2006 of $4,769,000 and $710,000, respectively. These benefits primarily resulted from a $5.7 million and a $1.6 million reduction in our deferred tax asset valuation allowance during 2007 and 2006, respectively, net of Federal and state taxes provided on pretax income. These reductions in the valuation allowance were based on our current projections for taxable income, considering, among other things, historical results of operations, a trending decline in our dependence on one customer for a significant portion of our total sales, and our experience in projecting the timing and extent of taxable income in the future.

As of December 31, 2007, we had available Federal net operating loss carryforwards of approximately $27.0 million and tax credits of approximately $222,000 to offset taxable income in the future. We also have $144,000 in tax credits for which we have provided a full valuation allowance as we believe these credits will expire unutilized.

Net income in 2007 was $6.4 million or $0.48 per diluted share compared to net income of $2.7 million or $0.20 per diluted share in 2006, including the income tax benefit of $4.8 million ($0.36 per diluted share) and $710,000 thousand ($0.05 per diluted share) for 2007 and 2006, respectively.

Year Ended December 31, 2006 compared to Year ended December 31, 2005

Net sales in 2006 were $39.1 million compared to $32.7 million in 2005, an increase of $6.4 million or 19.5%. The increase over the prior year was due to increased sales of newly developed VoIP related products for the MSO marketplace and an expansion, beginning in July of 2005, of the territories covered by our supply agreement with Verizon.

Gross profit in 2006 was $13.4 million compared to $10.5 million in 2005, an increase of approximately $2.9 million or 27.3%, while the gross profit margin for those years were 34.2% and 32.1%, respectively. The increase in gross profit was primarily due to the higher sales levels. The improved gross profit margin was primarily due to both the higher sales levels and our relatively low variable overhead cost structure as a result of our high percentage of outsourced production and an improved sales mix of higher margin products.

Selling, general and administrative expenses in 2006 increased $2.8 million or 41.3% to $9.7 million from $6.9 million in 2005. The increase over the prior year was primarily due to:

•	initial and ongoing channel development expenses associated with the new markets we entered,
•	non-recurring charges associated with the departure of two executives,
•	incremental share-based payment expenses, and
•	a general increase in consulting and professional fees.

Research and development expense was $1.9 million in 2006 compared to $1.8 million in 2005, an increase of $0.1 million or 4.9%. The largest portion of our development efforts was focused on new products for the growth segments of the Telco and MSO markets, primarily broadband deployment, and costs associated with the development of our new “OutRigger™” product line that was introduced into the marketplace in 2007.

Interest expense was $7,000 in 2006 compared to $6,000 in 2005, an increase of approximately $1,000 or 16.7%.

Interest income was $226,000 in 2006 compared to $123,000 in 2005, an increase of approximately $103,000 or 83.7%. The increase was primarily attributable to higher average cash and cash equivalent balances coupled with higher prevailing interest rates.

We recorded a benefit from income taxes for the year ended December 31, 2006 of $710,000. The benefit resulted primarily from a $1.6 million reduction in our deferred tax asset valuation allowance in the fourth quarter of 2006 (in response to favorable developments in our projections for taxable income in the future), net of Federal and state taxes provided on our pretax income at statutory rates. During 2005, we reduced our deferred tax asset valuation allowance by $4.4 million based upon our then-current projections for taxable income, considering, among other things: historical results of operations, a decrease in dependence upon one customer for greater than fifty percent of sales, volatility in the telecommunications market and our experience in projecting the timing and extent of taxable income in the future.

As of December 31, 2006, we had available Federal net operating loss carryforwards of approximately $29.9 million and tax credits of approximately $0.6 million to offset taxable income in the future.

Net income in 2006 was $2.7 million, or $0.20 per diluted share, compared to net income of $6.5 million or $0.52 per diluted share in 2005, including the income tax benefits of $710,000 thousand  ($0.05 per diluted share) and $4.4 million ($0.35 per diluted share) in 2006 and 2005, respectively.

Six Months Ended December 31, 2005 compared to Six Months ended December 31, 2004

Net sales for the six months ended December 31, 2005 were $19.9 million compared to $14.0 million for the comparative prior year period, an increase of $5.9 million or 42.2%. The increase over the prior year comparative period was due to the filling of initial stocking orders under the expanded general supply agreement we received from our largest customer in July 2005, a general increase in sales due to the expanded territories covered under this replacement agreement and increased sales to existing and new customers of recently developed products, including DSL and VoIP products.

Gross profit for the six months ended December 31, 2005 was $6.8 million compared to $4.2 million for the comparative prior year period, an increase of approximately $2.6 million or 62.0%, while the gross profit margin for those periods were 34.2% and 30.1%, respectively. The increase in gross profit was primarily due to the higher sales levels. The improved gross profit margin was primarily due to both the higher sales levels and our relatively low variable overhead cost structure as a result of our high percentage of outsourced production and an improved sales mix of higher margin products.

Selling, general and administrative expenses for the six months ended December 31, 2005 increased $1.4 million or 50.4% to $4.2 million from $2.8 million in the similar prior year period. This increase was primarily due to the following factors: initial ramp-up of marketing efforts associated with our planned introduction of our new multi-service residential gateway, increased sales and marketing expenses associated with our entrance into new markets, professional fees associated with changing our fiscal year-end to December 31, an increase in sales related expenses due to the higher sales levels and stock option expense as a result of the adoption of SFAS No. 123(R) “Share-Based Payment.”

Research and development expense was $1.1 million for the six month period ended December 31, 2005 compared to $582,000 for the six month period ended December 31, 2004. This higher level of expenditure reflects our increased efforts to develop new products for the growth segments of the Telco and MSO markets, including VoIP and DSL related products.

Interest expense was $3,000 in the six month period ended December 31, 2005 compared to $4,000 in the comparable period in 2004, a decrease of approximately $1,000 or 25%.

Interest income was $73,000 in the six month period ended December 31, 2005 compared to $36,000 in the comparable six month period of 2004, an increase of approximately $37,000 or 102%.

Despite our pretax income, we recorded a benefit from income taxes for the six months ended December 31, 2005 of $4.3 million. Until the quarter ended December 31, 2005, we had provided a full valuation allowance against our accumulated deferred tax assets, reflecting uncertainty about future profitability and our ability to realize these assets. In the quarter ended December 31, 2005, management reassessed the valuation allowance previously established against deferred tax assets. Factors considered included: historical results of operations, dependence on one customer for greater than fifty percent of sales, volatility in the telecommunications market and our experience in projecting the timing and extent of taxable income in the future. Based on an analysis of these factors at December 31, 2005, management concluded that it was more likely than not that a portion of our deferred tax assets would be realized and, accordingly, reduced the valuation allowance which resulted in an income tax benefit of approximately $4.4 million. No reversal occurred during the six months ended December 31, 2004.

Net income for the six month period ended December 31, 2005 was $6.0 million or $0.46 per diluted share, including the tax benefits of $4.4 million described above relating to the reduction of valuation allowance, compared to net income of $851,000 in the comparable six month period of 2004.

Fiscal Years Ended June 24, 2005 and June 25, 2004

Net sales in fiscal 2005 decreased $1.7 million or 5.9% to $26.8 million from $28.5 million in fiscal 2004. The decrease in sales was the result of a sharp increase in the need for our products in the first quarter of fiscal 2004, primarily due to the hurricanes that occurred in the areas serviced by our principal customer during the summer of calendar 2003.

Gross profit in fiscal 2005 was $7.9 million compared to $8.6 million in fiscal 2004, a decrease of approximately $713,000, or 8.3%. Gross profit margins as a percentage of net sales for those periods were 29.5% and 30.2%, respectively. The lower gross profit levels and margin was due to the effect of fixed overhead costs on lower sales levels.

Selling, general and administrative expenses in fiscal 2005 were $5.5 million compared to $5.7 million in fiscal 2004, a decrease of approximately $189,000 or 3.3% due to the absence in fiscal 2005 of gains of $222,000 realized in fiscal 2004 from the sale of our two remaining condominiums in Puerto Rico. Selling, general and administrative expenses increased by $33,000 in fiscal 2005, excluding the effect of these gains.

Research and development expenses in fiscal 2005 were $1.3 million compared to $1.4 million in fiscal 2004, a decrease of approximately $39,000 or 2.9%. Though essentially spending at the same level over the last three fiscal years, we had been spending a higher portion of these expenses on products outside its traditional copper-based telecom related protection products as it seeks to diversify its traditional customer and product base.

Interest expense was $7,000 in fiscal 2005 compared to $14,000 in fiscal 2004, a decrease of approximately $7,000 or 50%. The decline was due to lower levels of lease financing obligations which were fully repaid in fiscal 2004.

Interest income for fiscal 2005 was $86,000 compared to $32,000 in fiscal 2004, an increase of approximately $54,000. The increases were due to higher average cash and cash equivalent balances held by us.

Other income in fiscal 2005 resulted from a gain of $265,000 from the net settlement received from the surrender of whole-life insurance policies that we had on the life of the Company’s Chief Executive Officer.

In fiscal 2005 and 2004, we recorded a provision for income taxes of $43,000 and $60,000, respectively, primarily due to the availability of net operating loss carryforwards to offset a substantial portion of our taxable income. (See Note 7 of Notes to Consolidated Financial Statements for information relating to our net operating loss carryforwards.) The recorded provision for income taxes reflects certain state and alternative minimum taxes.

Net income for fiscal 2005 was $1.4 million or $0.11 per diluted share, compared to net income of $1.6 million or $0.12 per diluted share in fiscal 2004.

Impact of Inflation

We do not believe our business is affected by inflation to a greater extent than the general economy. Our products contain a significant amount of plastic that is petroleum based. We import most of our products from contract manufacturers, principally in Malaysia and China and fuel costs are a significant component of transportation costs to obtain delivery of products. Accordingly, increased petroleum prices have a negative impact on the cost of our products and our profit. Also, increased labor costs in the countries in which our contract manufacturers produce products for us could increase our cost of acquiring products. We monitor the impact of inflation and attempt to adjust prices where market conditions permit, except that we may not increase prices under the Verizon Agreement. Inflation has not had a significant effect on our operations during any of the reported periods.

Liquidity and Capital Resources

As of December 31, 2007, we had $16.4 million of working capital, which included $3.3 million of cash and cash equivalents, and our current ratio was 4.9 to 1. Our cash and cash equivalents decreased during the year ended December 31, 2007 by $2.1 million to $3.3 million from $5.4 million. During the year ended December 31, 2007, the Company generated $1.0 million of net cash from operating activities principally due to net cash generated from operating earnings of $4.6 million (net earnings of $6.4 million plus (i) depreciation and amortization expense of $1.4 million, (ii) net loss on disposal of capital assets of $386,000 and (iii) non-cash share based compensation of $1.1 million, less the deferred income tax benefit of $4.9 million) and an increase in accounts payable and accrued liabilities of $1.5 million. The generation of cash due to net cash from operating earnings and the changes in operating liabilities was offset, in part, by increases in accounts receivable of $3.9 million, other assets of $96,000 and inventories of $855,000. Financing activities, primarily the exercise of employee and director stock options, provided $1.2 million of cash. These increases in cash were offset by investing activities which used cash of $4.3 million for capital expenditures, primarily for improvements to our new facility, which was used to consolidate our New York and Puerto Rico operations.

We believe that existing cash, coupled with internally generated funds and our available line of credit, will be sufficient for our working capital requirements and capital expenditure needs for the foreseeable future.

In December 2006, we entered into a credit agreement with JP Morgan Chase Bank, N.A. which replaced a $3 million credit facility with another lender. Under the new credit agreement, we are entitled to borrow from the bank up to $5.0 million in the aggregate at any time outstanding, limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable plus 30% of inventory, subject to certain reserves. Loans under the credit agreement mature on December 31, 2008. We had no borrowings outstanding under the credit agreement during 2007.

Outstanding loans under the credit agreement bear interest at our option of either (a) the greater of (i) the bank’s prime rate less 1.25% per annum or (ii) 1.00% per annum, or (b) under a formula based on LIBOR. We also pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

Our obligations under the credit agreement are collateralized by all of our accounts receivable and inventory, and are guaranteed by one of our subsidiaries.

The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank’s consent. These include, among other things, covenants that prohibit the payment of dividends and limit our ability to (a) repurchase our stock, (b) incur or guarantee indebtedness, (c) create liens, (d) purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, (e) create or acquire any subsidiary, or (f) substantially change our business. The credit agreement requires us to maintain, as of the end of each fiscal quarter, (a) tangible net worth and subordinated debt of at least $22.0 million, (b) a ratio of net income before interest expense and taxes for the 12-month period ending with that fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and (c) a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with that fiscal quarter of not greater than 2.5 to 1.0. As of December 31, 2007, we were in compliance with all covenants in the credit agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet contractual arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments. We believe that the determination of the carrying value of our inventories and long-lived assets, the valuation allowance of deferred tax assets and valuation of share-based payment compensation are the most critical areas where management’s judgments and estimates most affect our reported results. While we believe our estimates are reasonable, misinterpretation of the conditions that affect the valuation of these assets could result in actual results varying from reported results, which are based on our estimates, assumptions and judgments as of the balance sheet date.

Inventories are required to be stated at net realizable value at the lower of cost or market. In establishing the appropriate inventory write-downs, management assesses the ultimate recoverability of the inventory, considering such factors as technological advancements in products as required by our customers, average selling prices for finished goods inventory, changes within the marketplace, quantities of inventory items on hand, historical usage or sales of each inventory item, forecasted usage or sales of inventory and general economic conditions.

We review long-lived assets, such as fixed assets to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows undiscounted and without interest is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds its fair value.

Accounts receivable is presented net of allowances for doubtful accounts and sales returns based upon our estimate of known issues and expected trends.

Consistent with the provisions of Statement of Financial Accounting Standard No. 109 (“SFAS No. 109”) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), we regularly estimate our ability to recover deferred tax assets, and report these assets at the amount that is determined to be “more-likely-than-not” recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. During the years ended December 31, 2007 and December 31, 2006, in response to favorable developments in our projections for taxable income in the future, and the six months ended December 31, 2005, based primarily upon positive evidence derived from our sustained levels of historical profitability and our projections for taxable income in the future, we reduced our valuation allowance against deferred tax assets to reflect the amount of deferred tax assets determined to be more-likely than not recoverable. In the event that evidence becomes available in the future to indicate that the valuation of our deferred tax assets should be adjusted (for example, significant changes in our projections for future taxable income), our estimate of the recoverability of deferred taxes may change, resulting in an associated adjustment to earnings in that period.

With the adoption of SFAS No. 123(R) on June 25, 2005, we are required to record the fair value of share-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and expected term assumptions require a greater level of judgment. We estimate expected stock-price volatility based primarily on historical volatility of the underlying stock using daily price observations over a period equal to the expected term of the option, but also consider whether other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected volatility. With regard to our estimate of expected term, as adequate information with respect to historical share option exercise experience is not available, we primarily consider the vesting term and original contractual term of options granted.

Recently Adopted Accounting Pronouncements

On January 1, 2007, we adopted FIN 48 which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from that position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and also requires increased disclosures. When the tax law requires interest to be paid on an underpayment of income taxes, we recognize interest, which is classified as tax expense in the consolidated statements of income, in the first period that interest begins to accrue according to relevant provisions of the tax law. The amount of interest to be recognized is computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with this interpretation and the amount previously taken or expected to be taken on a tax return. The adoption of FIN 48 did not result in any adjustment to the recognized benefits from our uncertain tax positions.

In 2006, we adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. In 2006, we changed our method of quantifying errors in accordance with SAB No. 108 and, as a result, recorded a reduction in our accumulated deficit as of January 1, 2006, of $162,000, net of tax.

Recently Issued Accounting Pronouncements – Not Yet Adopted

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity is to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are to be recognized in earnings as incurred and not deferred. SFAS 159 becomes effective for us in the calendar year ending December 31, 2008. We are currently evaluating the impact of the provisions of SFAS 159 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS 157 becomes effective for us in the calendar year ending December 31, 2008. We are currently evaluating the impact of the provisions of SFAS 157 on our consolidated financial statements.

IITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risks, including changes in interest rates. The interest payable under our credit facility, under which we had no borrowings during December 31, 2007, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to our consolidated operating results, as we have not borrowed to any significant degree.

Our products contain a significant amount of plastic that is petroleum based. We import most of our products from contract manufacturers, principally in Malaysia and China. The increased cost of petroleum has negatively impacted the cost of our products, and we continue to take steps to mitigate the affect on the profit we realize.

We require foreign sales to be paid in U.S. currency, and we are billed by our contract manufacturers in U.S. currency. Since one of our Pacific Rim suppliers is based in China, the cost of our products could be affected by changes in the valuation of the Chinese Yuan.

Historically, we have not purchased or entered into interest rate swaps or future, forward, option or other instruments designed to hedge against changes in interest rates, the price of materials we purchase or the value of foreign currencies.

We do not believe that a 10% change in interest rates, petroleum prices, precious metals prices or foreign currency exchange rates would have a significant impact on our financial position or result of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TII Network Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of TII Network Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007, the six months ended December 31, 2005, and the fiscal year ended June 24, 2005. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule (Schedule II). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TII Network Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, the six months ended December 31, 2005, and the fiscal year ended June 24, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to the accompanying consolidated financial statements, the Company changed its method of quantifying errors in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements, effective December 31, 2006, and adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, effective June 25, 2005.

/s/ KPMG

Melville, New York

March 31, 2008

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,261	$5,362
Accounts receivable, net of allowance of $90 and $30 at December 31, 2007 and 2006, respectively	6,994	3,068
Inventories	9,219	8,364
Deferred tax assets, net	674	1,251
Other current assets	372	277
Total current assets	20,520	18,322

Property, plant and equipment, net	9,680	7,119
Deferred tax assets, net	9,358	3,899
Other assets, net	93	125
Total assets	$39,651	$29,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,301	$718
Accrued liabilities	1,856	1,914
Total current liabilities and total liabilities	4,157	2,632

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, including 30,000 shares of series D junior participating; no shares outstanding	—	—
Common stock, par value $.01 per share; 30,000,000 shares authorized; 13,499,541 shares issued and 13,481,904 shares outstanding as of December 31, 2007, and 12,550,306 shares issued and 12,532,669 shares outstanding as of December 31, 2006	135	126
Additional paid-in capital	41,358	39,146
Accumulated deficit	(5,718)	(12,158)
	35,775	27,114
Less: Treasury shares, at cost, 17,637 common shares at December 31, 2007 and 2006	(281)	(281)
Total stockholders’ equity	35,494	26,833

Total liabilities and stockholders’ equity	$39,651	$29,465

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years ended		Six Months Ended	Fiscal Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005	June 24, 2005
Net sales	$46,846	$39,104	$19,921	$26,796
Cost of sales (includes restructuring charges of $1,076 for the year ended December 31, 2007)	32,204	25,730	13,102	18,901

Gross profit	14,642	13,374	6,819	7,895

Operating expenses:
Selling, general and administrative	10,926	9,721	4,170	5,480
Research and development	2,214	1,899	1,075	1,318
Total operating expenses	13,140	11,620	5,245	6,798

Operating income	1,502	1,754	1,574	1,097

Interest expense	(12)	(7)	(3)	(7)
Interest income	172	226	73	86
Other income (expense)	9	(2)	(5)	259

Income before income taxes	1,671	1,971	1,639	1,435

Income tax (benefit) provision	(4,769)	(710)	(4,337)	43

Net income	$6,440	$2,681	$5,976	$1,392

Net income per common share:
Basic	$0.50	$0.22	$0.49	$0.12

Diluted	$0.48	$0.20	$0.46	$0.11

Weighted average common shares outstanding:
Basic	12,821	12,397	12,229	11,971
Diluted	13,502	13,474	13,001	12,687

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders Equity

Balance June 25, 2004	11,907,784	$119	$37,992	$(22,369)	$(281)	$15,461

Exercise of warrants	253,312	3	(3)	—	—	—
Net income for the fiscal year	—	—	—	1,392	—	1,392

Balance June 24, 2005	12,161,096	122	37,989	(20,977)	(281)	16,853

Exercise of stock options	164,300	2	101	—	—	103
Share-based compensation	—	—	162	—	—	162
Restricted stock awards	18,923	—	25	—	—	25
Net income for six months	—	—	—	5,976	—	5,976
Balance December 31, 2005	12,344,319	124	38,277	(15,001)	(281)	23,119

Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of taxes	—	—	—	162	—	162

Adjusted balance at January 1, 2006	12,344,319	124	38,277	(14,839)	(281)	23,281

Exercise of stock options	153,350	2	118	—	—	120
Share-based compensation	—	—	743	—	—	743
Restricted stock awards	35,000	—	—	—	—	—
Stock option excess tax benefit	—	—	8	—	—	8
Net income for the year	—	—	—	2,681	—	2,681

Balance December 31, 2006	12,532,669	126	39,146	(12,158)	(281)	26,833

Exercise of stock options	893,450	9	1,131	—	—	1,140
Share-based compensation	—	—	1,000	—	—	1,000
Restricted stock awards	55,785	—	68	—	—	68
Stock option excess tax benefit	—	—	13	—	—	13
Net income for the year	—	—	—	6,440	—	6,440
Balance December 31, 2007	13,481,904	$135	$41,358	$(5,718)	$(281)	$35,494

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended		Six months ended	Fiscal year ended
	December 31, 2007	December 31, 2006	December 31, 2005	June 24, 2005
Cash Flows from Operating Activities
Net income	$6,440	$2,681	$5,976	$1,392
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,429	1,284	563	1,136
Share-based compensation	1,068	743	187	—
Deferred income taxes	(4,873)	(797)	(4,400)	—
Loss on write-offs and disposals of capital assets	386	158	25	(198)
Excess tax benefits from stock option exercises	(13)	(8)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,926)	497	400	(471)
Inventories	(855)	118	417	(3,494)
Other assets	(96)	(19)	149	113
Accounts payable and accrued liabilities	1,479	(255)	(2,347)	2,955
Long-term obligation	—	—	96	—
Net cash provided by operating activities	1,039	4,402	1,066	1,433

Cash Flows from Investing Activities
Capital expenditures	(4,326)	(4,494)	(374)	(1,430)
Proceeds from sale of capital assets	33	—	2	362
Net cash used in investing activities	(4,293)	(4,494)	(372)	(1,068)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	1,140	120	103	—
Excess tax benefits from stock option exercises	13	8	—	—
Net cash provided by financing activities	1,153	128	103	—

Net (decrease) increase in cash and cash equivalents	(2,101)	36	797	365

Cash and cash equivalents, at beginning of year	5,362	5,326	4,529	4,164

Cash and cash equivalents, at end of year	$3,261	$5,362	$5,326	$4,529

Non-cash Investing and Financing Activities
Capital additions included in accounts payable	$46	$—	$—	$—

Cash paid during the year for interest	$12	$7	$3	$7

Cash paid during the year for income taxes	$114	$76	$8	$18

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Description of Business and Summary of Significant Accounting Policies

Business

TII Network Technologies, Inc. and subsidiaries (together  “TII,” the “company,” “we,” “us,” or “our”) design, manufacture and market network interface devices (“NIDs”), gateways and home networking products, over-voltage surge protection and connectivity solutions for the communications industry.

Change in Fiscal Year

Effective December 31, 2005, we changed our fiscal year end from the last Friday in June to December 31. This change was made to align our reporting period with the budgetary and reporting periods of our largest customers and provide an easier comparison of our reported results with those of other companies. The six months ended December 31, 2005 results are for the transition period from June 25, 2005 through December 31, 2005, which is referred to as the “six months ended December 31, 2005.” The period from June 26, 2004 through June 24, 2005 is referred to as “fiscal 2005.”

Principles of Consolidation

The consolidated financial statements include the accounts of TII Network Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our more significant estimates include the valuation of accounts receivable, inventory, deferred income taxes and the fair value of share-based payments. Actual results could differ from such estimates.

Cash Equivalents

All highly liquid investments with an original maturity at the time of purchase of three months or less are considered cash equivalents. Cash equivalents of $3,261,000 and $3,750,000 at December 31, 2007 and December 31, 2006, respectively, consisted of money market accounts.

Inventories

Inventories (materials, direct labor and applicable overhead) are stated at the lower of cost or market, on the first-in, first-out basis.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset. The estimated useful lives for each category of property, plant and equipment are as follows:

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated useful life (in years)
Building and building improvemnts	30
Machinery and equipment	5 - 10
Computer hardware and software	3 - 5
Office furniture, fixtures, equipment and other	3 - 5

Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

Revenue Recognition

Our sales are derived from the sale of our products. We do not provide any services to our customers. Product sales are recorded when there is persuasive evidence of the arrangement, usually a customer purchase order, the products are shipped, title passes to the customer, and the price is fixed and determinable and probable of collection. Once a product is shipped, we have no acceptance or other post-shipment obligations. Accounts receivable as of December 31, 2007 and 2006, are presented net of allowances for doubtful accounts and sales returns of $90,000 and $30,000, respectively, based upon management’s estimate of known issues and expected trends.

In the normal course of business, we are assessed non-income related taxes by governmental authorities, including sales and use tax, and we collect those taxes from our customers. We present revenues net of these taxes.

Other Assets

Included in other assets at December 31, 2007 and 2006, are $81,000 and $117,000, respectively, of patent costs, net of accumulated amortization, which are amortized on a straight-line basis over the lesser of the life of the related products or the patents. Amortization of patent costs was $36,000 for the years ended December 31, 2007 and 2006, $18,000 for the six months ended December 31, 2005 and $36,000 for fiscal 2005.

Included in other assets in fiscal 2005 was $145,000 of cash surrender value of key-man life insurance. In March 2005, we surrendered the associated whole-life insurance policies for a net settlement of $410,000, resulting in a gain of $265,000 which is included in the accompanying consolidated statement of income in other income in the fiscal year ended June 24, 2005.

In the fiscal year ended June 24, 2005, we sold our remaining two condominiums in Puerto Rico for $115,000. The resulting aggregate gain of $222,000 from the sale is included in selling, general and administrative expenses in the accompanying consolidated statement of income in the fiscal year ended June 24, 2005.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss would be recognized in the amount by which the carrying amount of the asset exceeds its fair value.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In connection with our adoption of SFAS 123(R), we use the with-and-

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

without approach described in EITF Topic No. D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” to determine the recognition and measurement of excess tax benefits. For financial statement purposes, certain of our net operating loss carryforwards contain deductions for share-based payments in excess of the related compensation expense recognized. In determining the period in which related tax benefits are realized for book purposes, such excess share-based compensation deductions included in net operating losses are realized after regular net operating losses are exhausted.

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it meets a “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes and accounting in interim periods and also requires increased disclosures. When the tax law requires interest to be paid on an underpayment of income taxes, we recognize interest, which is classified as tax expense in the consolidated statements of income, in the first period that interest begins to accrue according to relevant provisions of the tax law. The amount of interest to be recognized is computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with this interpretation and the amount previously taken or expected to be taken on a tax return. The adoption of FIN 48 did not result in any adjustment to the recognized benefits from our uncertain tax positions.

Net Income Per Common Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders (which for us equals our net income) by the weighted average number of common shares outstanding, with the calculation of diluted EPS adding the dilutive effect of stock options and other common stock equivalents to the denominator. Antidilutive shares aggregating 1,650,000, 970,000, 657,000, and 526,000 have been omitted from the calculation of dilutive EPS for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the fiscal year ended June 24, 2005, respectively. The calculation of the numerators and denominators of the basic and diluted income per share is as follows (in thousands, except per share amounts):

	Years ended December 31,		Six months ended	Fiscal year ended
	2007	2006	December 31, 2005	June 24, 2005
Numerator for diluted EPS calculation:
Net income	$6,440	$2,681	$5,976	$1,392

Denominator for diluted EPS calculation:
Weighted average shares outstanding - Basic	12,821	12,397	12,229	11,971
Effect of dilutive stock options	681	1,003	718	716
Effect of stock awards	—	74	54	—
	13,502	13,474	13,001	12,687

Diluted EPS	$0.48	$0.20	$0.46	$0.11

Advertising Costs

We incur advertising costs for sales and marketing initiatives, including advertisements in magazines, brochures and mailings, promotions, public relations and tradeshows. For the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the fiscal year ended June 24, 2005, advertising costs were $239,000, $203,000, $49,000 and $66,000, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments.

Share-Based Payment

Effective June 25, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This statement replaced SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), and supersedes APB No. 25. SFAS 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that this cost be measured at the fair value of the award. We adopted this statement using the modified prospective method, which requires recognition of compensation expense on a prospective basis. Under this method, in addition to recording compensation expense for new share-based awards, expense is also recorded over the remaining service period of awards not fully vested as of the adoption date of SFAS 123(R). Prior period consolidated financial statements have not been restated. SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected in the consolidated statements of cash flows as financing cash inflows instead of operating cash inflows.

Expense recognized as a result of applying the provisions of SFAS 123(R) was $1,068,000 and $743,000 for the years ended December 31, 2007 and 2006, respectively, and $187,000 for the six months ended December 31, 2005. As of December 31, 2007, the total unrecognized compensation cost related to non-vested stock awards was $2.2 million and the related weighted-average period over which this remaining expense is expected to be recognized is 3.2 years. See Note 8 for additional information on shared-based compensation.

Prior to our adoption of SFAS 123(R), we followed the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” requiring SFAS 123 pro forma information regarding net income and net income per common share as if compensation cost for our share-based awards had been determined in accordance with the fair value method prescribed therein. The pro forma charge for compensation cost related to share-based awards granted was recognized over the service period. For stock options, the service period represented the period of time between the date of grant and the date each option becomes exercisable. If we had elected to recognize share-based compensation cost based on the fair value provisions of SFAS 123 in fiscal 2005, our net income and net income per common share would have been the pro forma amounts as indicated in the table below.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal year ended June 24, 2005
Net income:
As reported	$1,392,000
Deduct: Total stock-based compensation expense using fair value method, net of income taxes	459,000
Pro forma net income	$933,000

Basic net income per share:
As reported	$0.12
Pro forma	$0.08

Diluted net income per share:
As reported	$0.11
Pro forma	$0.07

Comprehensive Income

Comprehensive income equaled net income for all periods presented.

Segment Information

We have evaluated the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and have determined that we have one reportable segment. We have disclosed the geographic information, major suppliers and major customers’ requirements in Note 10.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity is to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are to be recognized in earnings as incurred and not deferred. SFAS 159 becomes effective for us in the calendar year ending December 31, 2008. We are currently evaluating the impact of the provisions of SFAS 159 on our consolidated financial statements.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS 157 becomes effective for us in the calendar year ending December 31, 2008. We are currently evaluating the impact of the provisions of SFAS 157 on its consolidated financial statements.

NOTE 2 – Staff Accounting Bulletin No. 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current year Financial Statements” (“SAB 108”). Prior to 2006, we quantitatively evaluated misstatements using the “roll-over” (income statement) method. As a result of the adoption of SAB 108, we changed our method of quantifying and evaluating errors to a “dual” (income statement and balance sheet) method. The transition provisions of SAB 108 permitted us to adjust for the cumulative effect on accumulated deficit of previously immaterial adjustments relating to prior years. Such adjustments do not require previously filed reports with the SEC to be amended.

Upon adoption of SAB 108, we corrected our consolidated financial statements to reduce the allowance for doubtful accounts receivable by $59,000 and reduce accrued expenses by $158,000 for excess amounts established prior to January 1, 2006. The accrued expense adjustments related to an unreconciled amount ($50,000), and other excess accruals for income taxes payable ($63,000), real estate taxes payable ($29,000), and professional services ($16,000). These adjustments were not considered material to any prior period when evaluated using the roll-over method. As these adjustments were considered to be material under the dual method as of January 1, 2006, we recorded a cumulative effect adjustment to decrease our accumulated deficit as of January 1, 2006 by $162,000, net of tax of $55,000.

Note 3 – Puerto Rico Facility Closing

In June 2007, our Board of Directors approved a plan to consolidate the operations of our Puerto Rico leased facility into our new headquarters in Edgewood, New York, resulting in the closure of the Puerto Rico facility. During the year ended December 31, 2007, we incurred costs aggregating $1,076,000 related to this plan as described below. All of these costs were included in cost of sales during the year ended December 31, 2007.

In accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), a severance charge of $489,000 was recorded for the year ended December 31, 2007, all of which was paid prior to December 31, 2007. We do not expect to incur any additional severance costs as a result of this plan.

In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as a result of the decision to close the Puerto Rico facility, we revised the useful life estimates for certain fixed assets that were in use at this facility and that were disposed after the facility closed. This resulted in recording accelerated depreciation of $245,000 for the year ended December 31, 2007.

In addition to the charges above, we recorded $375,000 during the year ended December 31, 2007, related to inventory write-offs, costs associated with the relocation of an employee, costs related to relocating inventory and equipment, and other miscellaneous shut-down costs. These costs were partially offset by a gain of $33,000 from the sale of equipment.  Upon adoption of the provisions of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Asset Retirement Obligations” in 2005, we recorded an asset retirement obligation of $109,000 for the estimated cost to restore the leased facility in Puerto Rico to its original condition at the end of the lease. This liability was $39,000 at December 31, 2007:

Balance January 1, 2007	$ 109,000
Liabilities settled	(70,000)
Balance December 31, 2007	$ 39,000

There were no changes to the estimated fair value of this obligation for the year ended December 31, 2007.

NOTE 4 – Inventories

The following table represents the cost basis of each major class of inventory as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Raw material and subassemblies	$1,048,000	$1,354,000
Work in progress	166,000	275,000
Finished goods	8,005,000	6,735,000
	$9,219,000	$8,364,000

NOTE 5 – Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset. The following table represents the amounts of each major class of property, plant and equipment as of December 31, 2007 and December 31, 2006:

	December 31,
	2007	2006
Land	$1,244,000	$—
Building and building improvements	4,288,000	—
Construction in progress	107,000	3,467,000
Machinery and equipment	7,773,000	8,540,000
Computer hardware and software	314,000	404,000
Leasehold improvements	—	5,000
Office furniture, fixtures, equipment and other	730,000	268,000
	$14,456,000	$12,684,000
Less: accumulated depreciation and amortization	(4,776,000)	(5,565,000)
	$9,680,000	$7,119,000

In June 2006, we purchased land and a building located in Edgewood, New York for a purchase price of $2.8 million. In June 2007, we moved into this new facility, placed these assets into service and reclassified all related amounts from construction in progress to land, building and building improvements. These assets, including assets recorded to construction in progress during the year ended December 31, 2007, were classified as follows: Land, $1,244,000; Building, $1,556,000; Building improvements, $2,246,000; and Furniture and equipment, $506,000.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded a loss on disposal of capital assets of $174,000 for the year ended December 31, 2007 in connection with the move to our new corporate headquarters facility and write-offs of obsolete equipment. During the year ended December 31, 2006, we recorded a charge of $158,000 related to write-offs of obsolete equipment as a result of our fixed asset impairment test. Such charges are included in depreciation and amortization within selling, general and administrative expenses.

We sold assets from our Puerto Rico facility, which was closed in September 2007 (see Note 3) for a gain of $33,000, which is included in cost of sales for the year ended December 31, 2007.

Depreciation and amortization of plant and equipment was $1,393,000 and $1,248,000 for the years ended December 31, 2007 and 2006, respectively, $545,000 for the six months ended December 31, 2005, and $1,100,000 for fiscal 2005. During the year ended December 31, 2007, we recorded accelerated depreciation of $245,000 related to assets that were in use at our Puerto Rico facility and disposed of subsequent to the close of this facility. See Note 3 for additional information.

During 2007 we capitalized $217,000 of costs related to the implementation of a new enterprise resource planning computer software application. Amounts capitalized during the year ended December 31, 2006 of $166,000 were included in construction in progress at December 31, 2006. On October 1, 2007, this asset was placed into service.

During the three months ended December 31, 2007, we capitalized $61,000 of costs incurred for the development of our new external website. These costs are classified as construction in progress as of December 31, 2007 as the website was not complete at this date.

NOTE 6 - Revolving Credit Facility:

In December 2006, we entered into a credit agreement with JPMorgan Chase Bank, N.A. which replaced a $3 million credit facility with another lender. Under the new credit agreement, we are entitled to borrow from the bank up to $5 million outstanding at any one time, but limited to a borrowing base equal to 80% of eligible accounts receivable plus 30% of inventory, subject to certain reserves. Loans under the credit agreement mature on December 31, 2008. As of December 31, 2007, we had no borrowings outstanding under the credit agreement.

Outstanding loans under the credit agreement bear interest at our option at either (a) the greater of (i) the bank’s prime rate less 1.25% per annum or (ii) 1.00% per annum, or (b) under a formula based on LIBOR. We are also to pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

Our obligations under the credit agreement are collateralized, pursuant to a Continuing Security Agreement, by all of our accounts receivable and inventory, and are also guaranteed by one of our subsidiaries.

The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank’s consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to (a) repurchase stock, (b) incur or guarantee indebtedness, (c) create liens, (d) purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, (e) create or acquire any subsidiary, or (f) substantially change our business. The credit agreement requires us to maintain, as of the end of each fiscal quarter, (a) tangible net worth and subordinated debt of at least $22.0 million, (b) a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and (c) a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0. As of December 31, 2007, we were in compliance with all financial covenants in the credit agreement.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Income Taxes

The components of the income tax benefit for the years ended December 31, 2007 and 2006, and the six months ended December 31, 2005 are as follows (dollars in thousands):

	Years ended December 31,		Six months ended December 31,
	2007	2006	2005
Current
Federal	$56	$67	$46
State	47	20	17
Total current	$103	$87	$63

Deferred
Federal	$(4,652)	$(745)	$(4,030)
State	(220)	(52)	(370)
Total deferred	$(4,872)	$(797)	$(4,400)

Total income tax benefit	$(4,769)	$(710)	$(4,337)

The following table is a reconciliation from our income tax provision based on the U.S. federal statutory income tax rate to the income tax benefit reported for financial reporting purposes (dollars in thousands):

	Years ended December 31,				Six months ended December 31,
	2007	%	2006	%	2005	%

Tax at statutory rate	$568	34.0%	$670	34.0%	$558	34.0%
Increase (reduction) in income taxes from:
State and local income taxes, net of federal income tax effect	41	2.5%	(27)	-1.4%	11	0.7%
Change in state tax rate	144	8.6%	59	3.0%	—	0.0%
Share-based compensation	155	9.3%	52	2.6%	22	1.3%
Meals and entertainment	28	1.7%	23	1.2%	7	0.4%
Change in valuation allowance	(5,748)	-344.0%	(1,546)	-78.4%	(4,939)	-301.2%
Other, net	43	2.6%	59	3.0%	4	0.2%
	$(4,769)	-285.4%	$(710)	-36.0%	$(4,337)	-264.5%

The provision for income taxes of $43,000 for the fiscal year ending June 24, 2005 consisted primarily of federal alternative minimum taxes, due to the limitations on the use of net operating loss carryforwards for the AMT.

The tax effects of temporary differences and net operating loss and tax credit carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006
Inventory	$223	$269
Accounts receivable	32	11
Share-based compensation	462	253
Other liabilities	14	37
Accrued expenses	330	265
Net operating loss carryforwards	9,121	10,497
Business and AMT credit carryforwards	379	571
	$10,561	$11,903
Less: valuation allowance	(144)	(6,157)
Net deferred tax assets	$10,417	$5,746
Property, plant and equipment	(385)	(596)
Net deferred income tax assets	$10,032	$5,150

Consistent with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we regularly estimate our ability to recover deferred tax assets, and establish a valuation allowance against deferred tax assets that are determined to be “more-likely-than-not” unrecoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. During the years ended December 31, 2007 and 2006, based primarily upon positive evidence derived from our sustained levels of historical profitability and our projections for taxable income in the future, we revised our estimate of the amount of deferred tax assets that would more-likely-than-not be unrecoverable and, accordingly, reduced the deferred tax asset valuation allowance, which resulted in income tax benefits of $5.7 million and $1.6 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, management believes that it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the net amount of our deferred tax assets over the periods during which temporary differences reverse, or net operating loss carryforwards expire.

As of December 31, 2007, our deferred tax asset valuation allowance of $144,000 related to general business tax credit carryforwards expected to expire unutilized.

At December 31, 2007, for U.S. federal income tax purposes, we had net operating loss carryforwards of approximately $27 million (which includes $1 million of excess stock compensation net operating losses that have not been recorded as deferred tax assets, in accordance with SFAS 123R) which expire from 2012 to 2023. If all of our net operating losses are realized in the future, approximately $358,000 of the benefit (related to excess stock compensation net operating losses) would increase our additional paid-in capital, after regular net operating losses are exhausted. As of December 31, 2007, we have Alternative Minimum Tax credit carryforwards of $234,000, which have no expiration date.

During the years ended December 31, 2007 and 2006, a tax benefit of $13,000 and $8,000, respectively, was allocated to additional paid-in-capital, resulting from the current reduction in income taxes payable relating to excess stock compensation deductions. During the year ended December 31, 2007, our deferred tax asset valuation allowance was reduced by $6,123,000, primarily related to (i) the release of valuation allowance against certain of our deferred tax assets of $5,673,000, (ii) a valuation allowance adjustment recorded upon the adoption of FIN 48 of $255,000 and (iii) the impact to our deferred taxes of a change in our state tax rate of $75,000.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Common Stock, Stock Options and Warrants

Stock Option Plans

Our 1998 Stock Option Plan permits our Board of Directors or the Compensation Committee of the Board of Directors to grant, until October 2008, options to employees, non-employee directors and consultants. As amended, the 1998 Stock Option Plan covers 3,500,000 shares of common stock. The Board of Directors or the Compensation Committee determines, among other things, optionees, the number of shares to be subject to each option grant, exercise prices, vesting periods, and option terms, which may not exceed 10 years. As of December 31, 2007, options to purchase 2,363,050 shares were outstanding under the 1998 Plan, and options to purchase 388,550 shares were available for future grant under the 1998 Plan. Our 1995 Employee Stock Option Plan expired as to the grant of future options in September 2005. As of December 31, 2007, options to purchase 558,750 shares were outstanding under the 1995 Plan.

Our 2003 Non-Employee Director Stock Option Plan, as amended, permits the Board of Directors or the Compensation Committee of the Board of Directors to grant, until September 2013, options to purchase up to 1,000,000 shares of common stock to non-employee directors of the company. On the date a person initially becomes an outside director, that individual is granted an option to purchase 24,000 shares under the 2003 Plan. At each annual shareholders meeting at which directors are elected, each outside director in office after the meeting is automatically granted an option to purchase, under the 2003 Plan, amended by stockholders on December 1, 2005 and June 7, 2007, 10,000 shares plus additional specified shares for serving on Board committees or as chairperson of a committee. Options granted under the 2003 Plan must have an exercise price equal to the market value of the common stock on the date of grant. All options granted under the 2003 Plan have a term of ten years and are exercisable quarterly, beginning immediately on the grant date, except that initial option grants to new outside directors vest quarterly over three years starting one year after the grant date. As of December 31, 2007, options to purchase 448,500 shares of common stock were outstanding under the 2003 Plan, and options to purchase 502,500 shares were available for grant. Our 1994 Non-Employee Director Stock Option Plan expired as to the grant of future options in September 2004. As of December 31, 2007, options to purchase 317,000 shares were outstanding under the 1994 Plan.

Our non-employee directors may elect to receive, in lieu of their $10,000 annual cash retainer ($25,000 in the case of the non-executive Chairman of the Board of Directors), shares of our common stock equal in market value to $11,750 ($29,400 in the case of the non-executive Chairman of the Board of Directors). Market value is determined at the date of the annual meeting of stockholders at which directors are elected for the year to which the retainer pertains. In 2007, four directors elected to receive an aggregate of 18,216 shares having a market value of $47,000, and the non-executive Chairman of the Board of Directors elected to receive 11,395 shares having a market value of $29,400. In 2006, three directors elected to receive an aggregate of 14,271 shares having a market value of $35,250, and the non-executive Chairman of the Board of Directors elected to receive 11,903 shares having a market value of $29,400. The shares are subject to forfeiture in the event that the non-employee director resigns or is removed for cause preceding the next annual meeting following the directors’ election to receive the shares. Accordingly the shares underlying these restricted stock awardsare not considered issued until the next annual meeting. We recognized expense of $68,000 and $39,000 for these awards for the years ended December 31, 2007 and December 31, 2006, respectively.

Total share-based compensation is attributable to the granting of, and the remaining requisite service period of, stock options and restricted stock grants. Compensation expense attributable to share-based compensation for the years ended December 31, 2007 and 2006, and the six months ended December 31, 2005 was $1,068,000, $743,000 and $187,000, respectively. The tax benefit related to such compensation cost was $215,000 and $210,000 for the years ended December 31, 2007 and 2006, respectively. There was no such benefit for the year ended December 31, 2007. As of December 31, 2007, the total unrecognized compensation cost related to non-vested awards was $2.2 million and the related weighted average period over which is expected to be recognized is approximately 3.2 years. It is our policy to issue previously authorized shares to satisfy stock option exercises in the period of exercise.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the year ended December 31, 2007:

	Common Shares Subject to Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Life Remaining in Years
Outstanding at beginning of year	4,416,700	$1.95
Granted	448,000	2.39
Exercised	(893,450)	1.28
Forfeited	(5,000)	2.39
Expired	(278,950)	2.16
Outstanding at end of year	3,687,300	$2.14	$(754,000)	5.7

Options expected to vest	1,043,762	$2.41	$(274,000)	8.6
Options exercisable at end of year	2,474,050	$2.01	$(171,000)	4.2
Shares available for future grant at end of year	891,050

The exercise period for all stock options may not exceed ten years from the date of grant. Stock option grants to individuals generally become exercisable in substantively equal tranches over a service period of up to five years.

The total fair value of stock options vested during the years ended December 31, 2007 and 2006, the six months ended December 31, 2005, and the fiscal year ended June 24, 2005 was $978,000, $708,000, $1,568,000, and $392,000, respectively.

The intrinsic value of options exercised during the years ended December 31, 2007and 2006, and the six months ended December 31, 2005 was $936,000, $275,000, and $311,000, respectively. There were no options exercised during the fiscal year ended June 24, 2005.

In order to determine the fair value of stock options on the date of grant, we applied the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and expected term assumptions require a greater level of judgment. We estimate expected stock-price volatility based primarily on historical volatility of the underlying stock using daily price observations over a period equal to the expected term of the option, but also consider whether other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected volatility. With regard to the estimate of expected term, as adequate information with respect to historical share option exercise experience is not available, we primarily consider the vesting term and original contractual term of options granted. Fair values of options granted were determined based on the following assumptions:

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended December 31,		Six months ended	Fiscal year ended
	2007	2006	December 31, 2005	June 24, 2005
Expected term	5.2 - 6.5 years	6.4 years	4.9 years	5.0 years
Interest rate	3.9% - 5.2%	4.8%	4.4%	3.9%
Volatility	127.3%	132.9%	137.9%	142.9%
Dividends	-	-	-	-
Weighted average fair value of options granted	$ 2.13	$ 2.51	$ 2.65	$ 1.64

NOTE 9 - Preferred Stock

We are authorized to issue up to 1,000,000 shares of preferred stock in series, with each series having such powers, rights, preferences, qualifications and restrictions as determined by our Board of Directors. No shares of preferred stock were outstanding at December 31, 2007 or December 31, 2006.

On September 19, 2005, we amended our Certificate of Incorporation to eliminate our authorized but unissued Series C Convertible Preferred Stock and return those shares to the status of undesignated.

Series D Junior Participating Preferred Stock

In May 1998, we adopted a Stockholder Rights Plan providing for the distribution to our stockholders of one Right (“Right”) for each share of our common stock issued and outstanding at the opening of business on May 21, 1998 (the “Distribution Date”) and each subsequent share of common stock issued. Each Right entitles the registered holder of a share of common stock to purchase from us 1/1000 of a share of Series D Junior Participating Preferred Stock of the company at a price of $30 per Right (the “Purchase Price”), subject to adjustment. The Rights have a term of ten years, have no voting power or rights to dividends, are not detachable and are not separately transferable from our common stock until they become exercisable. In general, the Rights become exercisable following an announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) owns, or the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning, at least 20% of our outstanding common stock. If any person becomes an Acquiring Person by acquiring beneficial ownership of at least 20% of our common stock, each outstanding Right (other than those owned by an Acquiring Person) will “flip in” and become a right to buy, at the Purchase Price, that number of shares of common stock of the company that will have a market value of two times the Purchase Price. After a person becomes an Acquiring Person (but before such Acquiring Person owns 50% or more of the outstanding common stock), we may permit each Right (other than those owned by an Acquiring Person) to be exchanged, without payment of the Purchase Price, for one share of common stock. If (i) we are acquired in a merger or other business combination transaction and we do not survive or we merge, consolidate or engage in a share exchange with another person and do survive but all or part of our stock is changed or (ii) at least 50% of our assets or earning power is sold or transferred, then each outstanding Right will “flip over” and become a right to buy, at the Purchase Price, that number of shares of common stock of the acquiring company that will have a market value of two times the Purchase Price. We may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time prior to the time a person acquires beneficial ownership of at least 20% of our common stock and, if certain conditions are met, within ten days following the time a person has acquired 20% or more of the common stock.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Significant Customers, Export Sales and Geographical Segments

Significant Customers

The following customers accounted for 10% or more of our consolidated net sales during one or more of the periods presented below:

	Years ended December 31,		Six Months ended December 31, 2005	Fiscal year ended June 24, 2005
	2007	2006
Verizon	29%	46%	53%	52%
DirecTV, Inc.	15%	*	*	*
Tyco Electronics Corp.	*	*	*	10%
Telco Sales, Inc.	*	*	12%	10%
Power & Tel Supply Co., Inc.	13%	13%	*	*

* Less than 10%

As of December 31, 2007, two customers accounted for approximately 26% and 22% of accounts receivable. As of December 31, 2006, three customers accounted for approximately 39%, 16% and 11% of accounts receivable.

Export Sales

For the years ended December 31, 2007 and 2006, the six months ended December 31, 2005, and fiscal 2005, export sales were less than 10% of consolidated net sales.

Geographical Segments

We do not have any operating facilities or productive assets outside the United States; however, certain equipment owned by us is utilized by our contract manufacturers in Asia. The net book value of our equipment held by our contract manufacturers at December 31, 2007 and 2006 was approximately $2.2 million and $2.5 million, respectively. As described in Note 3, we closed our facility in Puerto Rico in September 2007. Prior to this, our operations located in Puerto Rico and New York were managed as one geographic segment.

Significant Contract Manufacturers

On May 3, 2000, we entered into an agreement with a contract manufacturer in Malaysia to outsource the manufacturing of certain of our gas tubes used in our products. The agreement is for ten years, but may be terminated by either party with one year’s advance notice. On December 18, 2003, we entered into an agreement that expires in June 2009 with a contract manufacturer in China, which is a subsidiary of a U.S. based corporation, to manufacture and supply products to us. These two contract manufacturers produce a majority of the products that we sell.

NOTE 11 - Commitments, Contingencies and Related Party Transactions

We lease real property and equipment under operating leases with terms expiring through May 2009. The leases require minimum rentals, exclusive of real property taxes, of approximately $20,000 in 2008, and $7,000 for 2009. Rent expense under operating leases was $124,000 and $194,000 for the years ended December 31, 2007 and 2006, respectively, $87,000 for the six months ended December 31, 2005, and $203,000 for fiscal 2005.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2007, we closed our operations in Puerto Rico (see Note 3) where we leased a facility under an operating lease that contains a provision that requires us to restore the facility to its original condition upon exiting the facility, which primarily involves the removal of leasehold improvements. We are in the process of returning this facility to its original condition, which we expect to complete in the first quarter of 2008. We initially recorded an asset retirement obligation of $109,000 in 2005 for this liability, and as of December 31, 2007, a liability of $39,000 remains included in accrued liabilities.

In August 2006, the Board of Directors elected Kenneth A. Paladino as the company’s President and Chief Executive Officer and a director to replace Timothy J. Roach, who retired and resigned as President, Chief Executive Officer, director and employee of the company. In connection therewith, we entered into a Consulting Agreement with Mr. Roach which replaced the Third Amended and Restated Employment Agreement between Mr. Roach and the company. Under the Consulting Agreement, among other things, Mr. Roach received compensation for a one-year period at the rate of $300,000 per annum. We expensed this amount during the year ended December 31, 2006. In connection with the departure of another executive of the company, effective August 31, 2006, we provided severance-related benefits, including certain salary, benefit continuation and a one year consulting compensation. We expensed approximately $110,000 in connection with this agreement during the year ended December 31, 2006. These severance obligations were paid during 2007.

In March 2005 (fiscal 2005), we terminated our agreement with Timothy J. Roach, then President and Chief Executive Officer of the company, to lease two houses near our former facility in Copiague, New York, at an aggregate annual rental of $31,000 plus expenses. The houses were used by the Chairman of the Board and other executives, directors and employees when visiting our Copiague, New York facility.

In connection with the departure of an executive of the company in January 2008, we provided severance benefits including salary continuation and health benefits for a period of one year. We recorded a charge of $291,000 during the year ended December 31, 2007 for these benefits, exclusive of a bonus of $80,000 that was earned and recorded ratably throughout 2007. None of the severance benefits were paid as of December 31, 2007.

From 1982 until June 25, 2004, we leased equipment from PRC Leasing, Inc. (“PRC”), a corporation owned by Alfred J. Roach, the then Chairman of our Board of Directors. Rent expense under the lease was $50,000 in fiscal 2004. In September 2005, we agreed to store certain equipment, previously leased by us from PRC, until April 1, 2006 and received a release from Alfred J. Roach, who, at the time, ceased being Chairman of the Board of Directors but remained a director, for all claims, known or unknown, he might have against us, including any regarding the previously leased equipment. Concurrent with this agreement, we entered into a consulting agreement with Mr. Roach. The consulting agreement provides for Mr. Roach to consult with our executive officers and directors regarding our business and operations, focusing on the sale and marketing of our products. The four year agreement commenced on November 1, 2005 (when he ceased being an employee) and provides for an annual fee of $160,000 per year and 5% commissions on the net sales generated as a result of his efforts related to products sold in specified foreign countries where we are currently not doing any business. We have not recorded any expense for commissions under this agreement through December 31, 2007.

On September 14, 2005, we entered into a one year consulting agreement with Charles H. House, a director and non-executive Chairman of our Board of Directors. Mr. House assisted us in, among other things, the analysis, development and implementation of a comprehensive go-to-market business plan for certain of our products in exchange for 35,000 shares of our common stock. As the award became fully-vested and non-forfeitable upon completion of his consulting services, we recognized expense for these awards based upon the fair value of the vested portion of the award at each reporting date. The expense recognized for these awards was $55,000 for the year ended December 31, 2006 and $26,000 for the six months ended December 31, 2005.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we are subject to legal proceedings or claims which arise in the ordinary course of business. While the outcome of such matters can not be predicted with certainty, we believe that such matters will not have a material adverse effect on our financial condition or liquidity.

NOTE 12 – Employee Benefits

In connection with the closing of our facility and operations in Puerto Rico in September 2007 (see Note 3), we terminated our separate defined contribution plan in which the employees in Puerto Rico participated. All participants were required to take distributions. We currently have one defined contribution plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. This plan covers substantially all U.S. employees who meet eligibility requirements and requires us to match employees’ contributions up to specified limitations and subject to certain vesting schedules. In October 2005, our Board of Directors approved an increase in our voluntary 401(k) matching contribution from 10% to 20% of each participating employee’s deferred contribution commencing January 1, 2006 and in November, 2007, approved a further increase from 20% to 40% of each participating employee’s deferred contribution commencing January 1, 2008. Our expense for employer matching contributions was $63,000 and $66,000 for the years ended December 31, 2007 and 2006, respectively, $14,000 for the six months ended December 31, 2005, and $20,000 for fiscal 2005.

We are a party to agreements with four executive officers providing that, in the event the company should terminate the officer’s employment (other than for cause), or if the officer voluntarily terminates his or her employment for good reason (as defined), the officer will be entitled to at least six months severance pay, the continuation of benefits during the six month period and the acceleration of vesting of stock options. We do not provide our other employees any post-retirement or post-employment benefits, except discretionary severance payments upon termination of employment and their COBRA entitlement.

NOTE 13 - Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Accrued payroll, bonus and vacation	$ 1,229,000	$ 754,000
Accrued legal and other professional fees	103,000	100,000
Other accrued expenses	524,000	1,060,000
	$ 1,856,000	$ 1,914,000

NOTE 14 - Quarterly Financial Data (Unaudited)

The following table summarizes our unaudited quarterly results for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005, and the fiscal year ended June 24, 2005 (in thousands, except per share data):

Quarter ended	Net sales	Gross profit	Operating income (loss)	Net income (loss)	Diluted net income per share (a)

March 31, 2007	$8,427	$2,792	$(289)	$(157)	$(0.01)
June 30, 2007	13,731	3,547	402	169	$0.01
September 30.2007	12,704	3,989	700	372	$0.03
December 31, 2007	11,984	4,314	688	6,056	$0.44

March 31, 2006	$9,428	$3,187	$528	$343	$0.03
June 30, 2006	11,211	3,761	685	437	$0.03
September 30.2006	10,495	3,964	579	399	$0.03
December 31, 2006	7,971	2,463	(37)	1,502	$0.11

September 30.2005	$11,033	$3,774	$1,536	$1,517	$0.12
December 31, 2005	8,888	3,045	38	4,459	$0.34

September 24, 2004	$6,952	$2,135	$600	$597	$0.05
December 31, 2004	7,053	2,074	255	254	0.02
March 25, 2005	5,231	1,388	(344)	(53)	—
June 24, 2005	7,560	2,298	586	594	0.05

(a) The sum of the unaudited quarterly diluted net income per share amounts do not always equal the annual amount reported because the per share amounts are computed independently for each quarter and the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management, with the participation of our President and principal executive officer and our Vice President-Finance and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.

In connection with the closing of our accounts and the preparation of our consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company determined that it had a material weakness in internal controls in that we had insufficient staffing in its accounting department, which resulted in our auditor detecting certain errors in our consolidated financial statements, which have been corrected. To address this issue, among other things, (i) we have hired three experienced accountants to supplement our accounting department, (ii) we automated our existing processes and controls in connection with our conversion to a new enterprise resource planning system, and (iii) we evaluated and enhanced, where necessary, our existing personnel, processes and controls. We believe that these actions will ensure our ability to timely detect and prevent material misstatements and omissions in connection with the preparation of our interim and annual consolidated financial statements in the future.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes policies and procedures pertaining to our ability to record, process, and report reliable information. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our published financial statements.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially and adversely affected, or are reasonably likely to materially and adversely affect, the Company’s internal control over financial reporting.

PART III

The information required by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated herein by reference to the information called for by those items which will be contained our Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to our 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Report of Independent Registered Public Accounting Firm	30

Consolidated Balance Sheets at December 31, 2007 and December 31, 2006	31

Consolidated Statements of Income for the years ended December 31, 2007 and December 31, 2006, the six months ended December 31, 2005, and the fiscal year ended June 24, 2005	32

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and December 31, 2006, the six months ended December 31, 2005 and the fiscal year ended June 24, 2005	33

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and December 31, 2006, the six months ended December 31, 2005, and the fiscal year ended June 24, 2005	34

Notes to Consolidated Financial Statements	35

(a)(2)	Schedule II - Valuation and Qualifying Accounts	S-1

(3)	Exhibits

Exhibit Number	Description
2(a)

Agreement, dated as of February 27, 2006, by and between The Community Programs Center of Long Island, Inc. and us. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated (date of earliest event reported) February 27, 2006 (File No. 1-8048).

3(a)(1)

Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 10, 1996. Incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1996 (File No. 1-8048).

3(a)(2)

Certificate of Designation, as filed with the Secretary of State of the State of Delaware on May 15, 1998. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

3(a)(3)

Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 5, 2001. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) December 5, 2001 (File No. 1-8048).

3(b)	By-laws, as amended. Incorporated by reference to Exhibit 3 to our Current Report on Form 8-K dated (date of earliest event reported) November 13, 2007 (File No. 1-8048).

4(a)

Rights Agreement, dated as of May 15, 1998, between us and Harris Trust & Savings Bank (formerly Harris Trust of Chicago). Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

4.1(b)(1)

Credit Agreement, dated as of December 15, 2006, between JPMorgan Chase Bank, N.A. and us. Incorporated by reference to Exhibit 4.1(a) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

4.1(b)(2)

Line of Credit Note, dated December 15, 2006, from us to JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.1(b) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

4.1(b)(3)

Continuing Security Agreement, dated as of December 15, 2006, between JPMorgan Chase Bank, N.A. and us. Incorporated by reference to Exhibit 4.1(c) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

4.1(b)(4)

Continuing Guaranty, dated as of December 15, 2006, by TII Systems, Inc. in favor of JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.1(d) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

10(a)(1)(A)+	1994 Non-Employee Director Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(a)(2) to our Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 1-8048).

10(a)(1)(B)+

Form of Option Contract under 1994 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10(a)(1)(B) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 1-8048).

10(a)(2)(A)+	1995 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997 (File No. 1-8048).

10(a)(2)(B)+

Non-Qualified Stock Option Contract, dated June 7, 2005, between us and Timothy J. Roach. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) June 7, 2005.

10(a)(2)(C)+

Form of Incentive Stock Option Contract, dated June 7, 2005, between us and separately with each of Kenneth A. Paladino and Nisar Chaudhry. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) June 7, 2005.

10(a)(2)(D)+	Forms of Option Contracts under our 1995 Stock Option Plan. Incorporated by reference to Exhibit 10(a)(2)(E) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No 1-8048).

10(a)(3)(A)+	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No. 1-8048).

10(a)(3)(B)+

Incentive Stock Option Contract, dated September 13, 2005 between us and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated (date of earliest event reported) September 13, 2005.

10(a)(3)(C)+

Forms of Option Contracts under our 1998 Stock Option Plan. Incorporated by reference to Exhibit 10(a)(3)(B) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 1-8048).

10(a)(4)(A)+

2003 Non-Employee Director Stock Option Plan, as amended. Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No. 1-8048).

10(a)(4)(B)+

Forms of Option Contracts under our 2003 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10(a)(4)(C) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 1-8048).

10(b+

Termination Severance Agreement, dated October 14, 2005, between us and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005(File No 1-8048).

10(c)+

Termination Severance Agreement, dated October 14, 2005, between us and Nisar A. Chaudhry. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005 (File No 1-8048).

10(d)(1)+

Letter Agreement, dated October 18, 2006, between us and Jennifer E. Katsch. Incorporated by reference to Exhibit 99.02 to our Current Report on Form 8-K dated (date of earliest event reported) November 15, 2006 (File No. 1-8048).

10(d)(2)+

Agreement, dated December 15, 2006, between us and Jennifer E. Katsch. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

10(e)(1)+

Agreement, dated December 15, 2006, between us and Walter Fay. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

10(f)(1)+

Resolution of the Board of Directors adopted on October 14, 2005 amending the cash compensation payable to non-employee directors. Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005 (File No 1-8048).

10(f)(2)+

Description of Arrangement to Permit Directors to Accept Shares of Common Stock of the company in Lieu of Annual Directors’ Fees. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No 1-8048).

10(g)(1)+

Third Amended and Restated Employment Agreement, dated April 18, 2006, between us and Timothy J. Roach. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) April 18, 2006 (File No. 1-8048).

10(g)(2)+

Consulting Agreement, dated as of August 11, 2006, between us and Timothy J. Roach. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) August 11, 2006 (File No. 1-8048).

10(h)+

Consulting Agreement, dated September 14, 2005, between us and Alfred J. Roach. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) September 13, 2005 (File No. 1-8048).

10(i)

Severance Agreement, dated January 11, 2008, between us and Martin Pucher. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date earliest event reported) January 11, 2008 (File No. 1-8048).

10(j)

Lease Contract dated April 27, 1998 between us and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

10(k)

Product Purchase Agreement, effective as of April 1, 2005, between us and Verizon Services Corp. (confidential treatment has been granted with respect to certain portions of this agreement). Incorporated by reference to Exhibit 10(d) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 1-8048).

14	Code of Ethics for Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K dated (date earliest event reported) January 11, 2008 (File No. 1-8048).

21	List of Subsidiaries. Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (File No. 1-8048).

23*	Consent of KPMG LLP.

31(a)*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TII NETWORK TECHNOLOGIES, INC.

March 31, 2008	By:	/s/ Kenneth A. Paladino
Kenneth A. Paladino, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2008	/s/ Kenneth A. Paladino Kenneth A. Paladino, President and Chief Executive Officer (Principal Executive Officer) and Director
March 31, 2008	/s/ Jennifer E. Katsch Jennifer E. Katsch, Vice President-Finance (Principal Financial Officer), Treasurer and Chief Financial Officer
March 31, 2008	/s/ Mark T. Bradshaw Mark T. Bradshaw, Director
March 31, 2008	/s/ Lawrence M. Fodrowski Lawrence M. Fodrowski, Director
March 31, 2008	/s/ James J. Grover, Jr. James R. Grover, Jr., Director
March 31, 2008	/s/ Susan Harman Susan Harman, Director
March 31, 2008	/s/ Charles H. House Charles H. House, Director

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year	Beginning of Year	SAB 108 Adjustment *	Additions (Reductions)	Accounts Receivable Write-offs	Balance at End of Year

Year Ended December 31, 2007	$30,000	—	60,000	—	$90,000
Year Ended December 31, 2006	$100,000	(59,000)	(11,000)	—	$30,000
Six Months Ended December 31, 2005	$100,000	—	—	—	$100,000
Fiscal Year Ended June 24, 2005	$100,000	—	—	—	$100,000

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
2(a)

Agreement, dated as of February 27, 2006, by and between The Community Programs Center of Long Island, Inc. and us. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated (date of earliest event reported) February 27, 2006 (File No. 1-8048).

3(a)(1)

Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 10, 1996. Incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1996 (File No. 1-8048).

3(a)(2)

Certificate of Designation, as filed with the Secretary of State of the State of Delaware on May 15, 1998. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

3(a)(3)

Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 5, 2001. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) December 5, 2001 (File No. 1-8048).

3(b)	By-laws, as amended. Incorporated by reference to Exhibit 3 to our Current Report on Form 8-K dated (date of earliest event reported) November 13, 2007 (File No. 1-8048).

4(a)

Rights Agreement, dated as of May 15, 1998, between us and Harris Trust & Savings Bank (formerly Harris Trust of Chicago). Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 1-8048).

4.1(b)(1)

Credit Agreement, dated as of December 15, 2006, between JPMorgan Chase Bank, N.A. and us. Incorporated by reference to Exhibit 4.1(a) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

4.1(b)(2)

Line of Credit Note, dated December 15, 2006, from us to JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.1(b) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

4.1(b)(3)

Continuing Security Agreement, dated as of December 15, 2006, between JPMorgan Chase Bank, N.A. and us. Incorporated by reference to Exhibit 4.1(c) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

4.1(b)(4)

Continuing Guaranty, dated as of December 15, 2006, by TII Systems, Inc. in favor of JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.1(d) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

10(a)(1)(A)+	1994 Non-Employee Director Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(a)(2) to our Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 1-8048).

10(a)(1)(B)+

Form of Option Contract under 1994 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10(a)(1)(B) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 1-8048).

10(a)(2)(A)+	1995 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997 (File No. 1-8048).

10(a)(2)(B)+

Non-Qualified Stock Option Contract, dated June 7, 2005, between us and Timothy J. Roach. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) June 7, 2005.

10(a)(2)(C)+

Form of Incentive Stock Option Contract, dated June 7, 2005, between us and separately with each of Kenneth A. Paladino and Nisar Chaudhry. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) June 7, 2005.

10(a)(2)(D)+	Forms of Option Contracts under our 1995 Stock Option Plan. Incorporated by reference to Exhibit 10(a)(2)(E) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No 1-8048).

10(a)(3)(A)+	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No. 1-8048).

10(a)(3)(B)+

Incentive Stock Option Contract, dated September 13, 2005 between us and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated (date of earliest event reported) September 13, 2005.

10(a)(3)(C)+

Forms of Option Contracts under our 1998 Stock Option Plan. Incorporated by reference to Exhibit 10(a)(3)(B) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 1-8048).

10(a)(4)(A)+

2003 Non-Employee Director Stock Option Plan, as amended. Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No. 1-8048).

10(a)(4)(B)+

Forms of Option Contracts under our 2003 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10(a)(4)(C) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 1-8048).

10(b+

Termination Severance Agreement, dated October 14, 2005, between us and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005(File No 1-8048).

10(c)+

Termination Severance Agreement, dated October 14, 2005, between us and Nisar A. Chaudhry. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005 (File No 1-8048).

10(d)(1)+

Letter Agreement, dated October 18, 2006, between us and Jennifer E. Katsch. Incorporated by reference to Exhibit 99.02 to our Current Report on Form 8-K dated (date of earliest event reported) November 15, 2006 (File No. 1-8048).

10(d)(2)+

Agreement, dated December 15, 2006, between us and Jennifer E. Katsch. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

10(e)(1)+

Agreement, dated December 15, 2006, between us and Walter Fay. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 1-8048).

10(f)(1)+

Resolution of the Board of Directors adopted on October 14, 2005 amending the cash compensation payable to non-employee directors. Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005 (File No 1-8048).

10(f)(2)+

Description of Arrangement to Permit Directors to Accept Shares of Common Stock of the company in Lieu of Annual Directors’ Fees. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No 1-8048).

10(g)(1)+

Third Amended and Restated Employment Agreement, dated April 18, 2006, between us and Timothy J. Roach. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) April 18, 2006 (File No. 1-8048).

10(g)(2)+

Consulting Agreement, dated as of August 11, 2006, between us and Timothy J. Roach. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) August 11, 2006 (File No. 1-8048).

10(h)+

Consulting Agreement, dated September 14, 2005, between us and Alfred J. Roach. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) September 13, 2005 (File No. 1-8048).

10(i)

Severance Agreement, dated January 11, 2008, between us and Martin Pucher. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date earliest event reported) January 11, 2008 (File No. 1-8048).

10(j)

Lease Contract dated April 27, 1998 between us and Puerto Rico Industrial Development Company. Incorporated by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (File No. 1-8048).

10(k)

Product Purchase Agreement, effective as of April 1, 2005, between us and Verizon Services Corp. (confidential treatment has been granted with respect to certain portions of this agreement). Incorporated by reference to Exhibit 10(d) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 1-8048).

14	Code of Ethics for Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K dated (date earliest event reported) January 11, 2008 (File No. 1-8048).

21	List of Subsidiaries. Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (File No. 1-8048).

23*	Consent of KPMG LLP.

31(a)*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

* Filed herewith.

+ Management contract or compensatory plan or arrangement.