Form 10-Q
period 2008-03-31
TII NETWORK TECHNOLOGIES, INC.
filed 2008-05-14
CIK 277928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No ☒

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 12, 2008 was 13,544,404.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,033	$3,261
Accounts receivable, net of allowance of $186 and $90 at March 31, 2008 and December 31, 2007, respectively	4,438	6,994
Inventories	12,706	9,219
Deferred tax assets, net	670	674
Other current assets	190	372
Total current assets	20,037	20,520

Property, plant and equipment, net	9,456	9,680
Deferred tax assets, net	9,309	9,358
Other assets, net	77	93
Total assets	$38,879	$39,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,078	$2,301
Accrued liabilities	1,956	1,856
Total current liabilities and total liabilities	3,034	4,157

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, including 30,000 shares of series D junior participating; no shares outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized; 13,524,541 shares issued and 13,506,904 shares outstanding as of March 31, 2008, and 13,499,541 shares issued and 13,481,904 shares outstanding as of December 31, 2007	135	135
Additional paid-in capital	41,558	41,358
Accumulated deficit	(5,567)	(5,718)
	36,126	35,775
Less: Treasury shares, at cost, 17,637 common shares at March 31, 2008 and December 31, 2007	(281)	(281)
Total stockholders’ equity	35,845	35,494

Total liabilities and stockholders’ equity	$38,879	$39,651

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2008	2007
Net sales	$8,851	$8,427
Cost of sales	5,599	5,635
Gross profit	3,252	2,792
Operating expenses:
Selling, general and administrative	2,407	2,568
Research and development	622	513
Total operating expenses	3,029	3,081

Operating income (loss)	223	(289)

Interest income	17	47
Other expense	-	(1)

Income (loss) before income taxes	240	(243)

Income tax provision (benefit)	89	(86)

Net income (loss)	$151	$(157)

Net income (loss) per common share:
Basic and Diluted	$0.01	$(0.01)

Weighted average common shares outstanding:
Basic	13,493	12,585
Diluted	13,750	12,585

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2007	13,481,904	$135	$41,358	$(5,718)	$(281)	$35,494
Exercises of stock options	25,000	-	28	-	-	28
Share-based compensation	-	-	172	-	-	172
Net income for the three months ended March 31, 2008	-	-	-	151	-	151
Balance March 31, 2008	13,506,904	$135	$41,558	$(5,567)	$(281)	$35,845

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	March 31, 2008	March 31, 2007
Cash Flows from Operating Activities
Net income (loss)	$151	$(157)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	412	313
Share-based compensation	172	262
Deferred income taxes	53	(100)
Loss on write-offs and disposals of capital assets	8	-
Changes in operating assets and liabilities:
Accounts receivable	2,556	(984)
Inventories	(3,487)	221
Other assets	189	6
Accounts payable and accrued liabilities	(1,142)	528
Long-term obligation	-	-
Net cash (used in) provided by operating activities	(1,088)	89

Cash Flows from Investing Activities
Capital expenditures	(168)	(1,495)
Net cash used in investing activities	(168)	(1,495)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	28	103
Net cash provided by financing activities	28	103

Net decrease in cash and cash equivalents	(1,228)	(1,303)

Cash and cash equivalents, at beginning of year	3,261	5,362

Cash and cash equivalents, at end of year	$2,033	$4,059

Non-cash Investing and Financing Activities
Capital additions included in accounts payable	$19	$-

Cash paid during the year for interest	$-	$-

Cash paid during the year for income taxes	$12	$29

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The unaudited interim condensed consolidated financial statements presented herein have been prepared by us in accordance with U.S. generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of operations for interim periods presented are not necessarily indicative of results of operations that might be expected for future interim periods or for the full fiscal year ending December 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our more significant estimates include the valuation of accounts receivable, inventory, and deferred income taxes and the fair value of share-based payments. Actual results could differ from such estimates.

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, we adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not impact our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity is to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected is to be recognized in earnings as incurred and not deferred. SFAS 159 became effective for us as of January 1, 2008. We have not elected the fair value option to any of our arrangements. Accordingly, the adoption of SFAS 159 did not have any impact on our condensed consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, that the adoption of SFAS 141(R) may have on our condensed consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the potential impact, if any, SFAS 157 will have on nonfinancial assets and nonfinancial liabilities to the fiscal year beginning after November 15, 2008 on our condensed consolidated financial statements.

Note 2 – Comprehensive income (loss)

We do not have any items of comprehensive income (loss). Accordingly, for all periods presented, comprehensive income (loss) equaled net income (loss).

Note 3 – Puerto Rico Facility Closing

In June 2007, our Board of Directors approved a plan to consolidate the operations of our Puerto Rico leased facility into our new headquarters in Edgewood, New York, resulting in the closure of the Puerto Rico facility. Cumulative costs incurred as of December 31, 2007 were $1,076,000 related to this plan. During the three months ended March 31, 2008, we incurred an additional $70,000 of costs related to this plan for a cumulative cost of $1,146,000 at March 31, 2008. All of these costs were included in cost of sales for the respective period incurred.

Upon adoption of the provisions of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Asset Retirement Obligations,” in 2005, we recorded an asset retirement obligation of $109,000 for the estimated cost to restore the leased facility in Puerto Rico to its original condition at the end of the lease. Based upon an updated assessment of the remaining restoration costs, we recorded additional charges of $70,000. Restoration is expected to be completed in 2008. The following presents activity related to this obligation for the quarter ended March 31, 2008:

Balance, December 31, 2007	$39,000
Additional charges	70,000
Liabilities settled	(80,000)
Balance, March 31, 2008	$29,000

Note 4 – Share–Based Payment Compensation

Share-based payment compensation is attributable to the granting of stock options and restricted stock, and vesting of these options and restricted shares over the remaining requisite service period. Compensation expense attributable to share-based compensation in the three months ended March 31, 2008 and 2007 was $172,000 and $262,000, respectively.

Note 5 - Net income (loss) per common share

Basic earnings per share (“EPS”) is computed by dividing income (loss) available to common stockholders (which equals our net income (loss)) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. During the three months ended March 31, 2008, outstanding options to purchase an aggregate of approximately 2,397,000 shares of common stock were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. Due to the net loss for the three months ended March 31, 2007, all potentially dilutive common stock equivalents of approximately 1,285,000 stock options were excluded because their inclusion would have been anti-dilutive.

The following table sets forth the amounts used in the computation of basic and diluted net earnings per share:

	Three months ended March 31,
	2008	2007
Numerator for diluted EPS calculation:
Net income (loss)	$151,000	$(157,000)

Denominator for diluted EPS calculation:
Weighted average shares outstanding - Basic	13,493,000	12,585,000
Effect of dilutive stock options	257,000	-
	13,750,000	12,585,000

Basic EPS	$0.01	$(0.01)

Diluted EPS	$0.01	$(0.01)

Note 6 – Inventories

The following table sets forth the cost basis of each major class of inventory as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Raw material and subassemblies	$1,149,000	$1,048,000
Work in progress	295,000	166,000
Finished goods	11,262,000	8,005,000
	$12,706,000	$9,219,000

Note 7 – Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset. The following table sets forth the amounts of each major class of property, plant and equipment as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Land	$1,244,000	$1,244,000
Building and building improvements	4,290,000	4,288,000
Construction in progress	89,000	107,000
Machinery and equipment	7,956,000	7,773,000
Computer hardware and software	320,000	314,000
Office furniture, fixtures, equipment and other	731,000	730,000
	$14,630,000	$14,456,000
Less: accumulated depreciation and amortization	(5,174,000)	(4,776,000)
	$9,456,000	$9,680,000

Depreciation and amortization of plant and equipment was $403,000 and $304,000 for the three months ended March 31, 2008 and 2007, respectively.

We recorded a loss on disposal of capital assets of approximately $8,000 for the three months ended March 31, 2008 related to write-offs of obsolete equipment.

During the three months ended March 31, 2008 we capitalized an additional $5,000 of costs incurred for the development of our new external website. These costs, aggregating approximately $66,000 as of March 31, 2008, are classified as construction in progress and are not being depreciated. The website is expected to be placed into service during the second quarter of 2008.

Note 8 – Credit Facility

We have a credit facility that enables us to have up to $5 million in the aggregate at any time outstanding, limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable plus 30% of eligible inventory, subject to certain reserves. At March 31, 2008, the Company’s borrowing base was $4.8 million. Outstanding borrowings under the credit facility mature on December 31, 2008. As of March 31, 2008, the Company had no borrowings outstanding under the credit facility.

Outstanding loans under the credit facility bear interest at our option at either (a) the greater of (i) the bank’s prime rate less 1.25% per annum or (ii) 1.00% per annum, or (b) under a formula based on LIBOR. We also pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

Our obligations under the credit facility are collateralized by all of our accounts receivable and inventory, and are guaranteed by one of our subsidiaries.

The credit facility contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank’s consent. These include, among other things, covenants that prohibit the payment of dividends and limit our ability to (a) repurchase stock, (b) incur or guarantee indebtedness, (c) create liens, (d) purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, (e) create or acquire any subsidiary, or (f) substantially change our business. The credit facility requires us to maintain, as of the end of each fiscal quarter, (a) tangible net worth and subordinated debt of at least $22.0 million, (b) a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and (c) a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with such fiscal quarter of not greater than 2.5 to 1.0. As of March 31, 2008, we were in compliance with all financial covenants in the credit facility.

Note 9 – Income Taxes

For the three months ended March 31, 2008 and 2007, our income tax provision consisted of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect for the full year. That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been expensed for financial statement purposes and state taxes.

There were no unrecognized tax benefits related to uncertain tax positions as of January 1, 2007. Total accrued interest as of January 1, 2007 was not material. We do not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. There have not been any past tax examinations nor are there any current tax examinations in progress. Accordingly, as of March 31, 2008, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

Note 10- Significant Customers

The following customers accounted for 10% or more of our consolidated net sales during at least one of the periods presented below:

	Three months ended March 31,
	2008	2007
Verizon	36%	37%
Power & Tel Supply Co., Inc.	17%	18%

As of March 31, 2008, three customers accounted for approximately 23%, 16%, and 11% of accounts receivable, and as of December 31, 2007, two customers accounted for approximately 26% and 22% of accounts receivable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the foregoing unaudited Condensed Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report.

Overview

Business

TII Network Technologies, Inc. and subsidiaries (together, “TII,” the “company,” “we,” “us,” or “our”) design, manufacture and market network interface devices (“NIDs”), intelligent NIDs (iNIDs), gateways and home networking products, overvoltage surge protection and connectivity solutions for the communications industry.

Results of Operations

The following table sets forth certain statement of operations information as a percentage of net sales for the periods indicated (except “Income tax (benefit) provision,” which is stated as a percentage of “Income before income taxes”):

	Three months ended March 31,				Dollar increase (decrease)	Percent increase (decrease)
(in thousands)	2008		2007
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$8,851	100.0%	$8,427	100.0%	$424	5.0%
Cost of sales	5,599	63.3%	5,635	66.9%	(36)	-0.6%
Gross profit	3,252	36.7%	2,792	33.1%	460	16.5%

Operating expenses:
Selling, general and administrative	2,407	27.2%	2,568	30.5%	(161)	-6.3%
Research and development	622	7.0%	513	6.1%	109	21.2%
Total operating expenses	3,029	34.2%	3,081	36.6%	(52)	-1.7%

Operating income	223	2.5%	(289)	-3.4%	512	-177.2%

Interest income	17	0.2%	47	0.6%	(30)	-63.8%
Other income	-	0.0%	(1)	0.0%	1	-100.0%

Income before income taxes	240	2.7%	(243)	-2.9%	483	-198.8%
Income tax provision (benefit)	89	37.1%	(86)	35.4%	175	-203.5%
Net income	$151	1.7%	$(157)	-1.9%	$308	-196.2%

Net sales for the three months ended March 31, 2008 were $8.9 million compared to $8.4 million for the comparable prior year period, an increase of $424,000 or 5.0%. The growth reflects increased sales of our traditional network interface and surge protection devices, partially offset by a decrease in sales of our connectivity products.

Gross profit for the three months ended March 31, 2008 was $3.3 million compared to $2.8 million for the comparable prior year period, an increase of $460,000 or 16.5%, while gross profit margin improved to 36.7% from 33.1%. The improvement in gross profit margin is primarily due to higher sales volume and cost savings as a result of the consolidation of our Puerto Rico operations into our new facility in Edgewood, New York.

Selling, general and administrative expenses for the three months ended March 31, 2008 were $2.4 million compared to $2.6 million for the comparable prior year period, a decrease of $161,000 or 6.3%. The decrease in the 2008 period is primarily attributable to a decrease of approximately $99,000 in share-based compensation expense as a result of stock options becoming fully vested during 2007 and the beginning of 2008, thereby completing the period during which the share-based compensation expense was recorded for these options, and the reversal of expense recognized for options forfeited by an executive and a decrease of $24,000 in rent expense due to the purchase of our new corporate headquarters.

Research and development expenses for the three months ended March 31, 2008 were $622,000 compared to $513,000 for the comparable prior year period, an increase of $109,000 or 21.2%. The increase is attributable to an increase in product development activities during the current year period.

Interest income for the three months ended March 31, 2008 was $17,000 compared to $47,000 for the comparable prior year period, a decrease of $30,000 or 63.8%. The decrease resulted from lower average cash and cash equivalent balances on hand in the 2008 period than the 2007 period.

During the three months ended March 31, 2008 and 2007, we recorded a provision (benefit) for income taxes of $89,000 and $(86,000), respectively. Our income tax provision (benefit) for each period consists of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year. That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been recognized for financial statement purposes and state taxes.

Impact of Inflation

We do not believe our business is affected by inflation to a greater extent than the general economy. Our products contain a significant amount of plastic that is petroleum based. We import most of our products from contract manufacturers, principally in Malaysia and China, and fuel costs are, therefore, a significant component of transportation costs to obtain delivery of products. Accordingly, increased petroleum prices have a negative impact on the cost of our products and our profit. Increased labor costs in the countries in which our contract manufacturers produce products for us and a continuing increase in the cost of precious metals could also increase the cost of our products. We monitor the impact of inflation and attempt to adjust prices where market conditions permit, except that we may not increase prices under our general supply agreement with Verizon Services Corp. Inflation has not had a significant effect on our operations during any of the reported periods.

Liquidity and Capital Resources

As of March 31, 2008, we had $17.0 million of working capital, which included $2.0 million of cash and cash equivalents, and our current ratio was 6.6 to 1. During the three months ended March 31, 2008, our cash flows from operations used $1.1 million, primarily to support a $3.5 million increase in inventory and a $1.1 million decrease in accounts payable, offset, in part, by a $2.6 million decrease in accounts receivable. Investing activities used cash of $168,000 for capital expenditures, primarily for machinery and equipment for our new facility in Edgewood, New York. Financing activities provided $28,000 of cash, as a result of the exercise of stock options.

We have a credit facility that enables us to have up to $5 million in the aggregate at any time outstanding, limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable plus 30% of eligible inventory, subject to certain reserves. At March 31, 2008, the Company’s borrowing base was $4.8 million. Outstanding borrowings under the credit facility mature on December 31, 2008. As of March 31, 2008, we had no borrowings outstanding under the credit facility.

Outstanding loans under the credit facility bear interest at our option at either (a) the greater of (i) the bank’s prime rate less 1.25% per annum or (ii) 1.00% per annum, or (b) under a formula based on LIBOR. We also pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility. Our obligations under the credit facility are collateralized by all of our accounts receivable and inventory. Our obligations under the credit facility are also guaranteed by one of our subsidiaries.

The credit facility contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank’s consent. These include, among other things, covenants that prohibit the payment of dividends and limit our ability to (a) repurchase stock, (b) incur or guarantee indebtedness, (c) create liens, (d) purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, (e) create or acquire any subsidiary, or (f) substantially change its business. The credit facility requires us to maintain, as of the end of each fiscal quarter, (a) tangible net worth and subordinated debt of at least $22.0 million, (b) a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and (c) a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with such fiscal quarter of not greater than 2.5 to 1.0. As of March 31, 2008, we were in compliance with all covenants in the credit facility.

We believe that existing cash, together with internally generated funds, the anticipated collection of the receivables generated from sales, and the available line of credit, will be sufficient for its working capital requirements and capital expenditure needs for the foreseeable future.

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

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, we adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not impact our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity is to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected is to be recognized in earnings as incurred and not deferred. SFAS 159 became effective for us as of January 1, 2008. We have not elected the fair value option to any of our arrangements. Accordingly, the adoption of SFAS 159 did not have any impact on our condensed consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, that the adoption of SFAS 141(R) may have on our condensed consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the potential impact, if any, SFAS 157 will have on nonfinancial assets and nonfinancial liabilities to the fiscal year beginning after November 15, 2008 on our condensed consolidated financial statements.

Forward-Looking Statements

Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of several factors, including, but not limited to, those factors discussed under the caption “Risk Factors” and elsewhere in this document. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report. These factors include, but are not limited to:

•

the ability to market and sell products to new markets beyond our principal copper-based Telco market which has been declining over the last several years, due principally to the impact of alternate technologies;

•	exposure to increases in the cost of our products, including increases in the cost of our petroleum-based plastic products and precious metals;
•	general economic and business conditions, especially as they pertain to the Telco industry;
•	the ability to timely develop products and adapt our existing products to address technological changes, including changes in our principal market;
•	competition in our traditional Telco market and new markets we are seeking to penetrate;
•	dependence on, and ability to retain, our “as-ordered” general supply agreements with our largest customer and ability to win new contracts;
•	potential changes in customers’ spending and purchasing policies and practices;
•	dependence on third parties for certain product development;

•

dependence for products and product components from Pacific Rim contract manufacturers, including on-time delivery that could be interrupted as a result of third party labor disputes, political factors or shipping disruptions, quality control and exposure to changes in costs and changes in the valuation of the Chinese Yuan;

•	weather and similar conditions, particularly the effect of typhoons on our assembly and warehouse facilities in the Pacific Rim;
•	the ability to attract and retain technologically qualified personnel; and
•	the availability of financing on satisfactory terms.

We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes in interest rates. The interest payable under our credit facility, under which we had no borrowings during March 31, 2008, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to our consolidated operating results, as we have not borrowed to any significant degree.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management, with the participation of our President and Principal Executive Officer and our Vice President-Finance and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

TII NETWORK TECHNOLOGIES, INC.
Date: May 14, 2008	By: /s/ Jennifer E. Katsch Jennifer E. Katsch Vice President-Finance, Treasurer and Chief Financial Officer

Exhibit Index

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.