Form 10-Q
period 2008-06-30
TII NETWORK TECHNOLOGIES, INC.
filed 2008-08-04
CIK 277928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes☐ No ☒

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 1, 2008 was 13,769,792.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,573	$3,261
Accounts receivable, net of allowance of $100 and $90 at June 30, 2008 and December 31, 2007, respectively	6,059	6,994
Inventories, net	12,701	9,219
Deferred tax assets, net	647	674
Other current assets	227	372
Total current assets	22,207	20,520

Property, plant and equipment, net	9,299	9,680
Deferred tax assets, net	9,048	9,358
Other assets, net	67	93
Total assets	$40,621	$39,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,772	$2,301
Accrued liabilities	1,382	1,856
Total current liabilities and total liabilities	4,154	4,157

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized including 30,000 shares of series D junior participating; no shares outstanding	—	—
Common stock, par value $.01 per share; 30,000,000 shares authorized; 13,787,429 shares issued and 13,769,792 shares outstanding as of June 30, 2008, and 13,499,541 shares issued and 13,481,904 shares outstanding as of December 31, 2007	138	135
Additional paid-in capital	41,809	41,358
Accumulated deficit	(5,199)	(5,718)
	36,748	35,775
Less: Treasury shares, at cost, 17,637 common shares at June 30, 2008 and December 31, 2007	(281)	(281)
Total stockholders’ equity	36,467	35,494

Total liabilities and stockholders’ equity	$40,621	$39,651

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net sales	$9,876	$13,731	$18,727	$22,158
Cost of sales	6,349	10,184	11,948	15,819
Gross profit	3,527	3,547	6,779	6,339

Operating expenses:
Selling, general and administrative	2,353	2,647	4,760	5,215
Research and development	501	498	1,123	1,011
Total operating expenses	2,854	3,145	5,883	6,226

Operating income	673	402	896	113

Interest expense	(4)	(6)	(4)	(6)
Interest income	9	38	26	85
Other income	—	2	—	1

Income before income taxes	678	436	918	193

Income tax provision	309	267	399	181

Net income	$369	$169	$519	$12

Net income per common share:
Basic and Diluted	$0.03	$0.01	$0.04	$0.00

Weighted average common shares outstanding:
Basic	13,546	12,726	13,520	12,669
Diluted	14,063	14,616	14,011	14,606

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2007	13,481,904	$135	$41,358	$(5,718)	$(281)	$35,494
Exercises of stock options	78,500	1	99	—	—	100
Share-based compensation	—	—	340	—	—	340
Restricted shares issued	209,388	2	12	—	—	14
Net income for the six months ended June 30, 2008	—	—	—	519	—	519
Balance June 30, 2008	13,769,792	$138	$41,809	$(5,199)	$(281)	$36,467

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	June 30, 2008	June 30, 2007

Cash Flows from Operating Activities
Net income	$519	$12
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	821	733
Share-based compensation	354	522
Deferred income taxes	337	150
Loss on write-offs and disposals of capital assets	8	22
Excess tax benefits from stock option exercises	—	(5)
Changes in operating assets and liabilities:
Accounts receivable	935	(6,008)
Inventories	(3,482)	1,262
Other assets	153	(168)
Accounts payable and accrued liabilities	(5)	1,416
Net cash used in operating activities	(360)	(2,064)

Cash Flows from Investing Activities
Capital expenditures	(428)	(2,938)
Net cash used in investing activities	(428)	(2,938)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	100	474
Excess tax benefits from stock option exercises	—	5
Net cash provided by financing activities	100	479

Net decrease in cash and cash equivalents	(688)	(4,523)

Cash and cash equivalents, at beginning of period	3,261	5,362

Cash and cash equivalents, at end of period	$2,573	$839

Non-cash Investing and Financing Activities
Capital additions included in accounts payable	$2	$—

Cash paid during the period for interest	$4	$6

Cash paid during the period for income taxes	$122	$73

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

Note 1 – Basis of Presentation

The unaudited interim condensed consolidated financial statements presented herein have been prepared by TII Network Technologies, Inc. and subsidiaries (together “TII,” the “company,” “we,” “us,” or “our”) in accordance with U.S. generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of operations for interim periods presented are not necessarily indicative of results of operations that might be expected for future interim periods or for the full fiscal year ending December 31, 2008.

Reclassifications

Certain reclassifications have been made to the prior period financial statements presented herein to conform to the 2008 presentation.

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

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, we adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not have any impact on our condensed consolidated financial statements.

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

In December 2007, the Securities Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107, to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of so-called “plain vanilla” stock options accounted for under SFAS 123R beyond December 31, 2007. Companies can use the simplified method if they conclude that their stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. We have concluded that our stock option exercise experience provides a reasonable basis upon which to estimate expected term, therefore we have refined our method to calculate estimates of the expected term of stock options.

Recently Issued Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which will require noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. We will assess the impact of SFAS 160 if and when any noncontrolling interests should arise.

Note 2 – Comprehensive income

We do not have any items of comprehensive income. Accordingly, for all periods presented, comprehensive income equaled net income.

Note 3 – Puerto Rico Facility Closing

In June 2007, our Board of Directors approved a plan to consolidate the operations of our Puerto Rico leased facility into our new headquarters in Edgewood, New York, resulting in the closure of the Puerto Rico facility. Cumulative costs incurred as of December 31, 2007 were $1,076 related to this plan. During the six months ended June 30, 2008 and 2007, we incurred $70 and $546, respectively, of costs related to this plan for a cumulative cost of $1,146 and $546 at June 30, 2008 and 2007, respectively. During the three months ended June 30, 2008 and 2007, we incurred $0 and $546, respectively, of costs related to this plan. All of these costs were included in cost of sales for the respective period incurred.

Upon adoption of the provisions of FASB Interpretation No. 47, “Accounting for Asset Retirement Obligations,” in 2005, we recorded an asset retirement obligation of $109 for the estimated cost to restore the leased facility in Puerto Rico to its original condition at the end of the lease. Restoration was completed April 30, 2008. The following presents activity related to this obligation for the six months ended June 30, 2008:

Balance, December 31, 2007	$39
Additional charges	70
Liabilities settled	(109)
Balance, June 30, 2008	$—

Note 4 – Share–Based Payment Compensation

Share-based payment compensation is attributable to the granting of stock options and shares of restricted stock, and vesting of these options and shares of restricted stock over the remaining requisite service period. Compensation expense attributable to share-based compensation in the three and six months ended June 30, 2008 was $182 and $354, respectively. Compensation expense attributable to share-based compensation in the three and six months ended June 30, 2007 was $260 and $522, respectively.

On April 3, 2008, our Board of Directors adopted our 2008 Equity Compensation Plan (the “2008 Plan”), subject to stockholder approval, which was obtained May 22, 2008. The 2008 Plan replaces our 1998 Stock Option Plan which was scheduled to expire on October 7, 2008 as to our ability to grant options thereunder. The 1998 Plan permitted us to grant stock options while the 2008 Plan permits us to grant stock appreciation rights, restricted stock and restricted stock units, as well as stock options, under both plans to our employees, directors and consultants. The 2008 Plan authorizes the grant of awards not to exceed 1,000,000 shares of the Company’s Common Stock in the aggregate and expires on May 21, 2018. The Board of Directors of the Compensation Committee determines, among other things, optionees, type of award, the number of shares to be subject to each share grant or award, exercise prices for options, vesting periods and term of the award, which may not exceed 10 years.

On April 3, 2008, we entered into an Employment Agreement with Kenneth A. Paladino, our President and Chief Executive Officer (the “Agreement”). Pursuant to this Agreement, Mr. Paladino was granted a restricted stock award (the “Award”) covering 175,000 shares of the Company’s Common Stock under the 2008 Plan. The 2008 Plan and the Award to Mr. Paladino were subject to stockholder approval, which was obtained on May 22, 2008. The Award vests on April 2, 2013 if Mr. Paladino remains employed by the Company on that date, subject to earlier vesting on a pro rata basis upon certain events as provided in the Agreement. The total fair value on the date of grant of this Award was $329. We recorded expense of $7 during the three and six months ended June 30, 2008 for this Award.

During the three months ended June 30, 2008, we granted 100,000 options to purchase common stock with a fair value of $159 to two employees, and 154,000 options to purchase common stock with a fair value of $238 to six non-employee directors. In addition, following the Company’s 2008 annual meeting of stockholders of the Company, pursuant to a stockholder approved arrangement with respect to the payment of annual non-employee director fees, three non-employee directors elected to receive 6,250 shares of our common stock having a then fair market value of $12, and a non-employee director and the non-executive Chairman of the Board, elected to receive 15,638 shares of our common stock having a then fair market value of $29, in lieu of their annual non-employee director fees. We recorded total expense of $46 during the three and six months ended June 30, 2008 for these awards.

Note 5 - Net income per common share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders (which equals our net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. During the three and six months ended June 30, 2008, outstanding options to purchase an aggregate of approximately 2,013,000 and 2,205,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. During both the three and six months ended June 30, 2007, outstanding options to purchase an aggregate of approximately 1,214,000 shares of common stock were excluded from the computation of diluted earnings per share for the applicable periods because their inclusion would have been anti-dilutive.

The following table sets forth the amounts used in the computation of basic and diluted net earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator for diluted EPS calculation:
Net income	$369	$169	$519	$12

Denominator for diluted EPS calculation (shares in thousands):
Weighted average shares outstanding - Basic	13,546	12,726	13,520	12,669
Effect of dilutive stock options	308	1,890	282	1,937
Effect of restricted stock awards	209	—	209	—
	14,063	14,616	14,011	14,606

Basic EPS	$0.03	$0.01	$0.04	$0.00

Diluted EPS	$0.03	$0.01	$0.04	$0.00

Note 6 – Inventories

The following table sets forth the cost basis of each major class of inventory as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Raw material and subassemblies	$1,366	$1,048
Work in progress	144	166
Finished goods	11,191	8,005
	$12,701	$9,219

Inventories are net of a reserve of $809 and $503 at June 30, 2008 and December 31, 2007, respectively.

Note 7 – Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset. The following table sets forth the amounts of each major class of property, plant and equipment as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Land	$1,244	$1,244
Building and building improvements	4,298	4,288
Construction in progress	63	107
Machinery and equipment	7,672	7,343
Computer hardware and software	831	753
Office furniture, fixtures, equipment and other	764	721
	$14,872	$14,456
Less: accumulated depreciation and amortization	(5,573)	(4,776)
	$9,299	$9,680

Depreciation and amortization of plant and equipment was $399 and $803 for the three and six months ended June 30, 2008, respectively, and $432 and $736 for the three and six months ended June 30, 2007, respectively.

We recorded a loss on disposal of capital assets of approximately $8 for the six months ended June 30, 2008 related to write-offs of obsolete equipment. For the three and six months ended June 30, 2007, we recorded a loss of $22 for assets disposed in connection with the move to our new facility in Edgewood, New York. In addition, during the three and six months ended June 30, 2007, we recorded accelerated depreciation of $85 related to assets in use at our Puerto Rico facility that were disposed of with the close of this facility.

Note 8 – Credit Facility

We have a credit facility that enables us to have up to $5,000 in the aggregate at any time outstanding, limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable (as defined in the agreement) plus 30% of eligible inventory (as defined in the agreement), subject to certain reserves. As of June 30, 2008, our borrowing base was calculated to be approximately $6,300. Outstanding borrowings under the credit facility mature on December 31, 2008. As of June 30, 2008, the Company had no borrowings outstanding under the credit facility.

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

The credit facility contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank’s consent. These include, among other things, covenants that prohibit the payment of dividends and limit our ability to (a) repurchase stock, (b) incur or guaranteeindebtedness, (c) create liens, (d) purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, (e) create or acquire any subsidiary, or (f) substantially change our business. The credit facility requires us to maintain, as of the end of each fiscal quarter, (a) tangible net worth and subordinated debt of at least $22,000, (b) a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and (c) a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with such fiscal quarter of not greater than 2.5 to 1.0. As of June 30, 2008, we were in compliance with all financial covenants in the credit facility.

Note 9 – Income Taxes

For the three and six months ended June 30, 2008 and 2007, our income tax provision consisted of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect for the full year. That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been expensed for financial statement purposes and state taxes.

We do not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. There have not been any past tax examinations nor are there any current tax examinations in progress. Accordingly, as of June 30, 2008, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

Note 10- Significant Customers

The following customers accounted for 10% or more of our consolidated net sales during at least one of the periods presented below:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Customer A	27%	32%	31%	34%
Customer B	14%	*	16%	12%
Customer C	12%	34%	*	21%
Customer D	11%	*	*	*

___________________

* Amounts are less than 10%

As of June 30, 2008, five customers accounted for approximately 22%, 19%, 13%, 11% and 11% of accounts receivable, and as of December 31, 2007, two customers accounted for approximately 26% and 22% of accounts receivable.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

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

Results of Operations

The following table sets forth certain statement of operations information as a percentage of net sales for the periods indicated (except “Income tax provision,” which is stated as a percentage of “Income before income taxes”):

	Three months ended June 30,
(dollars in thousands)	2008		2007
	Amount	% of Net sales	Amount	% of Net sales	Dollar increase (decrease)	Percent increase (decrease)
Net sales	$9,876	100.0%	$13,731	100.0%	$(3,855)	-28.1%
Cost of sales	6,349	64.3%	10,184	74.2%	(3,835)	-37.7%
Gross profit	3,527	35.7%	3,547	25.8%	(20)	-0.6%

Operating expenses:
Selling, general and administrative	2,353	23.8%	2,647	19.3%	(294)	-11.1%
Research and development	501	5.1%	498	3.6%	3	0.6%
Total operating expenses	2,854	28.9%	3,145	22.9%	(291)	-9.3%

Operating income	673	6.8%	402	2.9%	271	67.4%

Interest expense	(4)	0.0%	(6)	0.0%	2	-33.3%
Interest income	9	0.1%	38	0.3%	(29)	-76.3%
Other income	—	0.0%	2	0.0%	(2)	-100.0%

Income before income taxes	678	6.9%	436	3.2%	242	55.5%
Income tax provision	309	45.6%	267	61.2%	42	15.7%
Net income	$369	3.7%	$169	1.2%	$200	118.3%

	Six months ended June 30,
(dollars in thousands)	2008		2007
	Amount	% of Net sales	Amount	% of Net sales	Dollar increase (decrease)	Percent increase (decrease
Net sales	$18,727	100.0%	$22,158	100.0%	$(3,431)	-15.5%
Cost of sales	11,948	63.8%	15,819	71.4%	(3,871)	-24.5%
Gross profit	6,779	36.2%	6,339	28.6%	440	6.9%

Operating expenses:
Selling, general and administrative	4,760	25.4%	5,215	23.5%	(455)	-8.7%
Research and development	1,123	6.0%	1,011	4.6%	112	11.1%
Total operating expenses	5,883	31.4%	6,226	28.1%	(343)	-5.5%

Operating income	896	4.8%	113	0.5%	783	692.9%

Interest expense	(4)	0.0%	(6)	0.0%	2	-33.3%
Interest income	26	0.1%	85	0.4%	(59)	-69.4%
Other income	—	0.0%	1	0.0%	(1)	-100.0%

Income before income taxes	918	4.9%	193	0.9%	725	375.6%
Income tax provision	399	43.5%	181	93.8%	218	120.4%
Net income	$519	2.8%	$12	0.1%	$507	4225.0%

Net sales for the three months ended June 30, 2008 were $9,900 compared to $13,700 in the comparable prior year period, a decrease of $3,800 or 28.1%. Net sales for the six months ended June 30, 2008 were $18,700 compared to $22,200 in the comparable prior year period, a decrease of $3,500 or 15.5%. The decrease was primarily due to a lower level of sales of the Company’s HomePlug® products in the second quarter of 2008 than in the same period in 2007, when the Company began initial shipments of those products under a contract won in 2007.

Gross profit for each of the three months ended June 30, 2008 and 2007 was $3,500, while gross profit margin improved to 35.7% from 25.8%. Gross profit for the six months ended June 30, 2008 was $6,800 compared to $6,300 in the prior year period, an increase of $440 or 6.9%, while gross profit margin improved to 36.2% from 28.6%. The improvement in gross profit was primarily due to (a) cost savings as a result of the consolidation of our Puerto Rico operations, (b) related severance charges recorded in the prior year periods, there were no such severance charges recorded in the current year periods and (c) a change in product mix.

Selling, general and administrative expenses for the three months ended June 30, 2008 were $2,400 compared to $2,600 in the comparable prior year period, a decrease of $294 or 11.1%. The decrease in the three month 2008 period was primarily attributable to a decrease of $180 in salary and benefits expense resulting from a decrease in headcount, a decrease in share based compensation expense of $80 due to options becoming fully vested and a decrease in moving expenses of $82 as we completed our move into our new Edgewood, New York facility in 2007, offset, in part, by various other immaterial items. Selling, general and administrative expenses for the six months ended June 30, 2008 were $4,800 compared to $5,200 in the comparable prior year period, a decrease of $455 or 8.7%. The decrease in the six month 2008 period is primarily attributable to a decrease of $267 in salary and benefits expense resulting from a decrease in headcount and a decrease in share based compensation expense of $179 due to options becoming fully vested.

Research and development expenses for the three months ended June 30, 2008 were $501 compared to $498 for the comparable prior year period, an increase of $3 or 0.6%. Research and development expenses for the six months ended June 30, 2008 were $1,100 compared to $1,000 in the comparable prior year period, an increase of $112 or 11.1%. Although this expense for the 2008 periods is consistent with the 2007 periods, there was an increase in product development expenses, offset, in part, by decreases in employee-related and consulting expenses.

Interest income for the three months ended June 30, 2008 was $9 compared to $38 in the comparable prior year period, a decrease of $29 or 76.3%. Interest income for the six months ended June 30, 2008 was $26 compared to $85 in the comparable prior year period, a decrease of $59 or 69.4%. The decreases resulted from lower average cash and cash equivalent balances on hand in the 2008 periods compared to the 2007 periods.

During the three months ended June 30, 2008 and 2007, we recorded a provision for income taxes of $309 and $267, respectively. During the six months ended June 30, 2008 and 2007, we recorded a provision for income taxes of $399 and $181, respectively. Our income tax provision for each period consists of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year. That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been recognized for financial statement purposes and state taxes.

Impact of Inflation

We do not believe our business is affected by inflation to a greater extent than the general economy. Our products contain a significant amount of plastic that is petroleum based. We import most of our products from contract manufacturers, principally in Malaysia and China, and fuel costs are, therefore, a significant component of transportation costs to obtain delivery of products. Accordingly, increased petroleum prices have negatively impacted the cost of our products and we continue to take steps to mitigate the affect on the profit we realize. Increased labor costs in the countries in which our contract manufacturers produce products for us and a continuing increase in the cost of precious metals could also increase the cost of our products. We monitor the impact of inflation and attempt to adjust prices where market conditions permit, except that we may not increase prices under our general supply agreement with Verizon Services Corp. Inflation has not had a significant effect on our operations during any of the reported periods.

Liquidity and Capital Resources

As of June 30, 2008, we had $18,100 of working capital, which included $2,600 of cash and cash equivalents, and our current ratio was 5.3 to 1. During the six months ended June 30, 2008, our cash flows from operations used $360, primarily to support a $3,500 increase in inventory, offset, in part, by earnings before non-cash expenses of $2,000 and decreases in accounts receivable and other assets of $935 and $153, respectively. The increase in inventory is to fulfill anticipated sales, and we expect inventory levels to decrease over the remainder of the year. During the six months ended June 30, 2007, our cash flows from operations used $2,100, primarily due to a $6,000 increase in accounts receivable (principally from shipments of the Company’s HomePlug® products made late in the second quarter of 2007), offset, in part, by an increase of $1,400 in accounts payable and accrued liabilities, a decrease in inventory of $1,300 and earnings before non-cash expenses of $1,300.

Investing activities in the 2008 six month period used cash of $428 for capital expenditures, primarily for machinery and equipment used in the development of new products, while investing activities in the first six months of 2007 used cash of $2,900 for capital expenditures, primarily for building improvements and furniture and fixtures for our new facility in Edgewood, New York. Financing activities provided $100 of cash in the first six months of 2008 compared to $479 in the first six months of 2007 as a result of the exercise of stock options.

We have a credit facility that enables us to have up to $5,000 in the aggregate at any time outstanding, limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable (as defined in the agreement) plus 30% of eligible inventory (as defined in the agreement), subject to certain reserves. As of June 30, 2008, our borrowing base was calculated to be approximately $6,300. Outstanding borrowings under the credit facility mature on December 31, 2008. As of June 30, 2008, we had no borrowings outstanding under the credit facility.

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

The credit facility contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank’s consent. These include, among other things, covenants that prohibit the payment of dividends and limit our ability to (a) repurchase stock, (b) incur or guarantee indebtedness, (c) create liens, (d) purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, (e) create or acquire any subsidiary, or (f) substantially change its business. The credit facility requires us to maintain, as of the end of each fiscal quarter, (a) tangible net worth and subordinated debt of at least $22,000, (b) a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and (c) a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with such fiscal quarter of not greater than 2.5 to 1.0. As of June 30, 2008, we were in compliance with all covenants in the credit facility.

We believe that existing cash, together with internally generated funds, the anticipated collection of the receivables generated from sales, and the available line of credit, will be sufficient for our working capital requirements and capital expenditure needs for the foreseeable future.

Seasonality

Our operations are subject to seasonal variations primarily due to the fact that our principal products, NIDs, are typically installed on the side of homes. During the hurricane season, sales may increase depending upon the severity and location of hurricanes and the number of NIDs that are damaged and need replacement. Conversely, during winter months when severe weather hinders or delays the Telco’s installation and maintenance of their outside plant network, sales have been adversely affected until replacements can be installed (at which time sales increase).

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

Accounts receivable is presented on our balance sheets net of allowances for doubtful accounts and sales returns based upon our estimate of known issues and expected trends.

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

In accordance with SFAS No. 123(R), we are required to record the fair value of share-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and expected term assumptions require a greater level of judgment. We estimate expected stock-price volatility based primarily on historical volatility of the underlying stock using daily price observations over a period equal to the expected term of the option, but also consider whether other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected volatility. With regard to our estimate of expected term, as adequate information with respect to historical share option exercise experience is not available, we primarily consider the vesting term and original contractual term of options granted.

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

In December 2007, the Securities Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of so-called “plain vanilla” stock options accounted for under SFAS 123R beyond December 31, 2007. Companies can use the simplified method if they conclude that their stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. We have concluded that our stock option exercise experience provides a reasonable basis upon which to estimate expected term, therefore we have refined our method to calculate estimates of the expected term of stock options.

Recently Issued Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which will require noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. We will assess the impact of SFAS 160 if and when any noncontrolling interests should arise.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes in interest rates. The interest payable under our credit facility, under which there were no borrowings outstanding at during June 30, 2008, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to our consolidated operating results, as we have not borrowed to any significant degree.

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

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management, with the participation of our President and Principal Executive Officer and our Vice President-Finance and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.

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

PART II. OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On May 22, 2008, following the Company’s 2008 annual meeting of stockholders of the Company at which directors were elected, pursuant to a stockholder approved arrangement with respect to the payment of annual non-employee director fees, each of Mark T. Bradshaw, Lawrence M. Fodrowski and James Grover, non-employee directors of the Company, elected to receive 6,250 shares of the Company’s common stock having a then fair market value of $11,750, and Charles H. House, a non-employee director and the non-executive Chairman of the Board, elected to receive 15,638 shares of the Company’s common stock having a then fair market value of $29,400, in lieu of their annual non-employee director fees. The shares are subject to forfeiture in the event such non-employee director resigns or is removed for cause before the 2009 annual meeting of stockholders of the Company. Each of such non-employee directors represented, among other things, that he or she was acquiring these shares for his or her own account, for investment only, and not with a view toward their resale or distribution, and acknowledged that the shares purchased may not be resold unless subsequently registered under the Securities Act of 1933, as amended (the “Securities Act”), or unless an exemption from registration is available. The certificates evidencing the shares contain a legend to that effect. The Company believes that the issuance of the shares was exempt from the registration provisions of the Securities Act by virtue of the exemption afforded under Section 4(2) of the Securities Act.

Item 4.           Submission of Matters to a Vote of Security Holders

At our 2008 annual meeting of stockholders held on May 22, 2008, our stockholders:

a.          Elected the following to serve as Class III directors until our 2011 annual meeting of stockholders and until their respective successors are elected and qualified, by the following votes:
	For	Withheld
Mark T. Bradshaw	10,924,208	1,316,475
James R. Grover, Jr.	10,249,659	1,991,024
Charles H. House	10,681,900	1,558,783

b.	Approved our Equity Compensation Plan, by the following vote:
For	Against	Abstain	Non-Broker Votes
3,538,322	2,320,627	30,979	6,350,755

c.         Ratified the selection by our Board of Directors of KPMG LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2008, by the following vote:

For	Against	Abstain
11,625,605	469,294	145,784

As reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2008, on June 3, 2008, as recommended by the Audit Committee of our Board of Directors, we dismissed KPMG LLP as our independent registered public accounting firm and, as reported in our Current Report on Form 8-K filed with the Securities Exchange Commission on July 15, 2008, we engaged Marcum & Kliegman LLP on that date as our new registered public accounting firm.

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

TII NETWORK TECHNOLOGIES, INC.
Date: August 4, 2008	By:	/s/ Jennifer E. Katsch Jennifer E. Katsch Vice President-Finance, Treasurer and Chief Financial Officer

Exhibit Index

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.