Form 10-Q
period 2008-09-30
TII NETWORK TECHNOLOGIES, INC.
filed 2008-10-28
CIK 277928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes☐ No ☒

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of October 24, 2008 was 13,769,792.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,523	$3,261
Accounts receivable, net of allowance of $108 and $90 at September 30, 2008 and December 31, 2007, respectively	4,779	6,994
Inventories, net	11,229	9,219
Deferred tax assets, net	637	674
Other current assets	259	372
Total current assets	22,427	20,520

Property, plant and equipment, net	9,173	9,680
Deferred tax assets, net	8,874	9,358
Other assets, net	137	93
Total assets	$40,611	$39,651

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,530	$2,301
Accrued liabilities	1,261	1,856
Total current liabilities and total liabilities	3,791	4,157

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, including 30,000 shares of series D junior participating; no shares outstanding	—	—
Common stock, par value $.01 per share; 30,000,000 shares authorized; 13,787,429 shares issued and 13,769,792 shares outstanding as of September 30, 2008, and 13,499,541 shares issued and 13,481,904 shares outstanding as of December 31, 2007	138	135
Additional paid-in capital	42,035	41,358
Accumulated deficit	(5,072)	(5,718)
	37,101	35,775
Less: Treasury shares, at cost, 17,637 common shares at September 30, 2008 and December 31, 2007	(281)	(281)
Total stockholders' equity	36,820	35,494

Total liabilities and stockholders' equity	$40,611	$39,651

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales	$8,521	$12,704	$27,248	$34,862
Cost of sales	5,648	8,715	17,596	24,533
Gross profit	2,873	3,989	9,652	10,329

Operating expenses:
Selling, general and administrative	2,067	2,747	6,827	7,962
Research and development	495	542	1,618	1,553
Total operating expenses	2,562	3,289	8,445	9,515

Operating income	311	700	1,207	814

Interest expense	(2)	(3)	(6)	(10)
Interest income	9	39	36	124
Other expense	—	(13)	—	(13)

Income before income taxes	318	723	1,237	915

Income tax provision	192	351	591	532

Net income	$126	$372	$646	$383

Net income per common share:
Basic and Diluted	$0.01	$0.03	$0.05	$0.03

Weighted average common shares outstanding:
Basic	13,560	13,113	13,533	12,819
Diluted	13,723	14,599	13,985	14,605

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance December 31, 2007	13,481,904	$135	$41,358	$(5,718)	$(281)	$35,494
Exercises of stock options	78,500	1	99	—	—	100
Share-based compensation	—	—	534	—	—	534
Restricted shares issued	209,388	2	44	—	—	46
Net income for the nine months ended September 30, 2008	—	—	—	646	—	646
Balance September 30, 2008	13,769,792	$138	$42,035	$(5,072)	$(281)	$36,820

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	September 30, 2008	September 30, 2007
Cash Flows from Operating Activities
Net income	$646	$383
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,207	1,051
Share-based compensation	580	824
Deferred income taxes	521	479
Loss on write-offs and disposals of capital assets	17	234
Excess tax benefits from stock option exercises	—	(12)
Changes in operating assets and liabilities:
Accounts receivable	2,215	(2,701)
Inventories	(2,010)	1,626
Other assets	39	(228)
Accounts payable and accrued liabilities	(379)	1,535
Net cash provided by operating activities	2,836	3,191

Cash Flows from Investing Activities
Capital expenditures	(674)	(3,654)
Net proceeds from sale of property, plant and equipment	—	33
Net cash used in investing activities	(674)	(3,621)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	100	894
Excess tax benefits from stock option exercises	—	12
Net cash provided by financing activities	100	906

Net increase in cash and cash equivalents	2,262	476

Cash and cash equivalents, at beginning of period	3,261	5,362

Cash and cash equivalents, at end of period	$5,523	$5,838

Non-cash Investing and Financing Activities
Capital additions included in accounts payable	$13	$—

Cash paid during the period for interest	$6	$10

Cash paid during the period for income taxes	$139	$100

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except where noted and share and per share data)

(Unaudited)

Note 1 – Basis of Presentation

The unaudited interim condensed consolidated financial statements presented herein have been prepared by TII Network Technologies, Inc. and subsidiaries (together “TII,” the “company,” “we,” “us,” or “our”) in accordance with U.S. generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, the December 31, 2007 balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.

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

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions," and FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157." FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, we adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not have any impact on our condensed consolidated financial statements.

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

In December 2007, the Securities Exchange Commission ("SEC") published Staff Accounting Bulletin ("SAB") No. 110, which amends SAB No. 107, to allow for the continued use, under certain circumstances, of the "simplified" method in developing an estimate of the expected term of so-called "plain vanilla" stock options accounted for under SFAS 123(R) beyond December 31, 2007. Companies can use the simplified method if they conclude that their stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. We have concluded that our stock option exercise experience provides a reasonable basis upon which to estimate expected term; therefore we have refined our method to calculate estimates of the expected term of stock options.

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

Note 3 – Puerto Rico Facility Closing

In June 2007, our Board of Directors approved a plan to consolidate the operations of our Puerto Rico leased facility into our new headquarters in Edgewood, New York, resulting in the closure of the Puerto Rico facility. During the three months ended September 30, 2008 and 2007, we incurred $0 and $484, respectively, of costs related to this plan. During the nine months ended September 30, 2008 and 2007, we incurred $70 and $1,030, respectively, of costs related to this plan. Cumulative costs incurred as of September 30, 2008 were $1,146 related to this plan. All of these costs were included in cost of sales for the respective period incurred.

Upon adoption of the provisions of FASB Interpretation No. 47, “Accounting for Asset Retirement Obligations,” in 2005, we recorded an asset retirement obligation of $109 for the estimated cost to restore the leased facility in Puerto Rico to its original condition at the end of the lease. Restoration was completed April 30, 2008. The following presents activity related to this obligation for the nine months ended September 30, 2008:

Balance, December 31, 2007	$39
Additional charges	70
Liabilities settled	(109)
Balance, September 30, 2008	$—

Note 4 – Share–Based Payment Compensation

Share-based payment compensation is attributable to the granting of stock options and shares of restricted stock, and vesting of these options and shares of restricted stock over the remaining requisite service period. Compensation expense attributable to share-based compensation in the three and nine months ended September 30, 2008 was $227 and $580, respectively. Compensation expense attributable to share-based compensation in the three and nine months ended September 30, 2007 was $302 and $823, respectively.

On April 3, 2008, our Board of Directors adopted our 2008 Equity Compensation Plan (the “2008 Plan”), subject to stockholder approval, which was obtained May 22, 2008. The 2008 Plan replaces our 1998 Stock Option Plan, under which our ability to grant options expired on October 7, 2008. The 1998 Plan permitted us to grant stock options while the 2008 Plan permits us to grant stock appreciation rights, restricted stock and restricted stock units, as well as stock options, to our employees, directors and consultants. The 2008 Plan authorizes the grant of awards not to exceed 1,000,000 shares of the Company’s Common Stock in the aggregate and expires on May 21, 2018. The Board of Directors of the Compensation Committee determines, among other things, optionees, type of award, the number of shares to be subject to each share grant or award, exercise prices for options, vesting periods and term of the award, which may not exceed 10 years.

On April 3, 2008, we entered into an Employment Agreement with Kenneth A. Paladino, our President and Chief Executive Officer. Pursuant to this agreement, Mr. Paladino was granted a restricted stock award covering 175,000 shares of the Company’s Common Stock under the 2008 Plan. The 2008 Plan and the award to Mr. Paladino were subject to stockholder approval, which was obtained on May 22, 2008. The award vests on April 2, 2013 if Mr. Paladino remains employed by the Company on that date, subject to earlier vesting on a pro rata basis upon certain events as provided in the agreement. The total fair value on the date of grant of this award was $329. We recorded expense of $16 and $23 during the three and nine months ended September 30, 2008, respectively, for this award.

During the nine months ended September 30, 2008, we granted options to purchase 100,000 shares of our common stock with a fair value of $159 to two employees, and options to purchase 154,000 shares of our common stock with a fair value of $238 to six non-employee directors. In addition, following the Company’s 2008 annual meeting of stockholders of the Company, pursuant to a stockholder approved arrangement with respect to the payment of annual non-employee director fees, three non-employee directors each elected to receive 6,250 shares of our common stock, each having a fair market value of $12, and the non-executive Chairman of our Board, elected to receive 15,638 shares of our common stock having a then fair market value of $29, in lieu of their annual non-employee director fees. We recorded total expense of $95 and $141 during the three and nine months ended September 30, 2008 for these awards.

Note 5 - Net income per common share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders (which equals our net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. During the three and nine months ended September 30, 2008, outstanding options to purchase an aggregate of approximately 2,581,250 and 2,330,167 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. During both the three and nine months ended September 30, 2007, outstanding options to purchase an aggregate of approximately 1,440,500 and 1,242,333 shares of common stock, respectively, were excluded from the computation of diluted earnings per share for the applicable periods because their inclusion would have been anti-dilutive.

The following table sets forth the amounts used in the computation of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator for diluted EPS calculation:
Net income	$126	$372	$646	$383

Denominator for diluted EPS calculation (shares in thousands):
Weighted average shares outstanding - Basic	13,560	13,113	13,533	12,819
Effect of dilutive stock options	163	1,486	243	1,786
Effect of restricted stock awards	—	—	209	—
	13,723	14,599	13,985	14,605

Basic EPS	$0.01	$0.03	$0.05	$0.03

Diluted EPS	$0.01	$0.03	$0.05	$0.03

Note 6 – Inventories

The following table sets forth the cost basis of each major class of inventory as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Raw material and subassemblies	$1,538	$1,048
Work in progress	282	166
Finished goods	9,409	8,005
	$11,229	$9,219

Inventories are net of a reserve of $777 and $503 at September 30, 2008 and December 31, 2007, respectively.

Note 7 – Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset. The following table sets forth the amounts of each major class of property, plant and equipment as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Land	$1,244	$1,244
Building and building improvements	4,303	4,288
Construction in progress	90	107
Machinery and equipment	7,842	7,343
Computer hardware and software	834	753
Office furniture, fixtures, equipment and other	764	721
	$15,077	$14,456
Less: accumulated depreciation and amortization	(5,904)	(4,776)
	$9,173	$9,680

Depreciation and amortization of plant and equipment was $374 and $1,177 for the three and nine months ended September 30, 2008, respectively, and $522 and $1,024 for the three and nine months ended September 30, 2007, respectively.

We recorded a loss on disposal of capital assets of approximately $9 and $17 for the three and nine months ended September 30, 2008, respectively, related to disposals of obsolete equipment. For the nine months ended September 30, 2007, we recorded a loss of $22 for assets disposed in connection with the move to our new facility in Edgewood, New York. In addition, we sold assets from our closed Puerto Rico facility for a gain of $33, which is included in cost of sales for the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2007, we recorded accelerated depreciation of $160 and $245, respectively, related to assets that were in use at its Puerto Rico facility that were disposed of subsequent to the close of this facility.

Note 8 – Credit Facility

We have a credit facility that enables us to have up to $5 million in the aggregate at any time outstanding, limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable (as defined in the agreement) plus 30% of eligible inventory (as defined in the agreement), subject to certain reserves. As of September 30, 2008, our borrowing base exceeded our $5 million limit by approximately $300. Outstanding borrowings under the credit facility mature on December 31, 2008. As of September 30, 2008, we had no borrowings outstanding under the credit facility.

Outstanding loans under the credit facility bear interest at our option at either (a) the greater of (i) the bank's prime rate less 1.25% per annum or (ii) 1.00% per annum, or (b) under a formula based on LIBOR. We also pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

Our obligations under the credit facility are collateralized by all of our accounts receivable and inventory, and are guaranteed by one of our subsidiaries.

The credit facility contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit the payment of dividends and limit our ability to (a) repurchase stock, (b) incur or guarantee indebtedness, (c) create liens, (d) purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, (e) create or acquire any subsidiary, or (f) substantially change our business. The credit facility requires us to maintain, as of the end of each fiscal quarter, (a) tangible net worth and subordinated debt of at least $22 million, (b) a ratio of net income before interest expense and taxes for the 12-month period ended with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and (c) a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ended with such fiscal quarter of not greater than 2.5 to 1.0. As of September 30, 2008, we were in compliance with all financial covenants in the credit facility.

The credit facility is scheduled to expire on December 31, 2008. We are presently negotiating an extension of the credit facility. There can be no assurance, especially in light of the current economic climate regarding the extension of credit by lenders, that we will be successful in our efforts, or the terms upon which an amended credit facility may be available.

Note 9 – Income Taxes

For the three and nine months ended September 30, 2008 and 2007, our income tax provision consisted of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect for the full year. That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been expensed for financial statement purposes and state taxes.

We do not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. There have not been any past tax examinations nor are there any current tax examinations in progress. Accordingly, as of September 30, 2008, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

Note 10- Significant Customers

The following customers accounted for 10% or more of our consolidated net sales during at least one of the periods presented below:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Customer A	40%	32%	34%	33%
Customer B	16%	16%	16%	13%
Customer C	*	10%	*	17%
Customer D	10%	10%	*	*
Customer E	11%	*	*	*

___________________

* Amounts are less than 10%

As of September 30, 2008, three customers accounted for approximately 38%, 14%, and 14% of accounts receivable, and as of December 31, 2007, two customers accounted for approximately 26% and 22% of accounts receivable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the foregoing unaudited Condensed Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report. All amounts are in thousands, except where noted.

Overview

Business

We design, manufacture and market network interface devices (“NIDs”), intelligent NIDs (“iNIDs”), gateways and home networking products, overvoltage surge protection and connectivity solutions for the communications industry.

Results of Operations

The following table sets forth certain statement of operations information as a percentage of net sales for the periods indicated (except “Income tax provision,” which is stated as a percentage of “Income before income taxes”):

	Three months ended September 30,
(dollars in thousands)	2008		2007		Dollar	Percent
	Amount	% of Net sales	Amount	% of Net sales	increase (decrease)	increase (decrease)
Net sales	$8,521	100.0%	$12,704	100.0%	$(4,183)	-32.9%
Cost of sales	5,648	66.3%	8,715	68.6%	(3,067)	-35.2%
Gross profit	2,873	33.7%	3,989	31.4%	(1,116)	-28.0%

Operating expenses:
Selling, general and administrative	2,067	24.3%	2,747	21.6%	(680)	-24.8%
Research and development	495	5.8%	542	4.3%	(47)	-8.7%
Total operating expenses	2,562	30.1%	3,289	25.9%	(727)	-22.1%

Operating income	311	3.6%	700	5.5%	(389)	-55.6%

Interest expense	(2)	0.0%	(3)	0.0%	1	-33.3%
Interest income	9	0.1%	39	0.3%	(30)	-76.9%
Other income	—	0.0%	(13)	-0.1%	13	-100.0%

Income before income taxes	318	3.7%	723	5.7%	(405)	-56.0%
Income tax provision	192	60.4%	351	48.5%	(159)	-45.3%
Net income	$126	1.5%	$372	2.9%	$(246)	-66.1%

	Nine months ended September 30,
(dollars in thousands)	2008		2007		Dollar	Percent
	Amount	% of Net sales	Amount	% of Net sales	increase (decrease)	increase (decrease)
Net sales	$27,248	100.0%	$34,862	100.0%	$(7,614)	-21.8%
Cost of sales	17,596	64.6%	24,533	70.4%	(6,937)	-28.3%
Gross profit	9,652	35.4%	10,329	29.6%	(677)	-6.6%

Operating expenses:
Selling, general and administrative	6,827	25.1%	7,962	22.8%	(1,135)	-14.3%
Research and development	1,618	5.9%	1,553	4.5%	65	4.2%
Total operating expenses	8,445	31.0%	9,515	27.3%	(1,070)	-11.2%

Operating income	1,207	4.4%	814	2.3%	393	48.3%

Interest expense	(6)	0.0%	(10)	0.0%	4	-40.0%
Interest income	36	0.1%	124	0.4%	(88)	-71.0%
Other income	—	0.0%	(13)	0.0%	13	-100.0%

Income before income taxes	1,237	4.5%	915	2.6%	322	35.2%
Income tax provision	591	47.8%	532	58.1%	59	11.1%
Net income	$646	2.4%	$383	1.1%	$263	68.7%

Net sales for the quarter ended September 30, 2008 were $8,521 compared to $12,704 in the same prior year quarter, a decrease of $4,183 or 32.9%. Net sales for the nine months ended September 30, 2008 were $27,248 compared to $34,862 in the same prior year period, a decrease of $7,614 or 21.8%. The decreases were primarily due to the sharp downturn in economic activity which has negatively impacted the markets for our products and, during the third quarter of 2008, the absence of, and during the nine months ended September 30, 2008 lower sales of, our HomePlug® products.

Gross profit margin improved to 33.7% from 31.4% in the third quarter of 2008 and to 35.4% from 29.6% in the first nine months of 2008 from the comparative periods in 2007. Due to the lower sales, gross profit was $2,873 in the 2008 third quarter compared to $3,989 in the same prior year quarter, a decrease of $1,116 or 28.0%, and $9,652 in the nine month period in 2008 compared to $10,329 in the same prior year period, a decrease of $677 or 6.6%,. The improvement in gross profit margins was primarily due to cost savings resulting from the consolidation of our Puerto Rico operations into our facility in Edgewood, New York, as well as, in the 2008 nine month period, the absence of severance charges related to the consolidation recorded in the prior year period and a change in product mix.

Selling, general and administrative expenses for the quarter ended September 30, 2008 decreased to $2,067 from $2,747 in the same prior year quarter, a decrease of $680 or 24.8%. The decrease in the 2008 third quarter from the 2007 third quarter was primarily attributable to a $252 decrease in salary and related benefits expenses resulting from a decrease in headcount, and a decrease of $232 due to the absence of consulting fees resulting from Sarbanes Oxley compliance, certain sales and technical consultants fees and fees related to the implementation of our new enterprise resource planning system. Selling, general and administrative expenses for the nine months ended September 30, 2008 decreased to $6,827 from $7,962 in the same prior year period, a decrease of $1,135 or 14.3%. The decrease in the nine month 2008 period is primarily attributable to a decrease of $698 in salary and related benefits expenses resulting from a decrease in headcount.

Research and development expenses for the quarter ended September 30, 2008 were $495 compared to $542 for the same prior year quarter, a decrease of $47 or 8.7%. This decrease is primarily due to decreases in salary and related benefits expenses resulting from a decrease in headcount and depreciation expense. Research and development expenses for the nine months ended September 30, 2008 were $1,618 compared to $1,553 in the same prior year period, an increase of $65 or 4.2%. This increase is primarily due to an increase in product development expenses.

Interest income for the quarter ended September 30, 2008 was $9 compared to $39 in the same prior year quarter, a decrease of $30 or 76.9%. Interest income for the nine months ended September 30, 2008 was $36 compared to $124 in the same prior year period, a decrease of $88 or 71.0%. The decreases resulted from lower average cash and cash equivalent balances on hand in the 2008 periods compared to the 2007 periods.

During the quarters ended September 30, 2008 and 2007, we recorded a provision for income taxes of $192 and $351, respectively. During the nine months ended September 30, 2008 and 2007, we recorded a provision for income taxes of $591 and $532, respectively. Our income tax provision for each period consists of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year. That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been recognized for financial statement purposes and state taxes.

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

Liquidity and Capital Resources

As of September 30, 2008, we had $18,636 of working capital, which included $5,523 of cash and cash equivalents, and our current ratio was 5.9 to 1. During the nine months ended September 30, 2008, our cash flows from operations provided $2,836, primarily from net income of $646 plus non-cash expenses for (i) depreciation and amortization expense of $1,207, (ii) net loss on disposal of capital assets of $17, (iii) non-cash share based compensation of $580, and (iv) deferred income taxes of $521 and a decrease in accounts receivable $2,215. The generation of cash was offset, in part, by an increase in inventories of $2,010. The increase in inventory is to fulfill anticipated sales. We expect inventory levels to decrease over the remainder of the year.

Investing activities in the 2008 nine month period used cash of $674 for capital expenditures, primarily for machinery and equipment used in the development of new products, while investing activities in the first nine months of 2007 used cash of $3,654 for capital expenditures, primarily for building improvements and furniture and fixtures for our then new facility in Edgewood, New York. Financing activities provided $100 of cash in the first nine months of 2008 compared to $906 in the first nine months of 2007 as a result of the exercise of stock options.

We have a credit facility that enables us to have up to $5 million in the aggregate at any time outstanding, limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable (as defined in the agreement) plus 30% of eligible inventory (as defined in the agreement), subject to certain reserves. As of September 30, 2008, our borrowing base exceeded our $5 million limit by approximately $300. Outstanding borrowings under the credit facility mature on December 31, 2008. As of September 30, 2008, we had no borrowings outstanding under the credit facility.

Outstanding loans under the credit facility bear interest at our option at either (a) the greater of (i) the bank's prime rate less 1.25% per annum or (ii) 1.00% per annum, or (b) under a formula based on LIBOR. We also pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility. Our obligations under the credit facility are collateralized by all of our accounts receivable and inventory. Our obligations under the credit facility are also guaranteed by one of our subsidiaries.

The credit facility contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit the payment of dividends and limit our ability to (a) repurchase stock, (b) incur or guarantee indebtedness, (c) create liens, (d) purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, (e) create or acquire any subsidiary, or (f) substantially change its business. The credit facility requires us to maintain, as of the end of each fiscal quarter, (a) tangible net worth and subordinated debt of at least $22 million, (b) a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and (c) a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with such fiscal quarter of not greater than 2.5 to 1.0. As of September 30, 2008, we were in compliance with all covenants in the credit facility.

The credit facility is scheduled to expire on December 31, 2008. We are presently negotiating an extension of the credit facility. There can be no assurance, especially in light of the current economic climate regarding the extension of credit by lenders, that we will be successful in our efforts, or the terms upon which an amended credit facility may be available.

We believe that existing cash, together with internally generated funds and the available line of credit, will be sufficient for our working capital requirements and capital expenditure needs for the foreseeable future.

Seasonality

Our operations are subject to seasonal variations primarily due to the fact that our principal products, NIDs, are typically installed on the side of homes. During the hurricane season, sales may increase depending upon the severity and location of hurricanes and the number of NIDs that are damaged and need replacement. Conversely, during winter months when severe weather hinders or delays the Telco's installation and maintenance of their outside plant network, sales have been adversely affected until replacements can be installed (at which time sales increase).

Off Balance Sheet Financing

We have no off-balance sheet contractual arrangements, as that term is defined in Item 304 (a) (4) of Regulation S-K.

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments. We believe that the determination of the carrying value of our inventories, accounts receivable and long-lived assets, the valuation allowance of deferred tax assets and valuation of share-based payment compensation are the most critical areas where management’s judgments and estimates most affect our reported results. While we believe our estimates are reasonable, misinterpretation of the conditions that affect the valuation of these assets could result in actual results varying from reported results, which are based on our estimates, assumptions and judgments as of the balance sheet date.

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

Accounts receivable are presented on our balance sheets net of allowances for doubtful accounts and sales returns based upon our estimate of known issues and expected trends.

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

In accordance with SFAS No. 123(R), we are required to record the fair value of share-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and expected term assumptions require a greater level of judgment. We estimate expected stock-price volatility based primarily on historical volatility of the underlying stock using daily price observations over a period equal to the expected term of the option, but also consider whether other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected volatility. With regard to our estimate of expected term, as adequate information with respect to historical share option exercise experience is available, we have refined our method to calculate estimates of the expected term of stock options.

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions," and FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157." FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, we adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not impact our financial position or results of operations.

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

In December 2007, the Securities Exchange Commission ("SEC") published Staff Accounting Bulletin ("SAB") No. 110, which amends SAB No. 107 to allow for the continued use, under certain circumstances, of the "simplified" method in developing an estimate of the expected term of so-called "plain vanilla" stock options accounted for under SFAS 123(R) beyond December 31, 2007. Companies can use the simplified method if they conclude that their stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. We have concluded that our stock option exercise experience provides a reasonable basis upon which to estimate expected term; therefore we have refined our method to calculate estimates of the expected term of stock options.

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

Forward-Looking Statements

Certain statements in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as "may," "should," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of several factors. These factors include, but are not limited to:

•	general economic and business conditions, especially as they pertain to the Telco industry;
•

potential changes in customers’ spending and purchasing policies and practices, which are effected by customers’ internal budgetary allotments that may be impacted by the current economic climate, particularly in the United States;

•

the ability to market and sell products to new markets beyond our principal copper-based Telco market which has been declining over the last several years due principally to the impact of alternate technologies;

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

Item 3     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes in interest rates. The interest payable under our credit facility, under which there were no borrowings outstanding at during the nine months ended September 30, 2008, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to our consolidated operating results, as we have not borrowed to any significant degree.

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

Item 4T	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management, with the participation of our President and Principal Executive Officer and our Vice President-Finance and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TII NETWORK TECHNOLOGIES, INC.
Date: October 28, 2008	By: /s/ Jennifer E. Katsch Jennifer E. Katsch Vice President-Finance, Treasurer and Chief Financial Officer

Exhibit Index

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.