Form 10-K
period 2008-12-31
TII NETWORK TECHNOLOGIES, INC.
filed 2009-03-27
CIK 277928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington. D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(631) 789-5000

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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

The aggregate market value of the voting stock of the registrant outstanding as of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, held by non-affiliates of the registrant was approximately $21.5 million. While such market value excludes the market value of shares that may be deemed beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

The number of shares of the Common Stock of the registrant outstanding as of March 24, 2009 was 13,769,792.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

*

The information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K is incorporated herein by reference to the information called for by those items which will be contained in our Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to our 2009 Annual Meeting of Stockholders.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of several factors, including, but not limited to, those factors discussed below and elsewhere in this document. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report. Among those factors are:

•	general economic and business conditions, especially as they pertain to the telecommunications industry;

•

potential changes in customers’ spending and purchasing policies and practices, which are effected by customers’ internal budgetary allotments that may be impacted by the current economic climate, particularly in the United States (see “Business – Marketing and Sales”);

•

the ability to market and sell products to new markets beyond our principal copper-based telephone operating company (“Telco”) market (see “Business – Marketing and Sales”) which has been declining over the last several years, due principally to the impact of alternate technologies (see “Business – Competition”);

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

•	competition in our traditional Telco market and new markets into which we have been seeking to expand (see “Business – Competition”);

•	dependence on, and ability to retain, our “as-ordered” general supply agreements with our largest customer and our ability to win new contracts (see “Business – Marketing and Sales”);

•	dependence on third parties for certain product development (see “Business – Product Development”);

•

dependence for products and product components from Pacific Rim contract manufacturers, including on-time delivery that could be interrupted as a result of third party labor disputes, political factors or shipping disruptions, quality control and exposure to changes in costs and changes in the valuation of the Chinese Yuan (see “Business – Manufacturing”);

•

weather and similar conditions, including the effect of typhoons on our assembly facilities in the Pacific Rim, the effect of hurricanes on our warehouse in the United States, which can increase the demand for our products and harsh winter conditions which can temporarily disrupt the installation of certain of our products by Telcos (see “Business – Manufacturing” and “Business – Seasonality”);

•	the ability to attract and retain technologically qualified personnel (see “Business – Product Development”); and

•	the availability of financing on satisfactory terms (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

PART I

ITEM 1.	BUSINESS

General

TII Network Technologies, Inc. and subsidiaries (together, “Tii,” the “company,” “we,” “us” or “our”) design, manufacture and sell products to the service providers in the communications industry for use in their networks. Our products are typically found outdoors in the service provider’s distribution network, at the interface where the service provider’s network connects to the user’s network, and inside the user’s home or apartment, and are critical to the successful delivery of voice and broadband communication services.

We sell our products through a network of sales channels, principally to telephone operating companies (“Telcos”), multi-system operators (“MSOs”) of communications services, including cable and satellite service providers, and original equipment manufacturers (“OEMs”). Tii is certified to the telecommunications quality standard TL9000 and is a voting member of the Quest forum group responsible for updating TL9000.

In June 2007, we moved our headquarters from a leased facility in Copiague, New York to a building we purchased in Edgewood, New York. In September 2007, we consolidated the operations of our Puerto Rico leased facility into our new headquarters, resulting in the closure of the Puerto Rico facility.

Products

Network Interface Devices (“NID”) and Accessories

Telco NIDs house the FCC mandated demarcation point between the public switched telephone network (PSTN) provider and the customer’s network. A NID is typically a thermoplastic box located on the outside of a customer’s premise, housing primary surge protectors, customer demarcation, customer termination ports and various electronic circuits. It is ruggedized against the environment and will have both Telco and customer access points.

          Network Interface Devices: Our family of 1,2,3,6 and 12 line NIDs is designed to comply with rigorous industry environmental and electrical performance standards. Our NIDs usually incorporate a variety of components including our overvoltage surge protectors, Digital Subscriber Line (“DSL”) service splitters for broadband delivery and customer bridge modules which facilitate customer access to the network.

          Accessories: Tii designs and manufactures a broad range of products designed to operate in our own and competitor’s NIDs. These products include station protectors, customer wiring modules to interconnect service to the home, DSL service splitters, Electro-Magnetic Interference (EMI) filters and line test modules, which enable remote testing of the integrity of the service providers’ lines, minimizing costly maintenance dispatches.

Broadband Products

Our broadband products facilitate the successful deployment of Triple Play services (voice, video and data) and are comprised of both active electronics and passive components. These products enable service providers to offer the most stable and highest bandwidth services safely to the user at the lowest deployment cost.

          Digital Subscriber Line Technology: Telcos have been utilizing their existing infrastructure of copper access wires to deliver broadband services with DSL technology. We have developed an extensive line of DSL electronic products for this market, including a line of xDSL POTS (Plain Old Telephone Service) Splitters. These splitters isolate the voice and data signals on a Telco line to provide separate outputs for phone and data services which enables DSL services. Modules are available in several NID configurations, as well as several indoor units.

          Fiber Optic: Tii has developed a grounding and overvoltage protection device used in the deployment of Optic Network Terminals (“ONT”) by the service providers which convert light pulses from a fiber optic line to electrical pulses. Tii provides various connectivity modules typically utilized inside ONTs, and active electronic devices to enable the fiber delivered telephone service to coexist with Gate Entry and Door Entry Intercom systems.

          Intelligent NID: Our outdoor intelligent residential gateway OutriggerTM, now sometimes referred to as an “iNID,” facilitates the delivery of Triple-Play bundled services – digital telephone, television and Internet data by telephone or cable service providers. Our current configuration accomplishes this by embedding the Home Phone Network Alliance (“HPNA”) technology for delivering Internet Protocol (“IP”) technologies to customers over a home’s existing cable TV (COAX) or telephone wiring, eliminating the need to run new dedicated CAT5 Ethernet cabling to provide Triple-Play services.

          HomePlug®: HomePlug® technology enables networking of voice, data and audio devices through the consumers’ AC power lines. Our HomePlug®-compatible and HomePlug®-embedded surge protectors incorporate our patented and proprietary AC protection, filtering and HomePlug® Powerline integrated circuits.

Connectivity Products

Connectivity products include both active and passive solutions that incorporate superior wire management, technician friendly “tool-less” design, insulation displacement contact (“IDC”) and gel-sealed options. These products are designed to support broadband-enabled services and network management.

          Voice over Internet Protocol (“VoIP”) Products: These solutions provide Telco “NID like” environmentally robust enclosures and advanced gel sealed wire termination products for connection of broadband delivered VoIP telephony service. An extensive range of connectivity solutions is offered for single family, multi-dwelling unit (“MDU”) and commercial applications.

          Switchable Voice NID (“SVN”) Products: These solutions enable the efficient installation and connection of VoIP telephony to cable subscribers and include SVNs which remotely activate VoIP telephony. Units are available for single family, multiple dwelling unit (“MDU”) and commercial applications.

          Voice Intercom Systems (“VIS”) Products: These products are used in MDUs for telephony delivered via cable, fiber or DSL VoIP to enable the newly installed telephone service to work with Gate Entry and Door Entry Intercom systems which are typically disconnected when broadband services are deployed.

          Other Connectivity: These products include aerial terminals and enclosures that provide world class performance in extremely harsh outdoor environments and are located throughout the service providers’ network, typically deployed in aerial locations.

Overvoltage Surge Protection

Surge protection products are used by major telecommunications providers at subscriber locations, protecting both personnel and network plant equipment, while increasing field service reliability and reducing maintenance costs.

          Gas Tubes: Our gas tubes represent the foundation upon which most of our overvoltage surge protector products are based. Our proprietary two and three electrode gas tubes have been designed to withstand multiple high-energy overvoltage surges while continuing to provide a long service life.

          Modular Station Protectors: Our broad line of station overvoltage surge protectors are designed to be deployed in a variety of configurations to accommodate service providers’ requirements. Our most advanced overvoltage surge protector incorporates sealed Insulation Displacement Connector (“IDC”) “tool-less” connections, which reduce installation time, increase reliability and are ideally suited for today’s high speed broadband service networks.

          Other Surge Protection Products: We design and manufacture a variety of other surge protection devices that include a patented high-performance 75 ohm coaxial protector for cable networks, a 50-ohm coaxial protector for wireless service providers’ cell sites, a gel-sealed Ethernet data protector and power line/data line protectors for personal computers and home entertainment systems.

Product Development

We focus our product development resources on products that providers of communication services need to more effectively deliver their services. Our customers maintain highly complex networks, and many of the products we develop are the result of inquiries of our engineers by our customers. An important aspect of our product development is that we also invest our resources to develop products in anticipation of the future network strategies of our customers.

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

For the years ended December 31, 2008 and 2007, R&D expense was $2.0 million and $2.2 million, respectively. The largest portion of our development efforts is focused on new products for the growth segments of the Telco and MSO markets, primarily broadband deployment.

Marketing and Sales

We market and sell our products to the providers of communications services through a combination of our own sales employees and manufacturers’ representatives. Products are distributed either directly or through national and regional distributors. OEM customers are sold direct or through distributors.

The following is certain information concerning customers that accounted for 10% or more of our consolidated net sales during the periods presented below. The loss of, or the disruption of shipments to, any of these customers could have a material adverse effect on our results of operations and financial condition.

	Years ended December 31,

	2008	2007	2006

Customer A	33%	29%	46%
Customer B	14%	13%	13%
Customer C	*	15%	*
Customer D	12%	*	*

*Less than 10%

While we are marketing and selling into new markets, Telco customers represented approximately 87%, 74% and 89% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively.

On July 8, 2005, we received a Product Purchase Agreement (the “Verizon Agreement”), which is a general supply agreement, from Verizon Services Corp. (“Verizon”) setting forth the terms under which we are to continue to provide product to Verizon until March 31, 2010. Prices, warranties, benefits, terms and conditions granted to Verizon under the Verizon Agreement are fixed, but must be at least as favorable as those granted by Tii to other commercial customers under like or similar circumstances. The principal products being supplied under the terms of the Verizon Agreement are NIDs for deployment by Verizon in its traditional copper transmission network. The products incorporate our sealing technologies and other components, including overvoltage protection and DSL enabling electronics.

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

We are also pursuing international markets for our products. International sales have been made primarily to countries in the Caribbean, South and Central America, Canada, the Pacific Rim and Europe. Our international sales were approximately $3.2 million (9% of sales), $2.3 million (5% of sales) and $2.4 million (6% of sales) for the years ended December 31, 2008, 2007 and 2006, respectively. We require foreign sales to be paid for in U.S. currency. International sales are affected by such factors as the North American Free Trade Agreement (“NAFTA”) and future Central American Free Trade Agreement (“CAFTA”) requirements, exchange rates, changes in protective tariffs and foreign government import controls. We believe international markets continue to offer additional opportunities for our products and we are actively pursuing these markets.

Manufacturing

In September 2007, we relocated our quick-response, low volume manufacturing operation from our leased facility in Puerto Rico to our new headquarters in Edgewood, New York. All high volume production is outsourced and is produced by contract manufacturers within the Pacific Rim, principally China and Malaysia, utilizing, in most cases, our equipment and processes. All product manufactured in Asia is approved by Tii prior to shipping out of country of origin using Acceptable Quality Level (“AQL”) sampling procedures and on site auditing by Tii quality personnel located in our China Quality Assurance laboratory. This laboratory, which holds the same TL9000 certificate as Tii, reports directly to our Quality Vice President. Our primary contract manufacturer is an independent U.S. based corporation with a wholly owned subsidiary located in China that is listed by Underwriters Laboratories (“UL”) and is TL9000 qualified and registered. A second contract manufacturer, in Malaysia, produces most of our proprietary gas tubes. That company also sells its own gas tubes to some of our competitors. There are strict non-disclosure agreements with each of these contract manufacturers. We depend on our contract manufacturers to produce the majority of our products for sale to customers.

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

Competition

We face significant competition across all of our markets and product lines. Our principal competitors within the Telco market are Corning Cable Systems LLC, Tyco Electronics Corp, which is also our customer (see “Business - Marketing and Sales”) and Bourns, Inc. Our principal competition within the MSO market is Tyco Electronics Corp, Channell Commercial Corporation, Belkin Corporation and American Power Conversion Corp.

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

The National Electric Code (“NEC”) requires that an overvoltage surge protector listed by UL or another qualified electrical testing laboratory be installed on all traditional Telco copper subscriber telephone lines that are exposed to lightning and accidental contact with electric light or power conductors. We have traditionally obtained and maintained listing by UL where required.

Compliance with applicable Federal, state and local environmental regulations has not had, and we do not believe that compliance in the future will have, a material adverse effect on our earnings, capital expenditures or competitive position.

Employees

On March 24, 2009, we had approximately 38 full-time employees. We have not experienced any work stoppage as a result of labor difficulties and believe we have satisfactory employee relations. We are not a party to any collective bargaining agreements.

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

Risks Relating To Our Business

Current economic conditions may continue to adversely affect consumers and our customers and suppliers, thereby adversely affecting our financial performance, results of operations and financial condition.

The deterioration in the global economic environment over the past several months has resulted in declining values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions and others, increases in unemployment levels and significant declines and volatility in the global financial markets. These factors have negatively impacted the level of consumer spending. Certain of the products offered by our customers - service providers in the communications industry - are dependent on consumer spending which, in turn, impacts the demand of the service providers for our products. The credit crisis is also causing our customers to reduce inventories and certain customers are more aggressively seeking pricing concessions than in the past. These actions have the potential to negatively affect our sales and profit margins.

Our primary market, the traditional Telco copper-based transmission network, has been declining over the last several years.

Principally due to the competitive impact of alternative technologies that compete with the Telco’s traditional copper-based transmission network, such as cellular service and Fiber-To-The-Premises (“FTTP”), and competition from MSOs, over the past several years there have been cutbacks in copper-based construction and maintenance budgets by the Telcos and a reduction in the number of their access lines. As a result, our principal copper-based business has been adversely affected.

In this regard, our major customer, Verizon, continues its strategy to deploy FTTP. This multi-year program has resulted in a reduction of capital outlays on its traditional copper network and has, therefore, impacted our traditional protection based products since FTTP networks require less traditional protection than current copper networks. Though landlines, in general, continue to be dropped by customers as a result of the introduction and acceptance of new technologies, current economic conditions are accelerating this trend. While we still believe that while the current embedded copper infrastructure will continue to play a significant role as a transmission medium for years to come, it will continue to decline year to year. Further, there can be no assurance that this trend will not accelerate.

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

Our success will depend, in large measure, upon our ability to timely identify, develop and market new products at competitive prices, enhance our current product offerings and develop new products that address our customers’ and the marketplace’s needs for additional functionality and new technologies. In this regard we have been developing various Voice over Internet Protocol, so called VoIP products, new station electronic and other products for Telcos, MSOs and home networking products for consumers. See Item 1, “Business – Products.” The development of new products is subject to a variety of risks, including:

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

•	The availability or ability to obtain sufficient financing to fund any capital investments needed to develop, manufacture, market and sell new products;

•	Product development cycles that can be lengthy and are subject to changing requirements and unforeseen factors that can result in delays;

•	New products or features which may contain defects that, despite testing, are discovered only after a product has been installed and used by customers; and

•	Changing technology, evolving industry standards, changes in customer requirements and competitive product introductions and enhancements.

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

A relatively small number of customers account for most of our revenue. Our principal customer, Verizon, accounted for 33%, 29% and 46% of our revenue in 2008, 2007 and 2006, respectively. Another customer accounted for 14%, 13% and 13% of our revenues, respectively, during those years. Other customers have, from time to time, accounted for more than 10% of our revenues in a year. See Item 1, “Business – Marketing and Sales.” We expect that, at least in the near term, we will continue to rely on our success in selling our existing and future products to these customers in significant quantities. There can be no assurance that we will be able to retain our largest customers or that we will be able to obtain additional customers or replace key customers we may lose or who may reduce their purchases from us. The loss of one or more of these customers, or a substantial diminution in orders received from these customers, would have a material adverse effect on us.

Our contract with Verizon is a general supply contract and, as such, Verizon is not required to purchase any specific product from us, and our contract also contains other terms favorable to Verizon that could adversely impact our future results of operations.

In July 2005, we received a general supply agreement from Verizon, setting forth the terms under which we are to continue to provide product to Verizon, including additional approved products and an expanded territory, until March 31, 2010. General supply agreements do not require Telcos to purchase specific quantities of product and can be terminated without cause by either party, or extended by mutual written agreement. Prices, warranties, benefits, terms and conditions granted to Verizon under the Verizon agreement are fixed, but must be at least as favorable as those granted by us to other commercial customers under like or similar circumstances. The loss of Verizon as a purchaser of our products, or a substantial decrease in the orders received from Verizon, could have a material adverse effect on us.

Our dependence upon key customers and lack of long term commitments with customers makes it easier for those customers to cease or reduce purchases from us.

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

Currently we depend on offshore contract manufacturers, principally in China and Malaysia, for the timely delivery of high quality product. As a result, we are subject to risks of doing business outside the United States, including:

•	potential delays and added delivery expenses in meeting rapid delivery schedules;

•	potential U.S. government sanctions, such as embargoes and restrictions on importation;

•	potential currency fluctuations;

•	potential labor unrest and political instability;

•	potential restrictions on the transfer of funds;

•	U.S. customs and tariffs;

•	weather, such as Typhoons, that could disrupt the delivery of product from our Pacific Rim contract manufacturers; and

•	health risks in the Pacific Rim region.

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

We currently have a credit facility in the amount of $5.0 million. The revolving credit facility is limited by a borrowing base, in general, equal to 80% of eligible accounts receivable, plus the lesser of 30% of eligible inventory, after certain reserves, or $1.5 million. The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank’s consent. These include, among other things, covenants that prohibit the payment of dividends and limit our ability to repurchase our stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business.

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

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our employees. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Shared-based Payment,” which has required us to measure compensation costs for all stock-based compensation, including stock options and restricted stock awards, at fair value and to recognize these costs as expenses in our statements of income. Although not a cash expense, the recognition of these expenses in our statements of income has had, and is expected to continue to have, a negative effect on our reported earnings and earnings per share, which could negatively impact our future stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

The costs that we incur and management time we expend as a result of being a public company could increase significantly in the future.

We incur significant legal, accounting, administrative and other costs and expenses as a public company. We are required to comply with rules and regulations promulgated by the SEC and NASDAQ. Compliance with these rules and regulations causes us to incur legal, audit and financial compliance costs, and diverts management’s attention from operations and strategic opportunities. In 2007, we incurred significant initial costs in evaluating and reporting on our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations of the SEC and standards of the Public Company Accounting Oversight Board (PCAOB). We will incur additional costs when our independent registered public accounting firm is required to audit the effectiveness of our internal controls over financial reporting for the year ending December 31, 2009 and annually thereafter. We have provided our report on internal control over financial reporting with this filing Report. The process of assessing and testing our internal controls and complying with Section 404 is ongoing and has been, and will continue to be, expensive and time consuming, and it requires significant management attention.

A failure by us to maintain an effective system of internal controls in the future could have an adverse effect on our operating results, stock price and ability to raise financing.

We cannot be certain that the measures we have taken with respect to our internal control over financial reporting will ensure that we will maintain adequate controls over our financial processes and reporting in the future. We have in the past discovered, and may in the future discover, areas of our internal controls that require improvement. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Disclosures of material weaknesses could reduce the market’s confidence in our financial statements and harm our stock price and our ability to borrow and raise capital.

Risks Relating To Our Common Stock

We do not anticipate paying dividends.

We intend to retain any future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. In addition, our bank credit agreement prohibits us from declaring and paying any dividends.

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

The market price of our common stock has been at times, and may in the future be, subject to wide fluctuations. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities.” Factors that may adversely affect the market price of our common stock include, among other things:

•	quarter to quarter variations in operating results;

•	the occurrence of events that affect or could affect our operating results;

•	changes in earnings estimates by analysts;

•	announcements regarding technological innovations or new products by us or others and the degree of success of those innovations and new products;

•	announcements of gains or losses of significant customers or contracts;

•	prospects in the telecommunications industry;

•	changes in the regulatory environment;

•	market conditions; and

•	the sale or attempted sale of large amounts of our common stock into the public markets.

There is no assurance of continued NASDAQ listing of our common stock.

Although we are currently in compliance with the NASDAQ Capital Market continuing listing requirements, we cannot assure you that our common stock will continue to be quoted on NASDAQ. A listed issuer is not in compliance with NASDAQ Stock Market’s minimum closing bid price requirement for continued listing on its Capital Market if it fails to achieve at least a $1.00 closing bid price for a period of 30 consecutive business days. Once out of compliance, listed issuers are provided one automatic 180-day period to regain compliance.

Thereafter, issuers, such as the company, that are listed on the NASDAQ Capital Market can receive an additional 180-day remedial period if they are in compliance with all NASDAQ Capital Market initial listing requirements (except the minimum bid price requirement). We are not presently in compliance with the minimum closing bid requirement. The price range of our common stock on the NASDAQ Capital Market since January 1, 2006 is indicated under Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities.” However, in light of the extraordinary turmoil in the global economy and the capital markets, on October 16, 2008, the NASDAQ Stock Market suspended this requirement through January 19, 2009 and, on December 19, 2008, further extended the suspension of this requirement through April 19, 2009. On March 18, 2009, the NASDAQ Stock Market filed an application with the SEC to further extend the suspension of this requirement until July 19, 2009. Should the market price of our common stock not rebound, the time periods under which our compliance is judged would commence on April 20, 2009 (or July 20, 2009 if the NASDAQ Stock Market’s current application to extend the suspension period is approved by the SEC). There can be no assurance that the SEC will approve the NASDAQ Stock Market’s proposed extension of the suspension period or that the NASDAQ Stock Market will seek a further extension of the suspension of this requirement. If we fail to maintain a NASDAQ listing by reason of the price of our common stock or other listing maintenance requirements, our common stock will likely be traded on the NASDAQ OTC Bulletin Board or under the quotation system maintained by Pink Sheets, LLC. In such event, the market value of our common stock could decline and security holders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

On June 27, 2006, we purchased, from an unaffiliated third party, an approximately 20,000 square foot building located in Edgewood, New York for a purchase price of $2.8 million and subsequently added 5,000 square feet. We moved into this facility in June 2007. We lease an approximately 1,100 square foot quality assurance laboratory in Dongguan, China under a lease expiring March 9, 2010.

At the time we moved into our Edgewood, New York facility, we terminated the lease for, and closed, our 13,000 square foot Copiague, New York facility which housed our principal research and development activities, sales and marketing and administrative and executive offices, and consolidated and relocated those operations into our new facility. In September 2007 we also terminated the lease for, and closed, our 20,000 square foot facility in Toa Alta, Puerto Rico which contained certain of our domestic assembly and manufacturing, warehousing and quality assurance functions, and consolidated and relocated those operations into our new headquarters in Edgewood, New York.

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Capital Market under the symbol “TIII.” The following table sets forth, for each calendar quarter since January 1, 2007, the high and low sales prices of our common stock on that market:

	High	Low

Year ended December 31, 2008
First Quarter	$1.90	$1.21
Second Quarter	2.16	1.45
Third Quarter	1.61	1.03
Fourth Quarter	1.12	0.56

Year ended December 31, 2007
First Quarter	$2.70	$2.21
Second Quarter	2.83	2.22
Third Quarter	2.77	2.06
Fourth Quarter	2.20	1.66

On March 24, 2009, the Company had approximately 260 holders of record of our common stock.

To date, we have paid no cash dividends. For the foreseeable future, we intend to retain all earnings generated from operations for use in our business. Additionally, our bank credit agreement prohibits the payment of cash dividends.

During 2008, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended, and did not repurchase any shares of its common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 8 “Financial Statements and Supplementary Data” and notes thereto included elsewhere in this Report. Historical operating results are not necessarily indicative of results that may occur in future periods. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Forward-Looking Statements” preceding Item 1, in Item 1A, “Risk Factors” and elsewhere in this Report. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report.

Overview

Business

We design, manufacture and sell products to the service providers in the communications industry for use in their networks. Our products are typically found outdoors in the service provider’s distribution network, at the interface where the service provider’s network connects to the user’s network, and inside the user’s home or apartment, and are critical to the successful delivery of voice and broadband communication services.

We sell our products through a network of sales channels, principally to telephone operating companies (“Telcos”), multi-system operators (“MSOs”) of communications services, including cable and satellite service providers, and original equipment manufacturers (“OEMs”).

Results of Operations

The following tables set forth certain operating information in thousands of dollars and as a percentage of net sales for the periods indicated (except “Income tax provision (benefit),” which is stated as a percentage of “Income before income taxes”):

	Years ended December 31,				Dollar increase (decrease)	% increase (decrease)

	2008		2007

	Amount	% of Net sales	Amount	% of Net sales

Net sales	$35,190	100.0%	$46,846	100.0%	$(11,656)	-24.9%
Cost of sales	23,178	65.9%	32,204	68.7%	(9,026)	-28.0%

Gross profit	12,012	34.1%	14,642	31.3%	(2,630)	-18.0%

Operating expenses:
Selling, general and administrative	8,610	24.5%	10,926	23.3%	(2,316)	-21.2%
Research and development	2,040	5.8%	2,214	4.7%	(174)	-7.9%

Total operating expenses	10,650	30.3%	13,140	28.0%	(2,490)	-18.9%

Operating income	1,362	3.9%	1,502	3.2%	(140)	-9.3%

Interest expense	(8)	0.0%	(12)	0.0%	4	-33.3%
Interest income	39	0.1%	172	0.4%	(133)	-77.3%
Other income	(5)	0.0%	9	0.0%	(14)	-155.6%

Income before income taxes	1,388	3.9%	1,671	3.6%	(283)	-16.9%
Income tax provision (benefit)	810	58.4%	(4,769)	-285.4%	5,579	-117.0%

Net income	578	1.6%	6,440	13.7%	(5,862)	-91.0%

	Years ended December 31,				Dollar increase (decrease)	% increase (decrease)

	2007		2006

	Amount	% of Net sales	Amount	% of Net sales

Net sales	$46,846	100.0%	$39,104	100.0%	$7,742	19.8%
Cost of sales	32,204	68.7%	25,730	65.8%	6,474	25.2%

Gross profit	14,642	31.3%	13,374	34.2%	1,268	9.5%

Operating expenses:
Selling, general and administrative	10,926	23.3%	9,721	24.9%	1,205	12.4%
Research and development	2,214	4.7%	1,899	4.9%	315	16.6%

Total operating expenses	13,140	28.0%	11,620	29.7%	1,520	13.1%

Operating income	1,502	3.2%	1,754	4.5%	(252)	-14.4%

Interest expense	(12)	0.0%	(7)	0.0%	(5)	71.4%
Interest income	172	0.4%	226	0.6%	(54)	-23.9%
Other income	9	0.0%	(2)	0.0%	11	-550.0%

Income before income taxes	1,671	3.6%	1,971	5.0%	(300)	-15.2%
Income tax benefit	(4,769)	-285.4%	(710)	-36.0%	(4,059)	571.7%

Net income	6,440	13.7%	2,681	6.9%	3,759	140.2%

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Net sales in 2008 were $35.2 million compared to $46.8 million in 2007, a decrease of $11.7 million or 24.9% due to the sharp downturn in economic activity which has negatively impacted the markets for the Company’s products and, during the fourth quarter of 2008 the absence of, and during the year ended December 31, 2008 lower sales of, the Company’s HomePlug® products.

Gross profit in 2008 was $12.0 million compared to $14.6 million in 2007, a decrease of approximately $2.6 million or 18% resulting from a decrease in sales, while the gross profit margin improved from 31.3% in 2007 to 34.1% in 2008. The improvement in gross profit margin is primarily attributable to (i) cost savings of $1.1 million related to the closing of our Puerto Rico facility, and its consolidation into our facility in Edgewood, New York, recorded during 2007 (consisting of severance charges of $489,000, accelerated depreciation of $245,000 and other closing expenses of $342,000), which is included in cost of sales in 2007, and (ii) improved product mix due to a reduction in sales of certain lower margin home networking products.

Selling, general and administrative expenses in 2008 decreased $2.3 million or 21.2% to $8.6 million from $10.9 million in 2007. The decrease over the prior year was primarily due to:

•	lower salary and related employee benefits of $1.2 million resulting from reduced headcount in 2008;

•

a decrease in professional and consulting fees of $417,000 primarily related to implementation of Section 404 of the Sarbanes-Oxley Act of 2002 in 2007, a decrease in audit fees, a decrease in costs associated with the implementation of our new enterprise resource planning computer software system in 2007, and the absence of legal fees incurred in 2007 with respect to the shutdown of the Puerto Rico facility;

•

a decrease in share-based compensation expense of $280,000 as a result of stock options becoming fully vested during 2007 and the beginning of 2008, thereby completing the period during which the share-based compensation expense was recorded for these options, and the reversal of expense recognized for options forfeited by an executive;

•	the absence of rent expense of $104,000 due to the fact that we no longer lease space as a result of the move to our new corporate headquarters which we purchased in June 2007.

Research and development expense was $2.0 million in 2008 compared to $2.2 million in 2007, a decrease of $174,000 or 7.9%. This decrease is attributable to a decrease in salary and related employee benefits of $85,000 as a result of a decrease in headcount in 2008 and a decrease in consulting expenses of $107,000, partially offset by an increase in share-based compensation expense of $15,000 as a result of stock options granted in 2008.

Interest expense was $8,000 in 2008 compared to $12,000 in 2007, a decrease of approximately $4,000 or 33.3%. The decrease is primarily the result of the absence of interest on financed insurance premiums primarily covering our facility in Puerto Rico, which we closed in 2007.

Interest income was $39,000 in 2008 compared to $172,000 in 2007, a decrease of approximately $133,000, or 77.3%, which was primarily attributable to lower average cash balances on hand during the first half of 2008 and the decline in interest rates in late 2008.

We recorded a provision for income taxes of $810,000 in 2008 compared to a tax benefit of $4.8 million in 2007. The provision in 2008 was 58.4% of our pre-tax income for financial reporting purposes. This rate exceeded the 34.0% U.S. Federal statutory rate, primarily due to state and local income taxes, including an increase in the combined state tax rate, which increased our effective tax rate for financial reporting purposes by 10.2 percentage points and certain share-based compensation expense recorded for financial reporting purposes that was not deductible for income tax purposes, which increased our effective tax rate for financial reporting purposes by 12.1 percentage points. The benefit in 2007 resulted primarily from a $5.7 million reduction in our deferred tax asset valuation allowance during 2007, net of Federal and state taxes provided on pretax income. This reduction in the valuation allowance was based on our projections for taxable income, considering, among other things, historical results of operations and our experience in projecting the timing and extent of taxable income in the future. As a result, our effective tax rate for financial reporting purposes in 2007 was a negative 285.4%, despite having pre-tax income. Neither the provision for taxes in 2008 nor the tax benefit in 2007 represents the actual cash tax payable or cash tax benefit receivable by us in the ensuing year.

As of December 31, 2008, we had available Federal net operating loss carryforwards of approximately $25 million and tax credits of approximately $264,000 to offset taxable income in the future. We also have $144,000 in tax credits for which we have provided a full valuation allowance as we believe these credits will expire unutilized.

Net income in 2008 was $578,000 or $0.04 per diluted share, compared to net income of $6.4 million or $0.48 per diluted share in 2007. Net income amounts include income tax expense of $810,000 ($0.06 per diluted share) in 2008 and income tax benefit of $4.8 million ($0.36 per diluted share) in 2007.

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

Selling, general and administrative expenses for the year ended December 31, 2007 increased $1.2 million or 12.4% to $10.9 million from $9.7 million in the similar prior year period. The increase over the prior year was primarily due to:

•

an increase in professional and consulting fees of $269,000 primarily related to implementation of Section 404 of the Sarbanes-Oxley Act of 2002, and an increase in audit fees and costs associated with the implementation of a new enterprise resource planning computer software system in 2007;

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

We recorded a benefit from income taxes for the years ended December 31, 2007 and 2006 of $4,769,000 and $710,000, respectively. These benefits primarily resulted from a $5.7 million and a $1.6 million reduction in our deferred tax asset valuation allowance during 2007 and 2006, respectively, net of Federal and state taxes provided on pretax income. These reductions in the valuation allowance were based on our current projections for taxable income, considering, among other things, historical results of operations, a trending decline in our dependence on one customer for a significant portion of our total sales and our experience in projecting the timing and extent of taxable income in the future.

As of December 31, 2007, we had available Federal net operating loss carryforwards of approximately $27.0 million and tax credits of approximately $222,000 to offset taxable income in the future. We also have $144,000 in tax credits for which we have provided a full valuation allowance as we believe these credits will expire unutilized.

Net income in 2007 was $6.4 million or $0.48 per diluted share compared to net income of $2.7 million or $0.20 per diluted share in 2006, including the income tax benefit of $4.8 million ($0.36 per diluted share) and $710,000 ($0.05 per diluted share) for 2007 and 2006, respectively.

Impact of Inflation

We do not believe our business is affected by inflation to a greater extent than the general economy. Our products contain a significant amount of plastic that is petroleum based. We import most of our products from contract manufacturers, principally in Malaysia and China, and fuel costs are, therefore, a significant component of transportation costs to obtain delivery of products. Accordingly, an increase in petroleum prices can potentially increase the cost of our products. Increased labor costs in the countries in which our contract manufacturers produce products for us and a continuing increase in the cost of precious metals could also increase the cost of our products. We monitor the impact of inflation and attempt to adjust prices where market conditions permit, except that we may not increase prices under our general supply agreement with Verizon Services Corp. Inflation has not had a significant effect on our operations during any of the reported periods.

Liquidity and Capital Resources

As of December 31, 2008, we had $19.3 million of working capital, which included $8.3 million of cash and cash equivalents, and our current ratio was 8.1 to 1. Our cash and cash equivalents increased during 2008 by $5.0 million to $8.3 million at December 31, 2008, from $3.3 million at December 31, 2007, primarily from net income of $578,000 plus non-cash expenses for (i) depreciation and amortization expense of $1.6 million, (ii) net loss on disposal of capital assets of $32,000, (iii) non-cash share based compensation of $807,000, and (iv) deferred income taxes of $736,000 and a decrease in accounts receivable $3.1 million. The generation of cash was offset, in part, by a decrease in accounts payable and accrued liabilities of $1.4 million.

Investing activities in 2008 used cash of $780,000 for capital expenditures, primarily for machinery and equipment used to manufacture products. Investing activities in 2007 used cash of $4.3 million for capital expenditures, primarily for building improvements ($2.7 million) and furniture and fixtures ($632,000) for our then new facility in Edgewood, New York and machinery and equipment used to manufacture products ($1.3 million). Financing activities provided $100,000 of cash in 2008 compared to $1.2 million in 2007 as a result of the exercise of stock options.

We believe that existing cash, coupled with internally generated funds and our available line of credit, will be sufficient for our working capital requirements and capital expenditure needs for at least the next twelve months.

In December 2008, we entered into an amended credit agreement with JP Morgan Chase Bank, N.A. which replaced a $5.0 million credit facility that was expiring. Under the amended credit agreement, we are entitled to borrow from the bank up to $5.0 million in the aggregate at any one time outstanding, but limited to a borrowing base, in general, equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1.5 million. At December 31, 2008, our borrowing base was $4.6 million. Loans under the credit agreement mature on December 31, 2010. We had no borrowings outstanding under the credit agreement during 2008.

Outstanding loans under the credit agreement bear interest, at our option, at either (a) the bank’s prime rate plus 2.75% per annum, provided that the prime rate shall not be less than an adjusted one-month LIBOR rate (as defined in the amended credit agreement), or (b) under a formula based on LIBOR plus 4.5% per annum. We also pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

Our obligations under the credit agreement are collateralized by all of our accounts receivable and inventory, and are guaranteed by one of our subsidiaries.

The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank’s consent. These include, among other things, covenants that prohibit the payment of dividends and limit our ability to repurchase our stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The credit agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $35.3 million, a ratio of net income before interest expense and taxes for the 12-month period ending with that fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with that fiscal quarter of not greater than 2.5 to 1.0. As of December 31, 2008, we were in compliance with all covenants in the credit agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet contractual arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments. We believe that the determination of the carrying value of our inventories and long-lived assets, the valuation of accounts receivable, the valuation of deferred tax assets and the valuation of share-based payment compensation are the most critical areas where management’s judgments and estimates most affect our reported results. While we believe our estimates are reasonable, misinterpretation of the conditions that affect the valuation of these assets could result in actual results varying from reported results, which are based on our estimates, assumptions and judgments as of the balance sheet date.

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

Accounts receivable are presented net of allowances for doubtful accounts and sales returns based upon facts and circumstances and our estimate of expected trends.

Consistent with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 109 (“SFAS No. 109”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), we regularly estimate our ability to recover deferred tax assets, and report these assets at the amount that is determined to be “more-likely-than-not” recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. In 2008, we recorded a valuation allowance of $31,000 for deferred tax assets that will not be recoverable based on our estimate of state net operating losses that will expire unused after December 31, 2009. In 2007 and 2006, in response to favorable developments in our projections for taxable income in the future, and based primarily upon positive evidence derived from our sustained levels of historical profitability and our projections for taxable income in the future, we reduced our valuation allowance against deferred tax assets to reflect the amount of deferred tax assets determined to be more-likely than not recoverable. In the event that evidence becomes available in the future to indicate that the valuation of our deferred tax assets should be adjusted (for example, significant changes in our projections for future taxable income), our estimate of the recoverability of deferred taxes may change, resulting in an associated adjustment to earnings in that period.

In accordance with the requirements of SFAS 123(R), we record the fair value of share-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and expected term assumptions require a greater level of judgment. We estimate expected stock-price volatility based primarily on historical volatility of the underlying stock using daily price observations over a period equal to the expected term of the option, but also consider whether other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected volatility. With regard to our estimate of expected term, we use historical share option exercise experience, along with the vesting term and original contractual term of options granted.

Recently Adopted Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 became effective for us as of November 15, 2008. The adoption of SFAS 162 did not impact our financial position or results of operations.

In December 2007, the Securities Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of so-called “plain vanilla” stock options accounted for under SFAS 123(R) beyond December 31, 2007. Companies can use the simplified method if they conclude that their stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. We have concluded that our stock option exercise experience provides a reasonable basis upon which to estimate expected term; therefore we have refined our method to calculate estimates of the expected term of stock options. The adoption of SAB 110 did not have a material impact on our financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”) which will require noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. We will assess the impact of SFAS 160 if and when any noncontrolling interests should arise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risks, including changes in interest rates. The interest payable under our credit facility, under which there were no borrowings outstanding during the year ended December 31, 2008, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to our consolidated operating results, as we have not borrowed to any significant degree.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders of
TII Network Technologies, Inc.

We have audited the accompanying consolidated balance sheet of TII Network Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TII Network Technologies, Inc. and Subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP
Melville, New York
March 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TII Network Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of TII Network Technologies, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TII Network Technologies, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in the notes to the accompanying consolidated financial statements, the Company changed its method of quantifying errors in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements, effective December 31, 2006.

/s/ KPMG LLP

Melville, New York
March 31, 2008

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	December 31,

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$8,282	$3,261
Accounts receivable, net of allowance of $88 and $90 at December 31, 2008 and 2007, respectively	3,906	6,994
Inventories, net	9,031	9,219
Deferred tax assets, net	697	674
Other current assets	175	372

Total current assets	22,091	20,520

Property, plant and equipment, net	8,877	9,680
Deferred tax assets, net	8,599	9,358
Other assets, net	154	93

Total assets	$39,721	$39,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,090	$2,301
Accrued liabilities	652	1,856

Total current liabilities and total liabilities	2,742	4,157

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, including 30,000 shares of series D junior participating preferred stock; no shares outstanding	—	—

Common stock, par value $.01 per share; 30,000,000 shares authorized; 13,787,429 shares issued and 13,769,792 shares outstanding as of December 31, 2008, and 13,499,541 shares issued and 13,481,904 shares outstanding as of December 31, 2007	138	135
Additional paid-in capital	42,262	41,358
Accumulated deficit	(5,140)	(5,718)

	37,260	35,775
Less: Treasury shares, at cost, 17,637 common shares at December 31, 2008 and December 31, 2007	(281)	(281)

Total stockholders’ equity	36,979	35,494

Total liabilities and stockholders’ equity	$39,721	$39,651

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years ended December 31,

	2008	2007	2006

Net sales	$35,190	$46,846	$39,104
Cost of sales (includes restructuring charges of $70 in 2008 and $1,076 in 2007)	23,178	32,204	25,730

Gross profit	12,012	14,642	13,374

	34.1%	31.3%	34.2%
Operating expenses:
Selling, general and administrative	8,610	10,926	9,721
Research and development	2,040	2,214	1,899

Total operating expenses	10,650	13,140	11,620

Operating income	1,362	1,502	1,754

Interest expense	(8)	(12)	(7)
Interest income	39	172	226
Other income (expense)	(5)	9	(2)

Income before income taxes	1,388	1,671	1,971

Income tax provision (benefit)	810	(4,769)	(710)

Net income	$578	$6,440	$2,681

Net income per common share:
Basic	$0.04	$0.50	$0.22

Diluted	$0.04	$0.48	$0.20

Weighted average common shares outstanding:
Basic	13,540	12,821	12,397
Diluted	13,745	13,502	13,474

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity

Balance January 1, 2006	12,344,319	$124	$38,277	$(15,001)	$(281)	$23,119

Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of taxes	—	—	—	162	—	162

Adjusted balance at January 1, 2006	12,344,319	124	38,277	(14,839)	(281)	23,281

Exercise of stock options	153,350	2	118	—	—	120
Share-based compensation	—	—	743	—	—	743
Restricted stock awards	35,000	—	—	—	—	—
Stock option excess tax benefit	—	—	8	—	—	8
Net income for the year	—	—	—	2,681	—	2,681

Balance December 31, 2006	12,532,669	126	39,146	(12,158)	(281)	26,833

Exercise of stock options	893,450	9	1,131	—	—	1,140
Share-based compensation	—	—	1,000	—	—	1,000
Restricted stock awards	55,785	—	68	—	—	68
Stock option excess tax benefit	—	—	13	—	—	13
Net income for the year	—	—	—	6,440	—	6,440

Balance December 31, 2007	13,481,904	135	41,358	(5,718)	(281)	35,494

Exercise of stock options	78,500	1	99	—	—	100
Share-based compensation	—	—	807	—	—	807
Restricted stock awards	209,388	2	(2)	—	—	—
Net income for the year	—	—	—	578	—	578

Balance December 31, 2008	13,769,792	$138	$42,262	$(5,140)	$(281)	$36,979

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,

	2008	2007	2006

Cash Flows Provided by Operating Activities
Net income	$578	$6,440	$2,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,592	1,429	1,284
Share-based compensation	807	1,068	743
Deferred income taxes	736	(4,873)	(797)
Loss on write-offs and disposals of capital assets	32	386	158
Excess tax benefits from stock option exercises	—	(13)	(8)
Changes in operating assets and liabilities:
Accounts receivable	3,088	(3,926)	497
Inventories	188	(855)	118
Other assets	95	(96)	(19)
Accounts payable and accrued liabilities	(1,415)	1,479	(255)

Net cash provided by operating activities	5,701	1,039	4,402

Cash Flows Used in Investing Activities
Capital expenditures	(780)	(4,326)	(4,494)
Proceeds from sale of capital assets	—	33	—

Net cash used in investing activities	(780)	(4,293)	(4,494)

Cash Flows Provided by Financing Activities
Proceeds from exercise of stock options	100	1,140	120
Excess tax benefits from stock option exercises	—	13	8

Net cash provided by financing activities	100	1,153	128

Net increase (decrease) in cash and cash equivalents	5,021	(2,101)	36

Cash and cash equivalents, at beginning of year	3,261	5,362	5,326

Cash and cash equivalents, at end of year	$8,282	$3,261	$5,362

Non-cash Investing and Financing Activities
Capital additions included in accounts payable	$—	$46	$—

Cash paid during the year for interest	$7	$12	$7

Cash paid during the year for income taxes	$152	$114	$76

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Description of Business and Summary of Significant Accounting Policies

Business

TII Network Technologies, Inc. and subsidiaries (together, “Tii,” the “company,” “we,” “us” or “our”) design, manufacture and sell products to the service providers in the communications industry for use in their networks. Our products are typically found outdoor in the service provider’s distribution network, at the interface where the service provider’s network connects to the user’s network, and inside the user’s home or apartment, and are critical to the successful delivery of voice and broadband communication services.

We sell our products through a network of sales channels, principally to telephone companies (“Telcos”), multi-system operators (“MSOs”) of communications services, including cable and satellite service providers, and original equipment manufacturers (“OEMs”).

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

Cash Equivalents

All highly liquid investments with an original maturity at the time of purchase of three months or less are considered cash equivalents. Cash equivalents of $8,282,000 and $3,261,000 at December 31, 2008 and December 31, 2007, respectively, consisted of overnight investments in commercial paper.

Concentration of Credit Risk

We place our cash deposits and temporary cash investments with high credit quality financial institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At December 31, 2008, all of our cash is held at one financial institution.

Inventories

Inventories (materials and applicable overhead) are stated at the lower of cost or market, on the first-in, first-out basis.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

Our sales are derived from the sale of our products. We do not provide any services to our customers. Product sales are recorded when there is persuasive evidence of the arrangement, usually a customer purchase order, the products are shipped, title passes to the customer, and the price is fixed and determinable and probable of collection. Once a product is shipped, we have no acceptance or other post-shipment obligations precluding revenue recognition. Accounts receivable as of December 31, 2008 and 2007 are presented net of allowances for doubtful accounts and sales returns of $88,000 and $90,000, respectively, based upon known facts and circumstances and management’s estimate of expected trends.

In the normal course of business, we collect non-income related taxes, including sales and use tax, from our customers and we remit those taxes to governmental authorities. We present revenues net of these taxes.

Other Assets

Included in other assets at December 31, 2008 and 2007 are $146,000 and $81,000, respectively, of patent costs, net of accumulated amortization, which are amortized on a straight-line basis over the lesser of the life of the related products or the patents. Amortization of patent costs was $41,000 for the year ended December 31, 2008 and $36,000 for each of the years ended December 31, 2007 and 2006.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss would be recognized in the amount by which the carrying amount of the asset exceeds its fair value. There were no such events or changes in circumstances to require an analysis for 2008.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) we use the with-and-without approach described in Emerging Issues Task Force (“EITF”) Topic No. D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” to determine the recognition and measurement of excess tax benefits resulting from tax deductions in excess of the cumulative compensation cost recognized from stock options exercised. For financial statement purposes, certain of our net operating loss carryforwards contain deductions for share-based payments in excess of the related compensation expense recognized. In determining the period in which related tax benefits are realized for book purposes, such excess share-based compensation deductions included in net operating losses are realized after regular net operating losses are exhausted.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if, based on the technical merits of the position, it meets a “more likely than not” threshold that the position will be sustained on examination by the taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes and accounting in interim periods and also requires increased disclosures. When the tax law requires interest to be paid on an underpayment of income taxes, we recognize interest, which is classified as tax expense in the consolidated statements of income, in the first period that interest begins to accrue according to relevant provisions of the tax law. The amount of interest to be recognized is computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with this interpretation and the amount previously taken or expected to be taken on a tax return. The adoption of FIN 48 did not result in any adjustment to the recognized benefits from our uncertain tax positions.

Net Income Per Common Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders (which for us equals our net income) by the weighted average number of common shares outstanding, with the calculation of diluted EPS adding the dilutive effect of stock options and other common stock equivalents to the denominator. Antidilutive shares aggregating 2,431,000, 1,650,000 and 970,000 have been omitted from the calculation of dilutive EPS for the years ended December 31, 2008, 2007 and 2006, respectively. The calculation of the numerators and denominators of the basic and diluted income per share is as follows:

	Years ended December 31,

	2008	2007	2006

Numerator for diluted EPS calculation:
Net income	$578,000	$6,440,000	$2,681,000

Denominator for diluted EPS calculation:
Weighted average shares outstanding - Basic	13,540,000	12,821,000	12,397,000
Effect of dilutive stock options	205,000	681,000	1,003,000
Effect of stock awards	—	—	74,000

	13,745,000	13,502,000	13,474,000

Basic EPS	$0.04	$0.50	$0.22

Diluted EPS	$0.04	$0.48	$0.20

Advertising Costs

We incur advertising costs for sales and marketing initiatives, including advertisements in magazines, brochures and mailings, promotions, public relations and tradeshows. Advertising costs were $92,000, $239,000 and $203,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, other current assets, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. In February 2008, the FASB issued FASB Staff Positions (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, we adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not impact our financial position or results of operations. The adoption of FSP SFAS 157-2 is not expected to have an impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity is to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are to be recognized in earnings as incurred and not deferred. SFAS 159 became effective for us as of January 1, 2008. We have not elected the fair value option to any of our arrangements. Accordingly, the adoption of SFAS 159 did not have any impact on our consolidated financial statements.

Share-Based Payment

We follow the provisions of SFAS 123(R), which requires that all share based compensation be recognized as an expense in the financial statements and that this cost be measured at the fair value of the award. SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected in the consolidated statements of cash flows as financing cash inflows and operating cash outflows. See Note 8 for additional information on shared-based compensation.

Comprehensive Income

Comprehensive income equaled net income for all periods presented.

Segment Information

We have evaluated the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and have determined that we have one reportable segment. We have provided the required geographic, major supplier and major customer information in Note 10.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 became effective for us as of November 15, 2008. The adoption of SFAS 162 did not impact our financial position or results of operations.

In December 2007, the Securities Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of so-called “plain vanilla” stock options accounted for under SFAS 123(R) beyond December 31, 2007. Companies can use the simplified method if they conclude that their stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. We have concluded that our stock option exercise experience provides a reasonable basis upon which to estimate expected term; therefore we have refined our method to calculate estimates of the expected term of stock options. The adoption of SAB 110 did not have a material impact on our financial position or results of operations.

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

Upon adoption of SAB 108 on January 1, 2006, we corrected our consolidated financial statements to reduce the allowance for doubtful accounts receivable by $59,000 and reduce accrued expenses by $158,000 for excess amounts established prior to January 1, 2006. The accrued expense adjustments related to an unreconciled amount of $50,000 and other excess accruals for income taxes payable of $63,000, real estate taxes payable of $29,000 and professional services of $16,000. These adjustments were not considered material to any prior period when evaluated using the roll-over method. As these adjustments were considered to be material under the dual method as of January 1, 2006, we recorded a cumulative effect adjustment to decrease our accumulated deficit as of January 1, 2006 by $162,000, net of tax of $55,000.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures, in its financial statements, the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We will comply with SFAS 141(R) if and when a future acquisition occurs.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which requires noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. We will comply with SFAS 160 if and when any noncontrolling interests should arise.

Note 3 – Puerto Rico Facility Closing

In June 2007, our Board of Directors approved a plan to consolidate the operations of our Puerto Rico leased facility into our new headquarters in Edgewood, New York, resulting in the closure of the Puerto Rico facility. During the year ended December 31, 2008 and 2007, we incurred $70,000 and $1,076,000, respectively, of costs related to this plan. Cumulative costs incurred as of December 31, 2008 were $1,146,000 related to this plan. All of these costs were included in cost of sales for the respective period incurred.

Upon adoption of the provisions of FIN No. 47, “Accounting for Asset Retirement Obligations,” in 2005, we recorded an asset retirement obligation of $109,000 for the estimated cost to restore the leased facility in Puerto Rico to its original condition at the end of the lease. Restoration was completed April 30, 2008. The following presents activity related to this obligation for the year ended December 31, 2008:

Balance, December 31, 2007	$39,000
Additional charges	70,000
Liabilities settled	(109,000)

Balance, December 31, 2008	$—

NOTE 4 – Inventories

The following table represents the cost basis of each major class of inventory as of December 31, 2008 and 2007:

	December 31,

	2008	2007

Raw material and subassemblies	$1,459,000	$1,048,000
Work in progress	—	166,000
Finished goods	7,572,000	8,005,000

	$9,031,000	$9,219,000

Inventories are net of a reserve of $980,000 and $503,000 at December 31, 2008 and 2007, respectively.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset. The following table presents the amounts of each major class of property, plant and equipment as of December 31, 2008 and 2007:

	December 31,

	2008	2007

Land	$1,244,000	$1,244,000
Building and building improvements	4,303,000	4,288,000
Construction in progress	118,000	107,000
Machinery and equipment	7,865,000	7,343,000
Computer hardware and software	802,000	753,000
Office furniture, fixtures, equipment and other	764,000	721,000

	$15,096,000	$14,456,000
Less: accumulated depreciation and amortization	(6,219,000)	(4,776,000)

	$8,877,000	$9,680,000

Depreciation and amortization of plant and equipment was $1,551,000, $1,393,000 and $1,248,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

We recorded a loss on the disposal of capital assets of approximately $32,000 for the year ended December 31, 2008 related to the disposal of obsolete equipment. We recorded a loss on the disposal of capital assets of $174,000 for the year ended December 31, 2007 in connection with the move to our new corporate headquarters facility and write-offs of obsolete equipment. Such charges are included in depreciation and amortization within selling, general and administrative expenses. In addition, we recorded accelerated depreciation of $245,000 related to assets that were in use at our Puerto Rico facility and disposed of subsequent to the close of this facility, which is included in cost of sales for the year ended December 31, 2007.

We sold assets from our Puerto Rico facility, which was closed in September 2007 (see Note 3) for a gain of $33,000, which is included in cost of sales for the year ended December 31, 2007.

During 2007, we capitalized $217,000 of costs related to the implementation of a new enterprise resource planning computer software application in accordance with FASB Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.

During 2008, we capitalized $118,000 of costs incurred for the development of machinery and equipment. These costs are classified as construction in progress at December 31, 2008 as the machinery and equipment was not in service at this date. During 2007, we capitalized $61,000 of costs incurred for the development of our new external website in accordance with EITF 00-2, “Accounting for Web Site Development Costs”. These costs were classified as construction in progress and were not being depreciated as of December 31, 2007. During 2008, we capitalized additional costs of $6,000 for the development of our external website which was placed into service and is included in computer hardware and software at December 31, 2008.

NOTE 6 - Revolving Credit Facility

In December 2008, we entered into an amended credit agreement with JP Morgan Chase Bank, N.A. which replaced a $5.0 million credit facility that was expiring. Under the amended credit agreement, we are entitled to borrow from the bank up to $5.0 million in the aggregate at any one time outstanding, but limited to a borrowing base, in general, equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1.5 million. As of December 31, 2008, our borrowing base was $4.6 million. Loans under the credit agreement mature on December 31, 2010. We had no borrowings outstanding under the credit agreement during 2008.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding loans under the credit agreement bear interest, at our option, either (a) the bank’s prime rate plus 2.75% per annum, provided that the prime rate shall not be less than an adjusted one-month London Interbank Offered Rate (“LIBOR”) (as defined in the amended credit agreement), or (b) under a formula based on LIBOR plus 4.5% per annum. We also pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

Our obligations under the credit agreement are collateralized, pursuant to a Continuing Security Agreement, by all of our accounts receivable and inventory, and are also guaranteed by one of our subsidiaries.

The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank’s consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The credit agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $35.3 million, a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0. As of December 31, 2008, we were in compliance with all financial covenants in the credit agreement.

NOTE 7 - Income Taxes

The components of the income tax expense / (benefit) for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Years ended December 31,

	2008	2007	2006

Current
Federal	$43,000	$56,000	$67,000
State	31,000	47,000	20,000

Total current	74,000	103,000	87,000

Deferred
Federal	592,000	(4,652,000)	(745,000)
State	144,000	(220,000)	(52,000)

Total deferred	736,000	(4,872,000)	(797,000)

Total income tax expense (benefit)	$810,000	$(4,769,000)	$(710,000)

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation from our income tax provision / (benefit) based on the U.S. Federal statutory income tax rate to the income tax expense / (benefit) reported for financial reporting purposes:

	Years ended December 31,

	2008		2007		2006

	Amount	%	Amount	%	Amount	%

Tax at statutory rate	$472,000	34.0%	$568,000	34.0%	$670,000	34.0%
Increase (reduction) in income taxes from:
State and local income taxes, net of federal income tax effect	71,000	5.1%	41,000	2.5%	(27,000)	-1.4%
Change in state tax rate	60,000	4.3%	144,000	8.6%	59,000	3.0%
Share-based compensation	151,000	10.9%	155,000	9.3%	52,000	2.6%
Meals and entertainment	24,000	1.7%	28,000	1.7%	23,000	1.2%
Change in valuation allowance	30,000	2.2%	(5,748,000)	-344.0%	(1,546,000)	-78.4%
Other, net	2,000	0.1%	43,000	2.6%	59,000	3.0%

	$810,000	58.4%	$(4,769,000)	-285.4%	$(710,000)	-36.0%

The tax effects of temporary differences and net operating loss and tax credit carryforwards that give rise to deferred tax assets and liabilities are as follows:

	December 31,

	2008	2007

Inventory	$409,000	$223,000
Accounts receivable	32,000	32,000
Share-based compensation	612,000	462,000
Other liabilities	—	14,000
Accrued expenses	57,000	330,000
Net operating loss carryforwards	8,230,000	9,121,000
Business and AMT credit carryforwards	422,000	379,000

	$9,762,000	$10,561,000
Less: valuation allowance	(175,000)	(144,000)

Net deferred tax assets	$9,587,000	$10,417,000
Property, plant and equipment	(291,000)	(385,000)

Net deferred income tax assets	$9,296,000	$10,032,000

Consistent with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we regularly estimate our ability to recover deferred tax assets, and establish a valuation allowance against deferred tax assets that are determined to be “more-likely-than-not” unrecoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. During the year ended December 31, 2008, our deferred tax asset valuation allowance was increased by $31,000 related to our estimate of state net operating losses that we expect to expire unutilized. During the years ended December 31, 2007 and 2006, based primarily upon positive evidence derived from our sustained levels of historical profitability and our projections for taxable income in the future, we revised our estimate of the amount of deferred tax assets that would more-likely-than-not be unrecoverable and, accordingly, reduced the deferred tax asset valuation allowance, which resulted in income tax benefits of $5.7 million and $1.6 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2008, management believes that it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the net amount of our deferred tax assets over the periods during which temporary differences reverse and net operating loss carryforwards expire.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008, our deferred tax valuation allowance of $175,000 related to (i) general business tax credit carryforwards expected to expire unutilized of $144,000 and (ii) state NOLs expected to expire unutilized of $31,000. As of December 31, 2007, our deferred tax asset valuation allowance of $144,000 related to general business tax credit carryforwards expected to expire unutilized.

At December 31, 2008, for U.S. Federal income tax purposes, we had net operating loss carryforwards of approximately $25.0 million which expire from 2019 to 2022. We estimate that it is more likely than not that these net operating loss carryforwards will be utilized prior to their respective expiration periods and, as such, have not provided a valuation allowance against them. It is at least reasonably possible that the actual period that the net operating loss carryforwards are utilized may differ from this estimate. Our net operating loss carryforwards include $1.0 million of excess stock compensation net operating losses that have not been recorded as deferred tax assets, in accordance with SFAS 123(R). If all of our net operating losses are realized in the future, approximately $334,000 of the benefit (related to excess stock compensation net operating losses) would increase our additional paid-in capital, after regular net operating losses are exhausted. As of December 31, 2008, we have Alternative Minimum Tax credit carryforwards of $264,000, which have no expiration date.

During the years ended December 31, 2008 and 2007, a tax benefit of $255 and $13,000, respectively, was allocated to additional paid-in-capital, resulting from the current reduction in income taxes payable relating to excess stock compensation deductions. During 2008, our deferred tax asset valuation allowance was increased by $31,000 related to our estimate of state net operating losses that we expect to expire unutilized. During the year ended December 31, 2007, our deferred tax asset valuation allowance was reduced by $6.1 million, primarily related to (i) the release of a valuation allowance against certain of our deferred tax assets of $5.7 million (ii) a valuation allowance adjustment recorded upon the adoption of FIN 48 of $255,000 and (iii) the impact of a change in our state tax rate to our deferred taxes of $75,000.

NOTE 8 - Common Stock and Stock Awards

On April 3, 2008, our Board of Directors adopted our 2008 Equity Compensation Plan (the “2008 Plan”), subject to stockholder approval, which was obtained May 22, 2008. The 2008 Plan replaces our 1998 Stock Option Plan, under which our ability to grant options expired on October 7, 2008. The 1998 Plan permitted us to grant stock options while the 2008 Plan permits us to grant stock appreciation rights, restricted stock and restricted stock units, as well as stock options, to our employees, directors and consultants. The 2008 Plan authorizes the grant of awards not to exceed 1.0 million shares of the Company’s Common Stock in the aggregate until May 21, 2018. The Compensation Committee of the Board of Directors determines, among other things, award recipients, the type of award, the number of shares to be subject to each share grant or award, exercise prices for options and the base value for stock appreciation rights, vesting periods and conditions to vesting, and the term of the award, which may not exceed 10 years.

On April 3, 2008, we entered into an Employment Agreement with Kenneth A. Paladino, our President and Chief Executive Officer. Pursuant to this agreement, Mr. Paladino was granted a restricted stock award covering 175,000 shares of the Company’s Common Stock under the 2008 Plan. The 2008 Plan and the award to Mr. Paladino were subject to stockholder approval, which was obtained on May 22, 2008. The award vests on April 2, 2013 if Mr. Paladino remains employed by the Company on that date, subject to earlier vesting on a pro rata basis upon certain events as provided in the agreement. The award permits Mr. Paladino full voting rights and dividend participation on these shares prior to vesting. As such, we have reflected these shares as outstanding at December 31, 2008. The total fair value on the date of grant of this award was $329,000. We recorded expense of $40,000 during the year ended December 31, 2008 for this award.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our 1998 Stock Option Plan expired as to the grant of future options in October 2008. As of December 31, 2008, options to purchase 1,589,500 shares were outstanding under the 1998 Plan. Our 1995 Employee Stock Option Plan expired as to the grant of future options in September 2005. As of December 31, 2008, options to purchase 167,550 shares were outstanding under the 1995 Plan.

Our 2003 Non-Employee Director Stock Option Plan, as amended, permits our Board of Directors or the Compensation Committee of the Board of Directors to grant, until September 2013, options to purchase up to 1,000,000 shares of common stock to non-employee directors of the company. On the date a person initially becomes an outside director, that individual is granted an option to purchase 24,000 shares under the 2003 Plan. At each annual stockholders meeting at which directors are elected, each outside director in office after the meeting is automatically granted an option to purchase, under the 2003 Plan, amended by stockholders on December 1, 2005 and June 7, 2007, 10,000 shares plus additional specified shares for serving on Board committees or as chairperson of a committee. Options granted under the 2003 Plan must have an exercise price equal to the market value of the common stock on the date of grant. All options granted under the 2003 Plan have a term of ten years and are exercisable quarterly, beginning immediately on the grant date, except that initial option grants to new outside directors vest quarterly over three years starting one year after the grant date. As of December 31, 2008, options to purchase 490,000 shares of common stock were outstanding under the 2003 Plan, and options to purchase 461,000 shares were available for grant. Our 1994 Non-Employee Director Stock Option Plan expired as to the grant of future options in September 2004. As of December 31, 2008, options to purchase 177,000 shares were outstanding under the 1994 Plan.

Our non-employee directors may elect to receive, in lieu of their $10,000 annual cash retainer ($25,000 in the case of the non-executive Chairman of the Board of Directors), shares of our common stock equal in market value to $11,750 ($29,400 in the case of the non-executive Chairman of the Board of Directors). Market value is determined at the date of the annual meeting of stockholders at which directors are elected for the year to which the retainer pertains. In 2008, three directors elected to receive an aggregate of 18,750 shares having a market value of $35,250, and the non-executive Chairman of the Board of Directors elected to receive 15,638 shares having a market value of $29,400. In 2007, four directors elected to receive an aggregate of 18,216 shares having a market value of $47,000, and the non-executive Chairman of the Board of Directors elected to receive 11,395 shares having a market value of $29,400. The shares are subject to forfeiture in the event that the non-employee director resigns or is removed for cause preceding the next annual meeting following the directors’ election to receive the shares. We recognized expense of $73,000 and $68,000 for these awards for the years ended December 31, 2008 and December 31, 2007, respectively.

Total share-based compensation is attributable to the granting of, and the remaining requisite service period of, stock options and restricted stock awards. Compensation expense attributable to share-based compensation for the years ended December 31, 2008, 2007 and 2006 was $807,000, $1,068,000 and $743,000, respectively. The tax benefit related to such compensation cost was $133,000, $215,000 and $210,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the total unrecognized compensation cost related to non-vested stock awards was $1.6 million and the related weighted average period over which this remaining expense is expected to be recognized is approximately 2.8 years. It is our policy to issue previously authorized shares to satisfy stock option exercises in the period of exercise.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the year ended December 31, 2008:

	Common Shares Subject to Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Life Remaining in Years

Outstanding at beginning of year	3,483,375	$2.15
Granted	254,000	1.85
Exercised	(78,500)	1.27
Forfeited	(252,100)	2.16
Expired	(857,725)	2.31
Cancelled	(125,000)	2.60

Outstanding at end of year	2,424,050	$2.06	$52,000	6.2

Options expected to vest	737,234	$2.34	$—	8.1
Options exercisable at end of year	1,664,950	$1.94	$52,000	5.3
Shares available for future grant at end of year	1,286,000

The exercise period for all stock options may not exceed ten years from the date of grant. Stock option grants to individuals generally become exercisable in substantively equal tranches over a service period of up to five years.

The total fair value of stock options vested during the years ended December 31, 2008, 2007 and 2006 was $677,000, $978,000 and $708,000, respectively.

The intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $51,000, $936,000 and $275,000, respectively.

We account for stock-based compensation in accordance with SFAS No. 123(R). The fair value of restricted stock awards is based on the closing market price of our common stock on the measurement date of the award. In order to determine the fair value of stock options on the date of grant, we applied the Black-Scholes-Merton option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and expected term assumptions require a greater level of judgment. We estimate expected stock-price volatility based primarily on historical volatility of the underlying stock using daily price observations over a period equal to the expected term of the option, but also consider whether other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected volatility. With regard to the estimate of expected term, we have concluded that our stock option exercise experience provides a reasonable basis upon which to estimate expected term. Therefore we have refined our method to calculate estimates of the expected term of stock options.

Fair values of options granted were determined based on the following assumptions:

	Years ended December 31,

	2008	2007	2006

Expected term	5.8 - 7.0 years	5.2 - 6.5 years	6.4 years
Interest rate	2.81% - 3.38%	3.9% - 5.2%	4.8%
Volatility	109.8%	127.3%	132.9%
Dividends	—	—	—
Weighted average fair value of options granted	$1.56	$2.13	$2.51

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity of our non-vested restricted stock awards during the year ended December 31, 2008:

	Shares	Weighted-average Grant Date Fair Value

Non-vested awards at beginning of year	29,611	$2.58
Granted	209,388	$1.88
Vested	(29,611)	$2.58

Non-vested awards at end of year	209,388	$1.88

The future expected expense for non-vested restricted stock awards is $315,000.

NOTE 9 - Preferred Stock

We are authorized to issue up to 1,000,000 shares of preferred stock in series, with each series having such powers, rights, preferences, qualifications and restrictions as determined by our Board of Directors. No shares of preferred stock were outstanding at December 31, 2008 and December 31, 2007.

In May 2008, our Stockholder Rights Plan under which we could have issued Series D junior participating preferred stock expired. In March 2009, we returned the previously authorized Series D junior participating preferred stock to authorized but unissued preferred stock.

NOTE 10 - Significant Customers, Export Sales and Geographical Segments

Significant Customers

The following customers accounted for 10% or more of our consolidated net sales during one or more of the periods presented below:

	Years ended December 31,

	2008	2007	2006

Customer A	33%	29%	46%
Customer B	14%	13%	13%
Customer C	*	15%	*
Customer D	12%	*	*

* Less than 10%

As of December 31, 2008, three customers accounted for approximately 32%, 16% and 14% of accounts receivable, respectively. As of December 31, 2007, two customers accounted for approximately 26% and 22% of accounts receivable, respectively.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Export Sales

For each of the years ended December 31, 2008, 2007 and 2006, export sales were less than 10% of consolidated net sales.

Geographical Segments

We do not have any operating facilities outside the United States; however, certain equipment owned by us is utilized by our contract manufacturers in Asia. The net book value of our equipment held by our contract manufacturers at December 31, 2008 and 2007 was approximately $2.1 million and $2.2 million, respectively. As described in Note 3, we closed our facility in Puerto Rico in September 2007. Prior to this, our operations located in Puerto Rico and New York were managed as one geographic segment.

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

NOTE 11 - Commitments, Contingencies and Related Party Transactions

We lease real property and equipment under operating leases with terms expiring through March 2013. Minimum lease rentals, exclusive of real property taxes, during the next five years are approximately:

2009	$29,000
2010	$14,000
2011	$11,500
2012	$11,500
2013	$3,000

Rent expense under operating leases was $20,000, $124,000 and $194,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

In September 2007, we closed our operations in Puerto Rico (see Note 3) where we leased a facility under an operating lease that contained a provision that required us to restore the facility to its original condition upon exiting the facility, which primarily involved the removal of leasehold improvements and which was completed in April 2008. We initially recorded an asset retirement obligation of $109,000 in 2005 for this liability and no liability remains as of December 31, 2008.

We are a party to agreements with four executive officers providing that, in the event we should terminate the officer’s employment (other than for cause) or if the officer voluntarily terminates his or her employment for good reason (as defined), the officer will be entitled to at least six months severance pay, the continuation of benefits during the six month period and the acceleration of vesting of stock options. We do not provide our other employees any post-retirement or post-employment benefits, except discretionary severance payments upon termination of employment and their COBRA entitlement.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2006, the Board of Directors elected Kenneth A. Paladino as our President and Chief Executive Officer and a director to replace Timothy J. Roach, who retired and resigned as President, Chief Executive Officer, director and employee of the company. In connection therewith, we entered into a Consulting Agreement with Mr. Roach which replaced the Third Amended and Restated Employment Agreement between Mr. Roach and the company. Under the Consulting Agreement, among other things, Mr. Roach received compensation for a one-year period at the rate of $300,000 per annum. We expensed this amount during the year ended December 31, 2006. In connection with the departure of another executive of the company, effective August 31, 2006, we provided severance-related benefits, including certain salary, benefit continuation and a one year consulting compensation. We expensed approximately $110,000 in connection with this agreement during the year ended December 31, 2006. These severance obligations were paid during 2007.

In connection with the departure of an executive of the company in January 2008, we provided severance benefits including salary continuation and health benefits for a period of one year. We recorded a charge of $291,000 during the year ended December 31, 2007 for these benefits, exclusive of a bonus of $80,000 that was earned and recorded in 2007. A liability of $11,000 remains in accrued liabilities at December 31, 2008.

In September 2005, we entered into a consulting agreement with Alfred J. Roach, who, at the time ceased being Chairman of the Board of Directors but remains a beneficial owner of more than 5% of our common stock. The consulting agreement provides for Mr. Roach to consult with our executive officers and directors regarding our business and operations, focusing on the sale and marketing of our products. The four year agreement commenced on November 1, 2005 (when he ceased being an employee) and provides for an annual fee of $160,000 per year and 5% commissions on the net sales generated as a result of his efforts related to products sold in specified foreign countries where we are currently not doing any business. We have not recorded any expense for commissions under this agreement through December 31, 2008.

On September 14, 2005, we entered into a one year consulting agreement with Charles H. House, a director and non-executive Chairman of our Board of Directors. Mr. House assisted us in, among other things, the analysis, development and implementation of a comprehensive go-to-market business plan for certain of our products in exchange for 35,000 shares of our common stock. As the award became fully-vested and non-forfeitable upon completion of his consulting services, we recognized expense for these awards based upon the fair value of the vested portion of the award at each reporting date. The expense recognized for these awards was $55,000 for the year ended December 31, 2006.

From time to time, we are subject to legal proceedings or claims which arise in the ordinary course of business. While the outcome of such matters can not be predicted with certainty, we believe that such matters will not have a material adverse effect on our financial condition or liquidity.

In February 2009, a lawsuit was filed in Puerto Rico by a former sales representative against us. The complaint alleges that we terminated our relationship with the former sales representative without just cause and is seeking $1.4 million in damages, plus attorney’s fees and costs. We believe this case is without merit and we intend to defend this case vigorously.

NOTE 12 – Employee Benefits

In connection with the closing of our facility and operations in Puerto Rico in September 2007 (see Note 3), we terminated our separate defined contribution plan in which the employees in Puerto Rico participated. All participants were required to take distributions. We currently have one defined contribution plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. This plan covers substantially all U.S. employees who meet eligibility requirements and requires us to match employees’ contributions up to specified limitations and subject to certain vesting schedules. In October 2005, our Board of Directors approved an increase in our voluntary 401(k) matching contribution from 10% to 20% of each participating employee’s deferred contribution commencing January 1, 2006, and in November 2007, approved a further increase from 20% to 40% of each participating employee’s deferred contribution commencing January 1, 2008. Our expense for employer matching contributions was $118,000, $63,000 and $66,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2008 and 2007:

	December 31,

	2008	2007

Accrued payroll, bonus and vacation	$402,000	$1,229,000
Accrued legal and other professional fees	151,000	103,000
Other accrued expenses	99,000	524,000

	$652,000	$1,856,000

NOTE 14 - Quarterly Financial Data (Unaudited)

The following table summarizes our unaudited quarterly results for the years ended December 31, 2008, 2007 and 2006:

Quarter ended	Net sales	Gross profit	Operating income (loss)	Net income (loss)	Diluted net income per share (a)

	(in thousands, except per share data)
March 31, 2008	$8,851	$3,252	$223	$151	$0.01
June 30, 2008	9,876	3,527	673	369	$0.03
September 30, 2008	8,521	2,873	311	126	$0.01
December 31, 2008	7,942	2,360	154	(68)	$(0.01)

March 31, 2007	$8,427	$2,792	$(289)	$(157)	$(0.01)
June 30, 2007	13,731	3,547	402	169	$0.01
September 30, 2007	12,704	3,989	700	372	$0.03
December 31, 2007	11,984	4,314	688	6,056	$0.44

March 31, 2006	$9,428	$3,187	$528	$343	$0.03
June 30, 2006	11,211	3,761	685	437	$0.03
September 30, 2006	10,495	3,964	579	399	$0.03
December 31, 2006	7,971	2,463	(37)	1,502	$0.11

(a)

The sum of the unaudited quarterly diluted net income per share amounts do not always equal the annual amount reported because the per share amounts are computed independently for each quarter and the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management, with the participation of our President and principal executive officer and our Vice President-Finance and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes policies and procedures pertaining to our ability to record, process and report reliable information. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our published financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially and adversely affected, or are reasonably likely to materially and adversely affect, the Company’s internal control over financial reporting.

PART III

The information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K is incorporated herein by reference to the information called for by those items which will be contained our Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to our 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) Financial Statement Schedules

          None

(3) Exhibits

Exhibit Number	Description

2(a)

Agreement, dated as of February 27, 2006, by and between The Community Programs Center of Long Island, Inc. and us. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated (date of earliest event reported) February 27, 2006 (File No. 001-8048).

3(a)(1)

Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 10, 1996. Incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1996 (File No. 001-8048).

3(a)(2)

Certificate of Designation, as filed with the Secretary of State of the State of Delaware on May 15, 1998. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 001-8048).

3(a)(3)

Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 5, 2001. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) December 5, 2001 (File No. 001-8048).

3(b)	By-laws, as amended. Incorporated by reference to Exhibit 3 to our Current Report on Form 8-K dated (date of earliest event reported) November 13, 2007 (File No. 001-8048).

4(a)(1)

Credit Agreement, dated as of December 15, 2006, between JPMorgan Chase Bank, N.A. and us. Incorporated by reference to Exhibit 4.1(a) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 001-8048).

4(a)(2)

Line of Credit Note, dated December 15, 2006, from us to JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.1(b) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 001-8048).

4(a)(3)

Amendment to Line of Credit Note and Credit Agreement, dated as of December 30, 2008, between JPMorgan Chase Bank, N.A. and us. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) December 30, 2008 (File No. 001-8048).

4(a)(4)

Continuing Security Agreement, dated as of December 15, 2006, between JPMorgan Chase Bank, N.A. and us. Incorporated by reference to Exhibit 4.1(c) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 001-8048).

4(a)(5)

Continuing Guaranty, dated as of December 15, 2006, by TII Systems, Inc. in favor of JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.1(d) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 001-8048).

10(a)(1)(A)+	1994 Non-Employee Director Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(a)(2) to our Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 001- 8048).

10(a)(1)(B)+

Form of Option Contract under 1994 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10(a)(1)(B) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 001-8048).

10(a)(2)(A)+	1995 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997 (File No. 001-8048).

10(a)(2)(B)+

Form of Incentive Stock Option Contract, dated June 7, 2005, between us and separately with each of Kenneth A. Paladino and Nisar Chaudhry. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) June 7, 2005.

10(a)(2)(C)+

Forms of Option Contracts under our 1995 Stock Option Plan. Incorporated by reference to Exhibit 10(a)(2)(E) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No 001-8048).

10(a)(3)(A)+	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No. 001-8048).

10(a)(3)(B)+

Incentive Stock Option Contract, dated September 13, 2005 between us and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated (date of earliest event reported) September 13, 2005.

10(a)(3)(C)+

Forms of Option Contracts under our 1998 Stock Option Plan. Incorporated by reference to Exhibit 10(a)(3)(B) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 001-8048).

10(a)(4)(A)+

2003 Non-Employee Director Stock Option Plan, as amended. Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No. 001-8048).

10(a)(4)(B)+

Forms of Option Contracts under our 2003 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10(a)(4)(C) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 001-8048).

10(a)(5)(A)+	The Company’s 2008 Equity Compensation Plan. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) April 3, 2008 (File No. 1-8048).

10(a)(5)(B)+

Restricted Stock Contract dated April 3, 2008 between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K dated (date of earliest event reported) April 3, 2008 (File No. 1-8048).

10(a)(5)(C)+*	Forms of Non-Qualified Stock Option, Incentive Stock Option, Stock Appreciation Rights, Restricted Stock and Restricted Stock Unit Contracts under our 2008 Equity Compensation Plan.

10(b)(1)+

Employment Agreement dated April 3, 2008 between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated (date of earliest event reported) April 3, 2008 (File No. 1-8048).

10(b)(2)+

Amendment, effective January 1, 2009, to Employment Agreement dated as of April 3, 2008, between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) December 30, 2008 (File No. 001-8048).

10(c)(1)+

Letter Agreement, dated October 18, 2006, between us and Jennifer E. Katsch. Incorporated by reference to Exhibit 99.02 to our Current Report on Form 8-K dated (date of earliest event reported) November 15, 2006 (File No. 001-8048).

10(c)(2)+

Termination Severance Agreement, dated December 15, 2006, between us and Jennifer E. Katsch. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 001-8048).

10(c)(3)+

Amendment, effective January 1, 2009, to Termination Severance Agreement, dated December 15, 2006, between the Company and Jennifer E. Katsch. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) December 30, 2008 (File No. 001-8048).

10(d)(1)+

Termination Severance Agreement, dated February 7, 2007, between the Company and David E. Foley. Incorporated by reference to Exhibit 99.3(a) to our Current Report on Form 8-K dated (date of earliest event reported) December 30, 2008 (File No. 001-8048).

10(d)(2)+

Amendment, effective January 1, 2009, to Termination Severance Agreement, dated February 7, 2007, between the Company and David E. Foley. Incorporated by reference to Exhibit 99.3(b) to our Current Report on Form 8-K dated (date of earliest event reported) December 30, 2008 (File No. 001-8048).

10(f)(1)(A)+

Resolution of the Board of Directors adopted on October 14, 2005 amending the cash compensation payable to non-employee directors. Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005 (File No 1-8048).

10(f)(1)(B)+

Reimbursement Policy for Non-Employee Directors dated December 31, 2008. Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K dated (date of earliest event reported) December 30, 2008 (File No. 001-8048).

10(f)(2)+

Description of Arrangement to Permit Directors to Accept Shares of Common Stock of the company in Lieu of Annual Directors’ Fees. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No 001-8048).

10(g)+

Consulting Agreement, dated September 14, 2005, between us and Alfred J. Roach. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) September 13, 2005 (File No. 001-8048).

10(h)

Severance Agreement, dated January 11, 2008, between us and Martin Pucher. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date earliest event reported) January 11, 2008 (File No. 001-8048).

10(i)

Product Purchase Agreement, effective as of April 1, 2005, between us and Verizon Services Corp. (confidential treatment has been granted with respect to certain portions of this agreement). Incorporated by reference to Exhibit 10(d) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 001-8048).

14	Code of Ethics for Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K dated (date earliest event reported) January 11, 2008 (File No. 001- 8048).

21	List of Subsidiaries. Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (File No. 001-8048).

23(a)*	Consent of Marcum & Kliegman LLP.

23(b)*	Consent of KPMG LLP.

31(a)*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TII NETWORK TECHNOLOGIES, INC.

March 27, 2009	By:	/s/ Kenneth A. Paladino

Kenneth A. Paladino, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2009	/s/ Kenneth A. Paladino

Kenneth A. Paladino, President and
Chief Executive Officer (Principal
Executive Officer) and Director

March 27, 2009	/s/ Jennifer E. Katsch

Jennifer E. Katsch, Vice President-Finance (Principal
Financial Officer), Treasurer and Chief Financial
Officer

March 27, 2009	/s/ Mark T. Bradshaw

Mark T. Bradshaw, Director

March 27, 2009	/s/ Lawrence M. Fodrowski

Lawrence M. Fodrowski, Director

March 27, 2009	/s/ James J. Grover, Jr.

James R. Grover, Jr., Director

Susan Harman, Director

March 27, 2009	/s/ Charles H. House

Charles H. House, Director

March 27, 2009	/s/ Brian Kelley

Brian Kelley, Director

Exhibit Index

Exhibit Number	Description

2(a)

Agreement, dated as of February 27, 2006, by and between The Community Programs Center of Long Island, Inc. and us. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated (date of earliest event reported) February 27, 2006 (File No. 001-8048).

3(a)(1)

Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 10, 1996. Incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1996 (File No. 001-8048).

3(a)(2)

Certificate of Designation, as filed with the Secretary of State of the State of Delaware on May 15, 1998. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 001-8048).

3(a)(3)

Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 5, 2001. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) December 5, 2001 (File No. 001-8048).

3(b)	By-laws, as amended. Incorporated by reference to Exhibit 3 to our Current Report on Form 8-K dated (date of earliest event reported) November 13, 2007 (File No. 001-8048).

4(a)(1)

Credit Agreement, dated as of December 15, 2006, between JPMorgan Chase Bank, N.A. and us. Incorporated by reference to Exhibit 4.1(a) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 001-8048).

4(a)(2)

Line of Credit Note, dated December 15, 2006, from us to JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.1(b) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 001-8048).

4(a)(3)

Amendment to Line of Credit Note and Credit Agreement, dated as of December 30, 2008, between JPMorgan Chase Bank, N.A. and us. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) December 30, 2008 (File No. 001-8048).

4(a)(4)

Continuing Security Agreement, dated as of December 15, 2006, between JPMorgan Chase Bank, N.A. and us. Incorporated by reference to Exhibit 4.1(c) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 001-8048).

4(a)(5)

Continuing Guaranty, dated as of December 15, 2006, by TII Systems, Inc. in favor of JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.1(d) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 001-8048).

10(a)(1)(A)+	1994 Non-Employee Director Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(a)(2) to our Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 001- 8048).

10(a)(1)(B)+

Form of Option Contract under 1994 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10(a)(1)(B) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 001-8048).

10(a)(2)(A)+	1995 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997 (File No. 001-8048).

10(a)(2)(B)+

Form of Incentive Stock Option Contract, dated June 7, 2005, between us and separately with each of Kenneth A. Paladino and Nisar Chaudhry. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) June 7, 2005.

10(a)(2)(C)+

Forms of Option Contracts under our 1995 Stock Option Plan. Incorporated by reference to Exhibit 10(a)(2)(E) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No 001-8048).

10(a)(3)(A)+	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No. 001-8048).

10(a)(3)(B)+

Incentive Stock Option Contract, dated September 13, 2005 between us and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated (date of earliest event reported) September 13, 2005.

10(a)(3)(C)+

Forms of Option Contracts under our 1998 Stock Option Plan. Incorporated by reference to Exhibit 10(a)(3)(B) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 001-8048).

10(a)(4)(A)+

2003 Non-Employee Director Stock Option Plan, as amended. Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No. 001-8048).

10(a)(4)(B)+

Forms of Option Contracts under our 2003 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10(a)(4)(C) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 001-8048).

10(a)(5)(A)+	The Company’s 2008 Equity Compensation Plan. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) April 3, 2008 (File No. 1-8048).

10(a)(5)(B)+

Restricted Stock Contract dated April 3, 2008 between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K dated (date of earliest event reported) April 3, 2008 (File No. 1-8048).

10(a)(5)(C)+*	Forms of Non-Qualified Stock Option, Incentive Stock Option, Stock Appreciation Rights, Restricted Stock and Restricted Stock Unit Contracts under our 2008 Equity Compensation Plan.

10(b)(1)+

Employment Agreement dated April 3, 2008 between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated (date of earliest event reported) April 3, 2008 (File No. 1-8048).

10(b)(2)+

Amendment, effective January 1, 2009, to Employment Agreement dated as of April 3, 2008, between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) December 30, 2008 (File No. 001-8048).

10(c)(1)+

Letter Agreement, dated October 18, 2006, between us and Jennifer E. Katsch. Incorporated by reference to Exhibit 99.02 to our Current Report on Form 8-K dated (date of earliest event reported) November 15, 2006 (File No. 001-8048).

10(c)(2)+

Termination Severance Agreement, dated December 15, 2006, between us and Jennifer E. Katsch. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 001-8048).

10(c)(3)+

Amendment, effective January 1, 2009, to Termination Severance Agreement, dated December 15, 2006, between the Company and Jennifer E. Katsch. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) December 30, 2008 (File No. 001-8048).

10(d)(1)+

Termination Severance Agreement, dated February 7, 2007, between the Company and David E. Foley. Incorporated by reference to Exhibit 99.3(a) to our Current Report on Form 8-K dated (date of earliest event reported) December 30, 2008 (File No. 001-8048).

10(d)(2)+

Amendment, effective January 1, 2009, to Termination Severance Agreement, dated February 7, 2007, between the Company and David E. Foley. Incorporated by reference to Exhibit 99.3(b) to our Current Report on Form 8-K dated (date of earliest event reported) December 30, 2008 (File No. 001-8048).

10(f)(1)(A)+

Resolution of the Board of Directors adopted on October 14, 2005 amending the cash compensation payable to non-employee directors. Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K dated (date of earliest event reported) October 14, 2005 (File No 1- 8048).

10(f)(1)(B)+

Reimbursement Policy for Non-Employee Directors dated December 31, 2008. Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K dated (date of earliest event reported) December 30, 2008 (File No. 001-8048).

10(f)(2)+

Description of Arrangement to Permit Directors to Accept Shares of Common Stock of the company in Lieu of Annual Directors’ Fees. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No 001-8048).

10(g)+

Consulting Agreement, dated September 14, 2005, between us and Alfred J. Roach. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) September 13, 2005 (File No. 001-8048).

10(h)

Severance Agreement, dated January 11, 2008, between us and Martin Pucher. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date earliest event reported) January 11, 2008 (File No. 001-8048).

10(i)

Product Purchase Agreement, effective as of April 1, 2005, between us and Verizon Services Corp. (confidential treatment has been granted with respect to certain portions of this agreement). Incorporated by reference to Exhibit 10(d) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 001-8048).

14	Code of Ethics for Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K dated (date earliest event reported) January 11, 2008 (File No. 001- 8048).

21	List of Subsidiaries. Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (File No. 001-8048).

23(a)*	Consent of Marcum & Kliegman LLP

23(b)*	Consent of KPMG LLP.

31(a)*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.