Form 10-Q
period 2009-03-31
TII NETWORK TECHNOLOGIES, INC.
filed 2009-05-05
CIK 277928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

Yes☐ No ☒

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 4, 2009 was 13,917,792.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

	PART I FINANCIAL INFORMATION

Item 1	CONDENSED CONSOLIDATED BALANCE SHEETS March 31, 2009 (unaudited) and December 31, 2008	3

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Three months ended March 31, 2009 and 2008	4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY Three months ended March 31, 2009	5

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three months ended March 31, 2009 and 2008	6

	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7

Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

Item 4	CONTROLS AND PROCEDURES	19

	PART II OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	20

Item 6	EXHIBITS	20

SIGNATURES		21

EXHIBIT INDEX		22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,535	$8,282
Accounts receivable, net of allowance of $98 and $88 at March 31, 2009 and December 31, 2008, respectively	2,831	3,906
Inventories, net	8,353	9,031
Deferred tax assets, net	613	697
Other current assets	156	175
Total current assets	21,488	22,091

Property, plant and equipment, net	8,545	8,877
Deferred tax assets, net	8,642	8,599
Other assets, net	185	154
Total assets	$38,860	$39,721

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,150	$2,090
Accrued liabilities	769	652
Total current liabilities and total liabilities	1,919	2,742

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, including 30,000 shares of series D junior participating at December 31, 2008; no shares outstanding	—	—
Common stock, par value $.01 per share; 30,000,000 shares authorized; 13,787,429 shares issued and 13,769,792 shares outstanding as of March 31, 2009, and December 31, 2008	138	138
Additional paid-in capital	42,456	42,262
Accumulated deficit	(5,372)	(5,140)
	37,222	37,260
Less: Treasury shares, at cost, 17,637 common shares at March 31, 2009 and December 31, 2008	(281)	(281)
Total stockholders' equity	36,941	36,979

Total liabilities and stockholders' equity	$38,860	$39,721

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Net sales	$5,749	$8,851
Cost of sales	3,622	5,599
Gross profit	2,127	3,252

Operating expenses:
Selling, general and administrative	1,884	2,407
Research and development	439	622
Total operating expenses	2,323	3,029

Operating (loss) income	(196)	223

Interest income	3	17

(Loss) income before income taxes	(193)	240

Income tax provision	39	89

Net (loss) income	$(232)	$151

Net (loss) income per common share:
Basic and Diluted	$(0.02)	$0.01

Weighted average common shares outstanding:
Basic	13,560	13,493
Diluted	13,560	13,750

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance December 31, 2008	13,769,792	$138	$42,262	$(5,140)	$(281)	$36,979
Share-based compensation	—	—	194	—	—	194
Net loss for the three months ended March 31, 2009	—	—	—	(232)	—	(232)
Balance March 31, 2009	13,769,792	$138	$42,456	$(5,372)	$(281)	$36,941

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	March 31,
	2009	2008
Cash Flows from Operating Activities
Net (loss) income	$(232)	$151
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	451	419
Share-based compensation	194	172
Deferred income taxes	41	53
Loss on write-offs and disposals of capital assets	19	1
Changes in operating assets and liabilities:
Accounts receivable	1,075	2,556
Inventories	678	(3,487)
Other assets	(24)	189
Accounts payable and accrued liabilities	(823)	(1,142)
Net cash provided by (used in) operating activities	1,379	(1,088)

Cash Flows Used in Investing Activities
Capital expenditures	(126)	(168)

Cash Flows Provided by Financing Activities
Proceeds from exercise of stock options	—	28

Net increase (decrease) in cash and cash equivalents	1,253	(1,228)

Cash and cash equivalents, at beginning of period	8,282	3,261

Cash and cash equivalents, at end of period	$9,535	$2,033

Non-Cash Investing and Financing Activities
Capital additions included in accounts payable	$—	$19

Supplemental Cash Flow Information
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$8	$12

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The unaudited interim condensed consolidated financial statements presented herein have been prepared by TII Network Technologies, Inc. and Subsidiaries (together “Tii,” the “company,” “we,” “us,” or “our”) in accordance with U.S. generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, the December 31, 2008 balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.

Results of operations for interim periods presented are not necessarily indicative of results of operations that might be expected for future interim periods or for the full fiscal year ending December 31, 2009.

Reclassifications

Certain reclassifications have been made to the prior period financial statements presented herein to conform to the 2009 presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our more significant estimates include the valuation of accounts receivable, inventory and deferred income taxes and the fair value of share-based payments. Actual results could differ from such estimates.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. In February 2008, the FASB issued FASB Staff Positions (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It did not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, we adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which we adopted effective January 1, 2009. The adoption of SFAS 157 did not impact our financial position or results of operations.

In November 2007, the FASB Emerging Issues Task Force (“EITF”) issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” As a result of EITF 07-5, freestanding warrants containing protective features, which provide for adjustments to the exercise or conversion price if the entity subsequently issues shares or other equity-related contracts to a new investor with more favorable pricing, will no longer be eligible to be recorded in equity. EITF 07-5 became effective for us on January 1, 2009. EITF 07-5 has not impacted us to date as we have no outstanding instruments that contain these protective features. We will assess the impact of EITF 07-5 if and when we issue instruments that contain these protective features.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) became effective for us on January 1, 2009. SFAS No. 141(R) has not impacted us to date. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”) which will require noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 became effective for us on January 1, 2009. SFAS No. 160 has not impacted us to date as there are no such controlling interests. We will assess the impact of SFAS 160 if and when any noncontrolling interests should arise.

Note 2 – Comprehensive (loss) income

We do not have any items of comprehensive (loss) income. Accordingly, for all periods presented, comprehensive (loss) income equaled net (loss) income.

Note 3 – Puerto Rico Facility Closing

In June 2007, our Board of Directors approved a plan to consolidate the operations of our Puerto Rico leased facility into our new headquarters in Edgewood, New York, resulting in the closure of the Puerto Rico facility. No costs related to this plan were incurred during the quarter ended March 31, 2009. During the three months ended March 31, 2008, we incurred costs of $70,000 related to this plan. Cumulative costs incurred through December 31, 2008 to close the Puerto Rico facility were $1,146,000. All of these costs were included in cost of sales for the respective periods incurred.

Upon adoption of the provisions of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Asset Retirement Obligations,” in 2005, we recorded an asset retirement obligation of $109,000 for the estimated cost to restore the then leased facility in Puerto Rico to its original condition at the end of the lease. Based upon an updated assessment of the final restoration costs, we recorded additional charges of $70,000 and settled liabilities of $80,000 during the three months ended March 31, 2008. Restoration was completed in April 2008 and there were no liabilities related to this plan thereafter.

Note 4 – Share–Based Payment and Stockholder’s Equity

Share-based payment compensation is attributable to the granting of stock options and awarding of shares of restricted stock, and vesting of these options and shares of restricted stock over the remaining requisite service period. Compensation expense attributable to share-based compensation during the three months ended March 31, 2009 and 2008 was $194,000 and $172,000, respectively.

We are authorized to issue up to 1,000,000 shares of preferred stock in series, with each series having such powers, rights, preferences, qualifications and restrictions as determined by our Board of Directors. No shares of preferred stock were outstanding at March 31, 2009 and December 31, 2008.

In May 2008, our Stockholder Rights Plan under which we could have issued Series D junior participating preferred stock expired. In March 2009, registration of the Series D junior participating preferred stock was terminated.

Note 5 - Net income per common share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders (which equals our net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Due to the net loss for the three months ended March 31, 2009, all potentially dilutive common stock equivalents of approximately 2,500,000 stock options were excluded because their inclusion would have been anti-dilutive. During the three months ended March 31, 2008, outstanding options to purchase an aggregate of approximately 2,397,000 shares of common stock were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

The following table sets forth the amounts used in the computation of basic and diluted EPS:

	Three months ended March 31,
	2009	2008
Numerator for diluted EPS calculation:
Net income (loss)	$(232,000)	$151,000

Denominator for diluted EPS calculation:
Weighted average shares outstanding - Basic	13,560,000	13,493,000
Effect of dilutive stock options	—	257,000
	13,560,000	13,750,000

Basic and Diluted EPS	$(0.02)	$0.01

Note 6 – Inventories

The following table sets forth the cost basis of each major class of inventory as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Raw material and subassemblies	$1,294,000	$1,459,000
Work in progress	52,000	—
Finished goods	7,007,000	7,572,000
	$8,353,000	$9,031,000

Inventories are net of a reserve of $989,000 and $980,000 at March 31, 2009 and December 31, 2008, respectively.

Note 7 – Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset. The following table sets forth the amounts of each major class of property, plant and equipment as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Land	$1,244,000	$1,244,000
Building and building improvements	4,303,000	4,303,000
Construction in progress	118,000	118,000
Machinery and equipment	7,672,000	7,865,000
Computer hardware and software	804,000	802,000
Office furniture, fixtures, equipment and other	711,000	764,000
	$14,852,000	$15,096,000
Less: accumulated depreciation and amortization	(6,307,000)	(6,219,000)
	$8,545,000	$8,877,000

Depreciation and amortization of plant and equipment was $439,000 and $410,000 for the three months ended March 31, 2009 and 2008, respectively.  These amounts included accelerated depreciation of $64,000 and $7,000 for the three months ended March 31, 2009 and 2008, respectively, resulting from a revision to the estimate of the useful life of certain machinery and equipment, which was accounted for in accordance with SFAS 154 “Accounting Changes and Error Corrections.” Of these amounts, $58,000 was included in cost of sales and $6,000 was included in research and development expenses for the three months ended March 31, 2009, and $7,000 was included in cost of sales for the three months ended March 31, 2008.

We recorded a loss on disposal of capital assets of approximately $19,000 and $1,000 for the three months ended March 31, 2009 and March 31, 2008, respectively, related to disposals of obsolete equipment.  These charges are included in selling, general and administrative expenses.

During 2008, we capitalized $102,000 of costs incurred for the development of machinery and equipment and $16,000 of costs incurred for the license fees of stock option accounting software. These costs are classified as construction in progress at March 31, 2009 and December 31, 2008 as neither the machinery and equipment nor the software were in service at these dates.

Note 8 – Credit Facility

In December 2008, we entered into an amended credit agreement with JP Morgan Chase Bank, N.A. (the “amended agreement”) which replaced a $5,000,000 credit facility that was expiring. Under the amended agreement, we are entitled to borrow from the bank up to $5,000,000 in the aggregate at any one time outstanding, but limited to a borrowing base, in general, equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1,500,000. As of March 31, 2009, our borrowing base was $3,700,000. Loans under the amended agreement mature on December 31, 2010. We had no borrowings outstanding under the credit agreement as of March 31, 2009.

Outstanding loans under the amended agreement bear interest, at our option, either at (a) the bank’s prime rate plus 2.75% per annum, provided that the prime rate shall not be less than an adjusted one-month London Interbank Offered Rate (“LIBOR”) (as defined in the amended agreement), or (b) under a formula based on LIBOR plus 4.5% per annum. We also pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

Our obligations under the amended agreement are collateralized, pursuant to a Continuing Security Agreement, by all of our accounts receivable and inventory, and are also guaranteed by one of our subsidiaries.

The amended agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank’s consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The amended agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $35,300,000, a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0. As of March 31, 2009, we were in compliance with all financial covenants in the amended agreement.

Note 9 – Income Taxes

For the three months ended March 31, 2009 and 2008, our income tax provision consisted of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect for the full year. That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been expensed for financial statement purposes, state taxes and additionally, in the current period, an increase in the valuation allowance against deferred tax assets for our estimate of state net operating losses that will expire unutilized.

We do not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. There have not been any past tax examinations nor are there any current tax examinations in progress. Accordingly, as of March 31, 2009, we remain subject to examination in applicable tax jurisdictions for the relevant statute of limitations periods.

Note 10- Significant Customers

The following customers accounted for 10% or more of our consolidated net sales during at least one of the periods presented below:

	Three months ended March 31,
	2009	2008
Customer A	25%	36%
Customer B	12%	17%
Customer C	10%	*
Customer D	27%	*

* Amounts are less than 10%

As of March 31, 2009, three customers accounted for approximately 23%, 15%, and 18% of accounts receivable, and as of December 31, 2008, the same three customers accounted for approximately 32%, 16% and 14% of accounts receivable, respectively.

Note 11 – Litigation

In February 2009, a lawsuit was filed in Puerto Rico by a former sales representative against us. The complaint alleges that we terminated our relationship with the former sales representative without just cause and is seeking $1,400,000 in damages, plus attorney’s fees and costs. We believe this case is without merit and we intend to defend this case vigorously.

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

Overview

Business

TII Network Technologies, Inc. and subsidiaries (together, “Tii,” the “company,” “we,” “us” or “our”) design, manufacture and sell products to service providers in the communications industry for use in their networks. Our products are typically found outdoors in the service provider’s distribution network, at the interface where the service provider’s network connects to the user’s network, and inside the user’s home or apartment, and are critical to the successful delivery of voice and broadband communication services.

We sell our products through a network of sales channels, principally to telephone operating companies (“Telcos”), multi-system operators (“MSOs”) of communications services, including cable and satellite service providers, and original equipment manufacturers (“OEMs”).

Results of Operations

The following table sets forth certain statement of operations information as a percentage of net sales for the periods indicated (except “Income tax provision,” which is stated as a percentage of “(Loss) income before income taxes”):

	Three months ended March 31,
	2009		2008
	Amount	% of Net sales	Amount	% of Net sales	Dollar increase (decrease)	Percent increase (decrease)
Net sales	$5,749	100.0%	$8,851	100.0%	$(3,102)	(35.0%)
Cost of sales	3,622	63.0%	5,599	63.3%	(1,977)	(35.3%)
Gross profit	2,127	37.0%	3,252	36.7%	(1,125)	(34.6%)

Operating expenses:
Selling, general and administrative	1,884	32.8%	2,407	27.2%	(523)	(21.7%)
Research and development	439	7.6%	622	7.0%	(183)	(29.4%)
Total operating expenses	2,323	40.4%	3,029	34.2%	(706)	(23.3%)

Operating (loss) income	(196)	-3.4%	223	2.5%	(419)	(187.9%)

Interest income	3	0.1%	17	0.2%	(14)	(82.4%)

(Loss) income before income taxes	(193)	-3.4%	240	2.7%	(433)	(180.4%)
Income tax provision	39	-20.2%	89	37.1%	(50)	(56.2%)
Net (loss) income	$(232)	-4.0%	$151	1.7%	$(383)	(253.6%)

Net sales for the three months ended March 31, 2009 were $5,749,000 compared to $8,851,000 for the comparable prior year period, a decrease of $3,102,000 or 35.0%. The decline was due to the sharp downturn in economic activity which has negatively impacted the markets for our connectivity, network interface device and overvoltage surge protection products. This decrease was partially offset by an increase in sales of our broadband products.

Gross profit for the three months ended March 31, 2009 was $2,127,000 compared to $3,252,000 for the comparable prior year period, a decrease of $1,125,000 or 34.6%, which was primarily due to lower sales volume. Gross profit margin remained virtually consistent at 37.0% and 36.7% for the three months ended March 31, 2009 and 2008, respectively. Though the margins have been flat with lower sales, we are under increasing pressure from customers to reduce prices.

Selling, general and administrative expenses for the three months ended March 31, 2009 were $1,884,000 compared to $2,407,000 for the comparable prior year period, a decrease of $523,000 or 21.7%. The decrease in the 2009 period was primarily attributable to the following:

Salary and related benefits - headcount decreases	$189,000
SOX 404 and ERP implementation consulting fees	131,000
Travel and entertainment expenses	57,000
Professional and consulting fees	48,000
Advertising	47,000
Sales commissions as a result of decreased sales	39,000
Other, net	12,000
$523,000

Research and development expenses for the three months ended March 31, 2009 were $439,000 compared to $622,000 for the comparable prior year period, a decrease of $183,000 or 29.4%. The decrease was primarily attributable to a decrease in salary and related benefits of $101,000 as a result of decreases in headcount and a decrease of $53,000 in product development activities during the current year period.

Interest income for the three months ended March 31, 2009 was $3,000 compared to $17,000 for the comparable prior year period, a decrease of $14,000 or 82.4%. The decrease was due to lower interest earned as a result of lower interest rates in the 2009 period than the 2008 period.

During the three months ended March 31, 2009 and 2008, we recorded a provision for income taxes of $39,000 and $89,000, respectively. Our income tax provision for each period consists of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year. That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been recognized for financial statement purposes, state taxes and additionally, in the current year period, an increase in the valuation allowance against deferred tax assets for our estimate of state net operating losses that will expire unutilized.

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

Liquidity and Capital Resources

As of March 31, 2009, we had $19,569,000 of working capital, which included $9,535,000 of cash and cash equivalents, and our current ratio was 11.2 to 1.

The primary reason for the $1,379,000 of cash provided by operating activities in the first three months of 2009 compared to the $1,088,000 cash used in operating activities in the first three months of 2008 was a $678,000 reduction in inventories in the 2009 period compared to a $3,487,000 temporary build-up of inventories in the 2008 period to fulfill anticipated sales. This $4,165,000 variation was partially offset by a reduction in accounts receivable in the 2009 period of $1,075,000 compared to a reduction in the 2008 period of $2,556,000. This was due to a significantly lower accounts receivable balance at January 1, 2009 of $3,906,000 than at January 1, 2008 of $6,994,000, as a result of a decrease in sales volume of $4,042,000 from the quarter ended December 31, 2007 to the quarter ended December 31, 2008.

Investing activities in the 2009 three month period used cash of $126,000, for capital expenditures, primarily for machinery and equipment used in the development of new products, which was slightly less than the $168,000 used for this purpose in the similar 2008 period. There was no cash provided by financing activities in the first three months of 2009, while the exercise of stock options provided $28,000 of cash in the similar period of 2008.

In December 2008, we entered into an amended credit agreement with JP Morgan Chase Bank, N.A. (the “amended agreement”) which replaced a $5,000,000 credit facility that was expiring. Under the amended agreement, we are entitled to borrow from the bank up to $5,000,000 in the aggregate at any one time outstanding, but limited to a borrowing base, in general, equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1,500,000. As of March 31, 2009, our borrowing base was $3,700,000. Loans under the amended agreement mature on December 31, 2010. We had no borrowings outstanding under the amended agreement as of March 31, 2009.

Outstanding loans under the amended agreement bear interest, at our option, either at (a) the bank’s prime rate plus 2.75% per annum, provided that the prime rate shall not be less than an adjusted one-month London Interbank Offered Rate (“LIBOR”) (as defined in the amended agreement), or (b) under a formula based on LIBOR plus 4.5% per annum. We also pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

Our obligations under the amended agreement are collateralized, pursuant to a Continuing Security Agreement, by all of our accounts receivable and inventory, and are also guaranteed by one of our subsidiaries.

The amended agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank’s consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The amended agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $35,300,000, a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0. As of March 31, 2009, we were in compliance with all financial covenants in the amended agreement.

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

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments. A summary of our most critical accounting policies can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for year ended December 31, 2008. We regularly evaluate items which may impact our critical accounting estimates and judgments. During the three months ended March 31, 2009, we did not update our critical accounting policies.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 deferred the effective date of SFAS 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It did not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, we adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which we adopted effective January 1, 2009. The adoption of SFAS 157 did not impact our financial position or results of operations.

In November 2007, the FASB Emerging Issues Task Force (“EITF”) issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” As a result of EITF 07-5, freestanding warrants containing protective features, which provide for adjustments to the exercise or conversion price if the entity subsequently issues shares or other equity-related contracts to a new investor with more favorable pricing, will no longer be eligible to be recorded in equity. EITF 07-5 became effective for us on January 1, 2009. EITF 07-5 has not impacted us to date as we have no outstanding instruments that contain these protective features. We will assess the impact of EITF 07-5 if and when we issue instruments that contain these protective features.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) became effective for us on January 1, 2009. SFAS No. 141(R) has not impacted us to date. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”) which will require noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 became effective for us on January 1, 2009. SFAS No. 160 has not impacted us to date as there are no such noncontrolling interests. We will assess the impact of SFAS 160 if and when any noncontrolling interests should arise.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of several factors, including, but not limited to, those factors discussed below and elsewhere in this document. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report. Among those factors are:

•	general economic and business conditions, especially as they pertain to the telecommunications industry;
•

potential changes in customers’ spending and purchasing policies and practices, which are effected by customers’ internal budgetary allotments that may be impacted by the current economic climate, particularly in the United States;

•	pressure from customers to reduce pricing without achieving a commensurate reduction in costs;
•

the ability to market and sell products to new markets beyond our principal copper-based telephone operating company (“Telco”) market which has been declining over the last several years, due principally to the impact of alternate technologies;

•	exposure to increases in the cost of our products, including increases in the cost of our petroleum-based plastic products and precious metals;
•	the ability to timely develop products and adapt our existing products to address technological changes, including changes in our principal market;
•	competition in our traditional Telco market and new markets into which we have been seeking to Ex;
•	dependence on, and ability to retain, our “as-ordered” general supply agreements with our largest customer and our ability to win new contracts;
•	dependence on third parties for certain product development;
•

dependence for products and product components from Pacific Rim contract manufacturers, including on-time delivery that could be interrupted as a result of third party labor disputes, political factors or shipping disruptions, quality control and exposure to changes in costs and changes in the valuation of the Chinese Yuan;

•

weather and similar conditions, including the effect of typhoons on our assembly facilities in the Pacific Rim, the effect of hurricanes on our warehouse in the United States which can increase the demand for our products and harsh winter conditions which can temporarily disrupt the installation of certain of our products by Telcos;

•	the ability to attract and retain technologically qualified personnel; and
•	the availability of financing on satisfactory terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes in interest rates. The interest payable under our credit facility, under which there were no borrowings outstanding as of March 31, 2009, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to our consolidated operating results, as we have not borrowed to any significant degree.

Our products contain a significant amount of plastic that is petroleum based. We import most of our products from contract manufacturers, principally in Malaysia and China. The increased cost of petroleum can potentially increase the cost of our products.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management, with the participation of our President and Principal Executive Officer and our Vice President-Finance and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 19, 2009, a former sales representative filed a lawsuit against us in the Puerto Rico Court of First Instance, San Juan Region. The complaint alleges that we terminated our relationship with the former sales representative without just cause and is seeking $1,400,000 in damages, plus attorney’s fees and costs. We believe this case is without merit and we intend to defend this case vigorously.

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

TII NETWORK TECHNOLOGIES, INC.
Date: May 5, 2009	By:	/s/ Jennifer E. Katsch
Jennifer E. Katsch Vice President-Finance, Treasurer and Chief Financial Officer

Exhibit Index

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.