Form 10-Q
period 2009-06-30
TII NETWORK TECHNOLOGIES, INC.
filed 2009-08-10
CIK 277928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes☐ No ☒

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of August 5, 2009 was 13,998,216.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2009 (unaudited)	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$10,780	$8,282
Accounts receivable, net of allowance of $67 and $88 at June 30, 2009 and December 31, 2008, respectively	3,017	3,906
Inventories, net	7,695	9,031
Deferred tax assets, net	611	697
Other current assets	432	175
Total current assets	22,535	22,091

Property, plant and equipment, net	8,308	8,877
Deferred tax assets, net	8,617	8,599
Other assets, net	184	154
Total assets	$39,644	$39,721

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,676	$2,090
Accrued liabilities	618	652
Short term debt	171	-
Total current liabilities and total liabilities	2,465	2,742

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, including 30,000 shares of series D junior participating at December 31, 2008; no shares outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized; 14,015,853 shares issued and 13,998,216 shares outstanding as of June 30, 2009, and 13,787,429 shares issued and 13,769,792 shares outstanding as of December 31, 2008	140	138
Additional paid-in capital	42,645	42,262
Accumulated deficit	(5,325)	(5,140)
	37,460	37,260
Less: Treasury shares, at cost, 17,637 common shares at June 30, 2009 and December 31, 2008	(281)	(281)
Total stockholders' equity	37,179	36,979

Total liabilities and stockholders' equity	$39,644	$39,721

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales	$6,494	$9,876	$12,243	$18,727
Cost of sales	4,252	6,353	7,874	11,922
Gross profit	2,242	3,523	4,369	6,805

Operating expenses:
Selling, general and administrative	1,765	2,349	3,649	4,786
Research and development	396	501	834	1,123
Total operating expenses	2,161	2,850	4,483	5,909

Operating income (loss)	81	673	(114)	896

Interest expense	(2)	(4)	(2)	(4)
Interest income	4	9	6	26

Income (loss) before income taxes	83	678	(110)	918

Income tax provision	36	309	75	399

Net income (loss)	$47	$369	$(185)	$519

Net income (loss) per common share:
Basic and Diluted	$0.00	$0.03	$(0.01)	$0.04

Weighted average common shares outstanding:
Basic	13,575	13,546	13,568	13,520
Diluted	13,738	14,063	13,568	14,011

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance January 1, 2009	13,769,792	$138	$42,262	$(5,140)	$(281)	$36,979
Share-based compensation	-	-	385	-	-	385
Restricted shares issued	228,424	2	(2)	-	-	-
Net loss for the six months ended June 30, 2009	-	-	-	(185)	-	(185)
Balance June 30, 2009	13,998,216	$140	$42,645	$(5,325)	$(281)	$37,179

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	June 30, 2009	June 30, 2008
Cash Flows from Operating Activities
Net (loss) income	$(185)	$519
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	828	828
Share-based compensation	385	354
Deferred income taxes	68	337
Loss on write-offs and disposals of capital assets	19	1
Changes in operating assets and liabilities:
Accounts receivable	889	935
Inventories	1,336	(3,482)
Other assets	(69)	153
Accounts payable and accrued liabilities	(463)	(5)
Net cash provided by (used in) operating activities	2,808	(360)

Cash Flows Used in Investing Activities
Capital expenditures	(239)	(428)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	-	100
Repayment of short term debt	(71)	-
Net cash (used in) provided by financing activities	(71)	100

Net increase (decrease) in cash and cash equivalents	2,498	(688)

Cash and cash equivalents, at beginning of period	8,282	3,261

Cash and cash equivalents, at end of period	$10,780	$2,573

Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable	$15	$2

Insurance premiums financed with short term debt	$242	$-

Issuance of common stock	$2	$2

Supplemental Cash Flow Information
Cash paid during the period for interest	$3	$4

Cash paid during the period for income taxes	$9	$122

See notes to unaudited condensed consolidated financial statements

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

Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through August 10, 2009 require potential adjustment to or disclosure in the financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our more significant estimates include the valuation of accounts receivable, inventories and deferred income taxes and the fair value of share-based payments. Actual results could differ from such estimates.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

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

Recently Issued Accounting Standards Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010. We do not expect the adoption of SFAS 167 to have any impact on our financial statements or results of operations.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supercede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to materially impact our financial statements or results of operations.

Note 2 – Comprehensive income (loss)

We do not have any items of comprehensive income or loss. Accordingly, for all periods presented, comprehensive income (loss) equaled net income (loss).

Note 3 – Puerto Rico Facility Closing

In June 2007, our Board of Directors approved a plan to consolidate the operations of our Puerto Rico leased facility into our new headquarters in Edgewood, New York, resulting in the closure of the Puerto Rico facility. We did not incur any costs related to this plan during the six months ended June 30, 2009. During the three and six months ended June 30, 2008, we incurred costs of $0 and $70,000, respectively, related to this plan. Cumulative costs incurred through December 31, 2008 to close the Puerto Rico facility were $1,146,000. All of these costs were included in cost of sales for the respective periods incurred.

Upon adoption of the provisions of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Asset Retirement Obligations,” in 2005, we recorded an asset retirement obligation of $109,000 for the estimated cost to restore the then leased facility in Puerto Rico to its original condition at the end of the lease. Based upon an updated assessment of the final restoration costs, we recorded additional charges of $70,000 and settled liabilities of $109,000 during the six months ended June 30, 2008. Restoration was completed in April 2008 and there were no liabilities related to this plan thereafter.

Note 4 – Share–Based Compensation

Share-based compensation is attributable to the granting of stock options and shares of restricted stock, and vesting of these options and shares of restricted stock over the remaining requisite service period. Expense attributable to share-based compensation during the three and six months ended June 30, 2009 was $190,000 and $385,000, respectively. Expense attributable to share-based compensation during the three and six months ended June 30, 2008 was $182,000 and $354,000, respectively.

During the three months ended June 30, 2009, we granted options to purchase 130,000 shares of our common stock with a grant date fair value of $106,000 to six non-employee directors pursuant to our 2003 Non-Employee Director Stock Option Plan and we granted restricted stock awards covering 148,000 shares of our common stock with a grant date fair value of $87,000 to seven employees and one consultant pursuant to our 2008 Equity Compensation Plan. In addition, following our 2009 annual meeting of stockholders, pursuant to a stockholder approved arrangement with respect to the payment of annual non-employee director fees, four non-employee directors each elected to receive 12,369 shares of our common stock having a fair market value of $11,750 on date of issuance, and a non-employee director and the non-executive Chairman of our Board elected to receive 30,948 shares of our common stock having a fair market value of $29,400 on date of issuance, in lieu of their annual non-employee director fees which would otherwise have been paid in cash. These non-employee director shares are subject to forfeiture for a period of up to one year in certain instances. We recorded total expense of $44,000 during the three and six months ended June 30, 2009 for these awards.

Note 5 - Net income (loss) per common share

Basic earnings (loss) per share (“EPS”) is computed by dividing income (loss) available to common stockholders (which equals our net income (loss)) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. During the three months ended June 30, 2009, 255,000 restricted stock awards and outstanding options to purchase an aggregate of approximately 2,314,000 shares of common stock were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. Due to the net loss for the six months ended June 30, 2009, all potentially dilutive common stock equivalents for the period, consisting of approximately 403,000 restricted stock awards and outstanding options to purchase an aggregate of approximately 2,515,000 shares of common stock were excluded because their inclusion would have been anti-dilutive. During the three and six months ended June 30, 2008, outstanding options to purchase an aggregate of approximately 2,013,000 and 2,205,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

The following table sets forth the amounts used in the computation of basic and diluted net earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator for diluted EPS calculation:
Net income (loss)	$47,000	$369,000	$(185,000)	$519,000

Denominator for basic EPS calculation:
Weighted average shares outstanding - Basic	13,575,000	13,546,000	13,568,000	13,520,000

Denominator for diluted EPS calculation:
Weighted average shares outstanding - Basic	13,575,000	13,546,000	13,568,000	13,520,000
Effect of dilutive stock options	114,000	308,000	-	282,000
Effect of unvested restricted stock awards	49,000	209,000	-	209,000
	13,738,000	14,063,000	13,568,000	14,011,000

Basic EPS	$0.00	$0.03	$(0.01)	$0.04

Diluted EPS	$0.00	$0.03	$(0.01)	$0.04

Note 6 – Inventories

The following table sets forth the cost basis of each major class of inventory as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Raw material and subassemblies	$1,406,000	$1,459,000
Work in progress	80,000	-
Finished goods	6,209,000	7,572,000
	$7,695,000	$9,031,000

Inventories are net of a reserve of $955,000 and $977,000 at June 30, 2009 and December 31, 2008, respectively.

Note 7 – Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset. The following table sets forth the amounts of each major class of property, plant and equipment as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Land	$1,244,000	$1,244,000
Building and building improvements	4,307,000	4,303,000
Construction in progress	117,000	118,000
Machinery and equipment	7,585,000	7,865,000
Computer hardware and software	829,000	802,000
Office furniture, fixtures, equipment and other	730,000	764,000
	$14,812,000	$15,096,000
Less: accumulated depreciation and amortization	(6,504,000)	(6,219,000)
	$8,308,000	$8,877,000

Depreciation and amortization of plant and equipment was $365,000 and $804,000 for the three and six months ended June 30, 2009, respectively, and $399,000 and $803,000 for the three and six months ended June 30, 2008, respectively. These amounts included accelerated depreciation of $11,000 and $75,000 for the three and six months ended June 30, 2009, respectively, and $0 and $7,000 for the three and six months ended June 30, 2008, respectively, resulting from a revision to the estimate of the useful life of certain machinery and equipment, which revision was accounted for in accordance with SFAS 154 “Accounting Changes and Error Corrections.” Of these amounts, $11,000 was included in cost of sales for the three months ended June 30, 2009, and $69,000 was included in cost of sales and $6,000 was included in research and development expenses for the six months ended June 30, 2009. For the six months ended June 30, 2008 the $7,000 was included in cost of sales.

We recorded a loss on disposal of capital assets of approximately $19,000 and $1,000 for the six months ended June 30, 2009 and June 30, 2008, respectively, related to disposals of obsolete equipment. These charges are included in selling, general and administrative expenses.

As of December 31, 2008, we capitalized $102,000 of costs incurred for the development of machinery and equipment and $16,000 of costs incurred for license fees for computer software. These costs were classified as construction in progress at December 31, 2008, as neither the machinery and equipment nor the software were in service at that date. During the three months ended June 30, 2009, we had additions to construction in progress of $15,000. As of June 30, 2009, the computer software was placed into service, as a result it is included in computer hardware and software, and is being depreciated over its estimated useful life.

Note 8 – Short Term Debt

In April 2009, we renewed our general insurance policies for the period April 2009 through March 2010 and financed 90% of these premiums through a third party. Accordingly, we recorded short term debt of $242,000, accrued interest of $7,000, and a prepaid asset of $249,000. The liability and accrued interest are payable in ten installments over the period April 2009 through January 2010. As of June 30, 2009 the remaining liability was $171,000 and accrued interest was $3,000.

Note 9 – Credit Facility

In December 2008, we entered into an amended credit agreement with JP Morgan Chase Bank, N.A. (the “amended agreement”) which replaced a $5,000,000 credit facility that was expiring. Under the amended agreement, we are entitled to borrow from the bank up to $5,000,000 in the aggregate at any one time outstanding, but limited to a borrowing base, in general, equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1,500,000. As of June 30, 2009, our borrowing base was $3,829,000. Loans under the amended agreement mature on December 31, 2010. We had no borrowings outstanding under the credit agreement as of June 30, 2009.

Outstanding loans under the amended agreement bear interest, at our option, either at (a) the bank's prime rate plus 2.75% per annum, provided that the prime rate shall not be less than an adjusted one-month London Interbank Offered Rate (“LIBOR”) (as defined in the amended agreement), or (b) under a formula based on LIBOR plus 4.5% per annum. We also pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

Our obligations under the amended agreement are collateralized, pursuant to a Continuing Security Agreement, by all of our accounts receivable and inventory, and are also guaranteed by one of our subsidiaries.

The amended agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The amended agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $35,300,000, a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses and losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0. As of June 30, 2009, we were in compliance with all financial covenants in the amended agreement.

Note 10 – Income Taxes

For the three and six months ended June 30, 2009 and 2008, our income tax provision consisted of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect for the full year. That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been expensed for financial statement purposes, state taxes and additionally, in 2009, an increase in the valuation allowance against deferred tax assets for our estimate of state net operating losses that will expire unutilized.

We do not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. There are no current tax examinations in progress. Accordingly, as of June 30, 2009, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

Note 11- Significant Customers

The following customers accounted for 10% or more of our consolidated net sales during at least one of the periods presented below:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Customer A	46%	27%	36	31%
Customer B	11%	14%	11	16%
Customer C	*	12%	*	*
Customer D	*	11%	17	*

___________________

* Amounts are less than 10%

As of June 30, 2009, two customers accounted for approximately 43% and 11% of accounts receivable, and as of December 31, 2008, three customers accounted for approximately 32%, 16% and 14% of accounts receivable.

Note 12 – Litigation

In February 2009, a lawsuit was filed in Puerto Rico by a former sales representative against us. The complaint alleges that we terminated our relationship with the former sales representative without just cause and is seeking $1,400,000 in damages, plus attorney’s fees and costs. We believe this case is without merit and we intend to defend this case vigorously.

In May 2009 and June 2009, two purported stockholders instituted separate lawsuits against Tii and each member of our Board of Directors in Suffolk County, New York and the State of Delaware arising from an unsolicited expression of interest to acquire all our outstanding shares of common stock for $1.00 per share. Both actions seek class action status, are similar and, in general, allege that our Board of Directors violated the fiduciary duties owed by them to us and our public shareholders in connection with the transaction contemplated in the expression of interest. These actions seek, in general, equitable relief compelling our Board to properly exercise its fiduciary duties to consider whether the transaction contemplated in the expression of interest or an alternate transaction maximizes shareholder value, plus attorneys’ fees, costs and expenses. We and our directors believe both of these actions are without merit and intend to defend these cases vigorously.

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

We sell our products through a network of sales channels, principally to telephone operating companies (“Telcos”), multi-system operators (“MSOs”) of communications services, including cable and satellite service providers, and original equipment manufacturers ("OEMs").

Results of Operations

The following table sets forth certain statement of operations information as a percentage of net sales for the periods indicated (except “Income tax provision,” which is stated as a percentage of “Income (loss) before income taxes”):

	Three months ended June 30,				Dollar increase (decrease)	Percent increase (decrease)
(dollars in thousands)	2009		2008
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$6,494	100.0%	$9,876	100.0%	$(3,382)	-34.2%
Cost of sales	4,252	65.5%	6,353	64.3%	(2,101)	-33.1%
Gross profit	2,242	34.5%	3,523	35.7%	(1,281)	-36.4%

Operating expenses:
Selling, general and administrative	1,765	27.2%	2,349	23.8%	(584)	-24.9%
Research and development	396	6.1%	501	5.1%	(105)	-21.0%
Total operating expenses	2,161	33.3%	2,850	28.9%	(689)	-24.2%

Operating income	81	1.2%	673	6.8%	(592)	-88.0%

Interest expense	(2)	0.0%	(4)	0.0%	(2)	-50.0%
Interest income	4	0.1%	9	0.1%	(5)	-55.6%

Income before income taxes	83	1.3%	678	6.9%	(595)	-87.8%
Income tax provision	36	43.4%	309	45.6%	(273)	-88.3%
Net income	$47	0.7%	$369	3.7%	$(322)	-87.3%

	Six months ended June 30,				Dollar increase (decrease)	Percent increase (decrease)
(dollars in thousands)	2009		2008
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$12,243	100.0%	$18,727	100.0%	$(6,484)	-34.6%
Cost of sales	7,874	64.3%	11,922	63.7%	(4,048)	-34.0%
Gross profit	4,369	35.7%	6,805	36.3%	(2,436)	-35.8%

Operating expenses:
Selling, general and administrative	3,649	29.8%	4,786	25.6%	(1,137)	-23.8%
Research and development	834	6.8%	1,123	6.0%	(289)	-25.7%
Total operating expenses	4,483	36.6%	5,909	31.6%	(1,426)	-24.1%

Operating (loss) income	(114)	-0.9%	896	4.8%	(1,010)	-112.7%

Interest expense	(2)	0.0%	(4)	0.0%	(2)	-50.0%
Interest income	6	0.0%	26	0.1%	(20)	-76.9%

(Loss) income before income taxes	(110)	-0.9%	918	4.9%	(1,028)	-112.0%
Income tax provision	75	-68.2%	399	43.5%	(324)	-81.2%
Net (loss) income	$(185)	-1.5%	$519	2.8%	$(704)	-135.6%

Net sales for the three months ended June 30, 2009 were $6,494,000 compared to $9,876,000 in the comparable prior year period, a decrease of $3,382,000 or 34.2%. Net sales for the six months ended June 30, 2009 were $12,243,000 compared to $18,727,000 in the comparable prior year period, a decrease of $6,484,000 or 34.6%. The decreases were due to the downturn in economic activity which has negatively impacted the markets for our products across all categories of products.

Gross profit for the three months ended June 30, 2009 was $2,242,000 compared to $3,523,000 in the prior year period, a decrease of $1,281,000 or 36.4%, while gross profit margin decreased to 34.5% from 35.7%. Gross profit for the six months ended June 30, 2009 was $4,369,000 compared to $6,805,000 in the prior year period, a decrease of $2,436,000 or 35.8%, while gross profit margin decreased to 35.7% from 36.3%. The decreases in gross profit margins for the periods was primarily due to product mix.

Selling, general and administrative expenses for the three months ended June 30, 2009 were $1,765,000 compared to $2,349,000 in the comparable prior year period, a decrease of $584,000 or 24.9%. The decrease in the three month 2009 period was primarily attributable to the following:

Salary and related benefits - decrease in headcount	$165,000
Professional and consulting fees	154,000
Sales commissions as a result of decreased sales	70,000
Travel and entertainment expenses	50,000
Advertising costs	42,000
Insurance costs	24,000
Utilities, maintenance and supplies expense	22,000
Other, net	57,000
$584,000

Selling, general and administrative expenses for the six months ended June 30, 2009 were $3,649,000 compared to $4,786,000 in the comparable prior year period, a decrease of $1,137,000 or 23.8%. The decrease in the six month 2009 period is primarily attributable to the following:

Salary and related benefits - decrease in headcount	$354,000
Professional and consulting fees	333,000
Sales commissions as a result of decreased sales	109,000
Travel and entertainment expenses	107,000
Advertising costs	89,000
Other, net	145,000
$1,137,000

Research and development expenses for the three months ended June 30, 2009 were $396,000 compared to $501,000 for the comparable prior year period, a decrease of $105,000 or 21.0%. Research and development expenses for the six months ended June 30, 2009 were $834,000 compared to $1,123,000 in the comparable prior year period, a decrease of $289,000 or 25.7%. These decreases are primarily attributable to lower spending on product development, in addition to decreases in salaries and related benefits from a reduction in headcount in 2008.

During the three months ended June 30, 2009 and 2008, we recorded a provision for income taxes of $36,000 and $309,000, respectively. During the six months ended June 30, 2009 and 2008, we recorded a provision for income taxes of $75,000 and $399,000, respectively. Our income tax provision for each period consists of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year. That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been recognized for financial statement purposes, state taxes and, additionally, in 2009, an increase in the valuation allowance against deferred tax assets for our estimate of state net operating losses that will expire unutilized.

Impact of Inflation

We do not believe our business is affected by inflation to a greater extent than the general economy. Our products contain a significant amount of plastic that is petroleum based. We import most of our products from contract manufacturers, principally in Malaysia and China, and fuel costs are, therefore, a significant component of transportation costs to obtain delivery of products. Accordingly, an increase in petroleum prices can potentially increase the cost of our products. Increased labor costs in the countries in which our contract manufacturers produce products for us and a continuing increase in the cost of precious metals could also increase the cost of our products. We monitor the impact of inflation and attempt to adjust prices where market conditions permit, except that we may not increase prices under our general supply agreement with Verizon Services Corp. Inflation did not have a significant effect on our operations during any of the reported periods.

Liquidity and Capital Resources

As of June 30, 2009, we had $20,070,000 of working capital, which included $10,780,000 of cash and cash equivalents, and our current ratio was 9.1 to 1.

The primary reason for the $2,808,000 of cash provided by operating activities in the six months of 2009 compared to the $360,000 cash used in operating activities in the six months of 2008 was a $1,336,000 reduction in inventories in the 2009 period compared to a $3,482,000 temporary build-up of inventories in the 2008 period to fulfill anticipated sales. This was partially offset by a loss of $185,000 in the 2009 six month period compared to a profit of $519,000 in the same 2008 period, and a $458,000 greater reduction in accounts payable and accrued liabilities in the 2009 period than in the 2008 period.

Investing activities in the first six months of 2009 used cash of $239,000, for capital expenditures, primarily for machinery and equipment used in the development of new products, compared to $428,000 used for this purpose in the similar 2008 period.

Financing activities in the first six months of 2009 used cash of $71,000 for repayments of insurance premiums financed with short term debt, while the exercise of stock options provided $100,000 of cash in the similar period of 2008.

In December 2008, we entered into an amended credit agreement with JP Morgan Chase Bank, N.A. (the “amended agreement”) which replaced a $5,000,000 credit facility that was expiring. Under the amended agreement, we are entitled to borrow from the bank up to $5,000,000 in the aggregate at any one time outstanding, but limited to a borrowing base, in general, equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1,500,000. As of June 30, 2009, our borrowing base was $3,829,000. Loans under the amended agreement mature on December 31, 2010. We had no borrowings outstanding under the credit agreement as of June 30, 2009.

We believe that existing cash, together with internally generated funds and the available line of credit, will be sufficient for our working capital requirements and capital expenditure needs for at least the next twelve months.

Seasonality

Our operations are subject to seasonal variations primarily due to the fact that our principal products, NIDs, are typically installed on the side of homes. During the hurricane season, sales may increase depending upon the severity and location of hurricanes and the number of NIDs that are damaged and need replacement. Conversely, during winter months when severe weather hinders or delays the Telco's installation and maintenance of their outside plant network, NID sales have been adversely affected until replacements can be installed (at which time sales increase).

Off Balance Sheet Financing

We have no off-balance sheet contractual arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments. A summary of our most critical accounting policies can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for year ended December 31, 2008. We regularly evaluate items which may impact our critical accounting estimates and judgments. During the six months ended June 30, 2009, we did not update our critical accounting policies.

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

Recently Issued Accounting Standards Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010. We do not expect the adoption of SFAS 16 to have any impact on our financial statements or results of operations.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supercede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to materially impact our financial statements or results of operations.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as "may," "should," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of several factors, including, but not limited to, those factors discussed below and elsewhere in this document. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report. Among those factors are:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes in interest rates. The interest payable under our credit facility, under which there were no borrowings outstanding as of June 30, 2009, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to our consolidated operating results, as we have not borrowed to any significant degree.

Our products contain a significant amount of plastic that is petroleum based. We import most of our products from contract manufacturers, principally in Malaysia and China. An increased cost of petroleum can potentially increase the cost of our products.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management, with the participation of our President and Principal Executive Officer and our Vice President-Finance and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 13, 2009, Seth Fishman, a purported stockholder of Tii, individually and on behalf of all others similarly situated, instituted an action in the Supreme Court of the State of New York, Suffolk County (the “Fishman Action”) and, on June 15, 2009, Vladimir Gusinsky, another purported stockholder of Tii, individually and on behalf of all others similarly situated, instituted an action in the Court of Chancery of the State of Delaware (the “Gusinsky Action”), against us and our directors. The two actions are similar and arise out of an unsolicited expression of interest we received on May 7, 2009 from Wilcom, Inc. to acquire all our outstanding shares of common stock for $1.00 per share. Each action seeks class action status and alleges, in general, that our directors were violating their fiduciary duties to us and our public stockholders by allegedly failing to adequately consider the transaction contemplated in the expression of interest, apprise themselves of the true value of Tii or the benefits associated with pursuing the transaction contemplated in the expression of interest or an alternate transaction and otherwise take steps to comply with their fiduciary duties. These actions seek, in general, equitable relief compelling our Board to properly exercise its fiduciary duties to consider whether the transaction contemplated in the expression of interest or an alternate transaction maximizes shareholder value and the respective plaintiffs’ attorneys’ fees, costs and expenses.

On July 6, 2009, we moved to dismiss the Fishman Action. On July 1, 2009, the plaintiff in the Gusinsky Action served discovery requests on us and our directors. No subsequent filings have been made in the Fishman Action or the Gusinsky Action. We and our directors believe both of these actions are without merit and intend to defend these actions vigorously.

On June 17, 2009, after interviewing several investment banking firms, we engaged Mooreland Partners LLC to assist our Board of Directors in considering various strategic and financial alternatives, including the expression of interest. On July 20, 2009, we announced that our Board of Directors had rejected the expression of interest. We have not received any further communication from Wilcom, Inc. since that time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2009, following our 2009 annual meeting of stockholders at which directors were elected, pursuant to a stockholder approved arrangement with respect to the payment of annual non-employee director fees, each of Mark T. Bradshaw, Lawrence M. Fodrowski, Susan Harman and Brian Kelley, non-employee directors of the Company, elected to receive 12,369 shares of our common stock having a fair market value of $11,750 at the date of issuance, and Charles H. House, a non-employee director and the non-executive Chairman of the Board, elected to receive 30,948 shares of our common stock having a fair market value of $29,400 at the date of issuance, in lieu of their annual non-employee director fees. The shares are subject to forfeiture in the event such non-employee director resigns or is removed for cause before the earliest of (a) May 15, 2010, (b) the next annual meeting of stockholders of the company at which directors are elected, (c) a “Change in Control” (as defined) of the Company or (d) such director’s death or disability and the director shall be entitled to delivery of such shares on the first to occur of the events in clauses (a)–(d) above provided the director has not resigned or been removed for cause prior thereto. Each of such non-employee directors represented, among other things, that he or she was acquiring these shares for his or her own account, for investment only, and not with a view toward their resale or distribution, and acknowledged that the shares purchased may not be resold unless subsequently registered under the Securities Act of 1933, as amended (the “Securities Act”), or unless an exemption from registration is available. The certificates evidencing the shares contain a legend to that effect. We believe that the issuance of the shares was exempt from the registration provisions of the Securities Act by virtue of the exemption afforded under Section 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

At our 2009 annual meeting of stockholders held on May 15, 2009, our stockholders:

a.	Elected the following to serve as Class III directors until our 2012 annual meeting of stockholders and until their respective successors are elected and qualified by the following votes:

	For	Withheld
Lawrence M. Fodrowski	11,489,568	374,900
Kenneth A. Paladino	11,545,152	319,316

b.	Approved a proposal to amend our Restated Certificate of Incorporation to change our name from “TII Network Technologies, Inc.” to “Tii Network Technologies, Inc.” by the following vote:

For	Against	Abstain
11,633,355	212,775	18,338

c.

Ratified the selection by our Board of Directors of Marcum LLP (formerly Marcum & Kliegman LLP) as our independent registered public accounting firm for our fiscal year ending December 31, 2009, by the following vote:

For	Against	Abstain
11,692,767	117,740	53,961

Item 6. Exhibits

10(a)	Description of Non-Employee Directors’ Annual Cash Fees Policy
31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tii NETWORK TECHNOLOGIES, INC.
Date: August 10, 2009	By: /s/ Jennifer E. Katsch Jennifer E. Katsch Vice President-Finance, Treasurer and Chief Financial Officer

Exhibit Index

10(a)	Description of Non-Employee Directors’ Annual Cash Fees Policy
31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.