Form 10-Q
period 2009-09-30
TII NETWORK TECHNOLOGIES, INC.
filed 2009-11-09
CIK 277928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes☐ No ☒

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 6, 2009 was 13,998,216.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,279	$8,282
Accounts receivable, net of allowance of $69 and $88 at
September 30, 2009 and December 31, 2008, respectively	2,125	3,906
Inventories, net	7,447	9,031
Deferred tax assets, net	611	697
Other current assets	439	175
Total current assets	22,901	22,091

Property, plant and equipment, net	8,248	8,877
Deferred tax assets, net	8,638	8,599
Other assets, net	184	154
Total assets	$39,971	$39,721

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,897	$2,090
Accrued liabilities	599	652
Total current liabilities and total liabilities	2,496	2,742

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, including 30,000 shares of series D junior participating at December 31, 2008;
no shares outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized;
14,015,853 shares issued and 13,998,216 shares outstanding as of
September 30, 2009, and 13,787,429 shares issued and 13,769,792 shares
outstanding as of December 31, 2008	140	138
Additional paid-in capital	42,837	42,262
Accumulated deficit	(5,221)	(5,140)
	37,756	37,260
Less: Treasury shares, at cost, 17,637 common shares
at September 30, 2009 and December 31, 2008	(281)	(281)
Total stockholders' equity	37,475	36,979

Total liabilities and stockholders' equity	$39,971	$39,721

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net sales	$7,460	$8,521	$19,703	$27,248
Cost of sales	5,237	5,648	13,110	17,569
Gross profit	2,223	2,873	6,593	9,679

Operating expenses:
Selling, general and administrative	1,767	2,067	5,417	6,854
Research and development	366	495	1,200	1,618
Total operating expenses	2,133	2,562	6,617	8,472

Operating income (loss)	90	311	(24)	1,207

Interest expense	(3)	(2)	(5)	(6)
Interest income	4	9	10	36

Income (loss) before income taxes	91	318	(19)	1,237

Income tax (benefit) provision	(13)	192	62	591

Net income (loss)	$104	$126	$(81)	$646

Net income (loss) per common share:
Basic and Diluted	$0.01	$0.01	$(0.01)	$0.05

Weighted average common shares outstanding:
Basic	13,595	13,560	13,577	13,533
Diluted	13,846	13,723	13,577	13,985

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance January 1, 2009	13,769,792	$138	$42,262	$(5,140)	$(281)	$36,979
Share-based compensation	-	-	577	-	-	577
Restricted shares issued	228,424	2	(2)	-	-	-
Net loss for the nine months
ended September 30, 2009	-	-	-	(81)	-	(81)
Balance September 30, 2009	13,998,216	$140	$42,837	$(5,221)	$(281)	$37,475

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	September 30, 2009	September 30, 2008
Cash Flows from Operating Activities
Net (loss) income	$(81)	$646
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	1,212	1,223
Share-based compensation	577	580
Deferred income taxes	47	521
Loss on write-offs and disposals of capital assets	19	1
Changes in operating assets and liabilities:
Accounts receivable	1,781	2,215
Inventories	1,584	(2,010)
Other assets	(89)	39
Accounts payable and accrued liabilities	(246)	(379)
Net cash provided by operating activities	4,804	2,836

Cash Flows Used in Investing Activities
Capital expenditures	(565)	(674)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	-	100
Repayment of short term debt	(242)	-
Net cash (used in) provided by financing activities	(242)	100

Net increase in cash and cash equivalents	3,997	2,262

Cash and cash equivalents, at beginning of period	8,282	3,261

Cash and cash equivalents, at end of period	$12,279	$5,523

Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable	$-	$13
Issuance of common stock	2	2
Insurance premiums financed with short term debt	242	-

Supplemental Cash Flow Information
Cash paid during the period for interest	$5	$6

Cash paid during the period for income taxes	$9	$139

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

Subsequent Events

Effective this quarter, the Company adopted Accounting Standards Codification (“ASC”) 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”). This standard establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this standard did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 9, 2009, the date the Company issued these financial statements. No recognized or non-recognized subsequent events were noted.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our more significant estimates include the valuation of accounts receivable, inventories and deferred income taxes and the fair value of share-based payments. Actual results could differ from such estimates.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Recently Adopted Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting

Standards Codification (“ASC”) or (“the Codification”) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification supercedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. SFAS 168, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The adoption of SFAS 168 did not materially impact our financial statements or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”), as codified in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. ASC 820 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. ASC 820 defines fair value based upon an exit price model. In February 2008, the FASB removed leasing transactions from the scope of ASC 820 and deferred the effective date of ASC 820 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It did not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, we adopted ASC 820, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which we adopted effective January 1, 2009. The adoption of ASC 820 did not impact our financial position or results of operations.

In November 2007, the FASB Emerging Issues Task Force (“EITF”) issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”), as codified in ASC 815, “Derivatives and Hedging” (“ASC 815”). As a result of ASC 815, freestanding warrants containing protective features, which provide for adjustments to the exercise or conversion price if the entity subsequently issues shares or other equity-related contracts to a new investor with more favorable pricing, will no longer be eligible to be recorded in equity. ASC 815 became effective for us on January 1, 2009. ASC 815 has not impacted us to date as we have no outstanding instruments that contain these protective features. We will assess the impact of ASC 815 if and when we issue instruments that contain these protective features.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”), as codified in ASC 805 “Business Combinations” (“ASC 805”). ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805 also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805 became effective for us on January 1, 2009. ASC 805 has not impacted us to date. We will assess the impact of ASC 805 if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”), as codified in ASC 810 “Consolidation” (“ASC 810”), which will require noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. ASC 810 became effective for us on January 1, 2009.  ASC 810 has not impacted us to date as there are no such controlling interests. We will assess the impact of ASC 810 if and when any noncontrolling interests should arise.

Recently Issued Accounting Standards Not Yet Adopted

In October 2009, the FASB published “FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements” (“Update 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. The amended guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates exceptions in FASB Interpretation No. 46(R) to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation No. 46(R). The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010. We do not expect the adoption of SFAS 167 to have any impact on our financial statements or results of operations.

Note 2 – Comprehensive income (loss)

We do not have any items of comprehensive income or loss. Accordingly, for all periods presented, comprehensive income (loss) equaled net income (loss).

Note 3 – Puerto Rico Facility Closing

In June 2007, our Board of Directors approved a plan to consolidate the operations of our Puerto Rico leased facility into our new headquarters in Edgewood, New York, resulting in the closure of the Puerto Rico facility. We did not incur any costs related to this plan during the nine months ended September 30, 2009. During the three and nine months ended September 30, 2008, we incurred no costs and $70,000 of costs, respectively, related to this plan. Cumulative costs incurred through December 31, 2008 to close the Puerto Rico facility were $1,146,000. All of these costs were included in cost of sales for the respective periods incurred.

Upon adoption of the provisions of ASC 410-20, “Accounting for Asset Retirement Obligations,” in 2005, we recorded an asset retirement obligation of $109,000 for the estimated cost to restore the then leased facility in Puerto Rico to its original condition at the end of the lease. Based upon an updated assessment of the final restoration costs, we recorded additional charges of $70,000 and settled liabilities of $109,000 during the nine months ended September 30, 2008. Restoration was completed in April 2008 and there were no liabilities related to this plan thereafter.

Note 4 – Share–Based Compensation

Share-based compensation is attributable to the granting of stock options and shares of restricted stock, and vesting of these options and shares of restricted stock over the remaining requisite service period. Expense attributable to share-based compensation during the three and nine months ended September 30, 2009 was $192,000 and $577,000, respectively. Expense attributable to share-based compensation during the three and nine months ended September 30, 2008 was $227,000 and $580,000, respectively.

During the nine months ended September 30, 2009, we granted options to purchase 130,000 shares of our common stock with a grant date fair value of $106,000 to six non-employee directors pursuant to our 2003 Non-Employee Director Stock Option Plan and we granted restricted stock awards covering 148,000 shares of our common stock with a grant date fair value of $87,000 to seven employees and one consultant pursuant to our 2008 Equity Compensation Plan. In addition, following our 2009 annual meeting of stockholders, pursuant to a stockholder approved arrangement with respect to the payment of annual non-employee director fees, four non-employee directors each elected to receive 12,369 shares of our common stock having a fair market value of $11,750 on date of issuance, and the non-executive Chairman of our Board elected to receive 30,948 shares of our common stock having a fair market value of $29,400 on date of issuance, in lieu of their annual non-employee director fees which would otherwise have been paid in cash. These non-employee director shares are subject to forfeiture for a period of up to one year in certain instances. We recorded total expense of $53,000 and $97,000 during the three and nine months ended September 30, 2009, respectively, for these awards.

Note 5 - Net income per common share

Basic earnings (loss) per share (“EPS”) is computed by dividing income (loss) available to common stockholders (which equals our net income (loss)) by the weighted average number of common shares outstanding during the applicable period, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. During the three months ended September 30, 2009, 175,000 restricted stock awards and outstanding options to purchase an aggregate of 2,138,550 shares of common stock were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. Due to the net loss for the nine months ended September 30, 2009, all potentially dilutive common stock equivalents for the period, consisting of 403,424 restricted stock awards and outstanding options to purchase an aggregate of 2,484,550 shares of common stock were excluded because their inclusion would have been anti-dilutive. During the three and nine months ended September 30, 2008, outstanding options to purchase an aggregate of approximately 2,581,250 and 2,330,167 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

The following table sets forth the amounts used in the computation of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator for basic and diluted EPS calculation:
Net income (loss)	$104,000	$126,000	$(81,000)	$646,000

Denominator for basic EPS calculation:
Weighted average shares outstanding - Basic	13,595,000	13,560,000	13,577,000	13,533,000

Denominator for diluted EPS calculation:
Weighted average shares outstanding - Basic	13,595,000	13,560,000	13,577,000	13,533,000
Effect of dilutive stock options	142,000	163,000	-	243,000
Effect of unvested restricted stock awards	109,000	-	-	209,000
	13,846,000	13,723,000	13,577,000	13,985,000

Basic EPS	$0.01	$0.01	$(0.01)	$0.05

Diluted EPS	$0.01	$0.01	$(0.01)	$0.05

Note 6 – Inventories

The following table sets forth the cost basis of each major class of inventory as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Raw material and subassemblies	$1,196,000	$1,459,000
Work in progress	209,000	-
Finished goods	6,042,000	7,572,000
	$7,447,000	$9,031,000

Inventories are net of a reserve of $737,000 and $977,000 at September 30, 2009 and December 31, 2008, respectively.

Note 7 – Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset. The following table sets forth the amounts of each major class of property, plant and equipment as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Land	$1,244,000	$1,244,000
Building and building improvements	4,307,000	4,303,000
Construction in progress	147,000	118,000
Machinery and equipment	7,775,000	7,865,000
Computer hardware and software	841,000	802,000
Office furniture, fixtures, equipment and other	730,000	764,000
	$15,044,000	$15,096,000
Less: accumulated depreciation and amortization	(6,796,000)	(6,219,000)
	$8,248,000	$8,877,000

Depreciation and amortization of plant and equipment was $371,000 and $1,175,000 for the three and nine months ended September 30, 2009, respectively, and $383,000 and $1,193,000 for the three and nine months ended September 30, 2008, respectively. These amounts included accelerated depreciation of $8,000 (in cost of sales) and $83,000 ($77,000 in cost of sales and $6,000 in research and development expenses) for the three and nine months ended September 30, 2009, respectively, and $9,000 (in cost of sales) and $16,000 (in cost of sales) for the three and nine months ended September 30, 2008, respectively, resulting from revisions to the estimate of the useful lives of certain machinery and equipment.

We recorded a loss on disposal of capital assets of $19,000 and $1,000 for the nine months ended September 30, 2009 and 2008, respectively, related to disposals of obsolete equipment. These charges are included in selling, general and administrative expenses.

As of December 31, 2008, we capitalized $102,000 of costs incurred for the development of machinery and equipment and $16,000 of costs incurred for license fees for computer software. These costs were classified as construction in progress at December 31, 2008, as neither the machinery and equipment nor the software were in service at that date. During the nine months ended September 30, 2009, we had additions to construction in progress of $45,000 for the development of machinery and equipment. As of September 30, 2009, the computer software was placed into service, it is included in computer hardware and software and is being depreciated over its estimated useful life.

Note 8 – Short Term Debt

In April 2009, we renewed our general insurance policies for the period April 2009 through March 2010 and financed 90% of these premiums through a third party. Accordingly, we recorded short term debt of $242,000, accrued interest of $7,000, and a prepaid asset of $249,000. As of September 30, 2009, the loan and all accrued interest was paid in full. Total interest paid on this loan was $1,000 and $5,000 for the three and nine months ended September 30, 2009, respectively.

Note 9 – Credit Facility

In December 2008, we entered into an amended credit agreement with JP Morgan Chase Bank, N.A. (the “amended agreement”) which replaced a $5,000,000 credit facility that was expiring. Under the amended agreement, we are entitled to borrow from the bank up to $5,000,000 in the aggregate at any one time outstanding, but limited to a borrowing base, in general, equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1,500,000. As of September 30, 2009, our borrowing base was $3,120,000. Loans under the amended agreement mature on December 31, 2010. We had no borrowings outstanding under the credit agreement as of September 30, 2009 or December 31, 2008.

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

The amended agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank’s consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The amended agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $35,300,000, a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses and losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0. As of September 30, 2009, we were in compliance with all financial covenants in this agreement.

Note 10 – Income Taxes

For the three and nine months ended September 30, 2009 and 2008, our income tax provision consisted of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect for the full year. That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been expensed for financial statement purposes, state taxes and additionally, in 2009, an increase in the valuation allowance against deferred tax assets for our estimate of state net operating losses that will likely expire unutilized.

We do not expect that our unrecognized tax benefits will significantly change within the next twelve months. We file a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. There are no current tax examinations in progress. Accordingly, as of September 30, 2009, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

Note 11- Significant Customers

The following customers accounted for 10% or more of our consolidated net sales during at least one of the periods presented below:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Customer A	38%	40%	37%	34%
Customer B	12%	16%	11%	16%
Customer D	10%	10%	15%	*
Customer E	*	11%	*	*

___________________

* Amounts are less than 10%

As of September 30, 2009, three customers accounted for approximately 23%, 15% and 13% of accounts receivable, and as of December 31, 2008, three customers accounted for approximately 32%, 16% and 14% of accounts receivable.

Note 12 – Litigation

In February 2009, a lawsuit was filed in Puerto Rico by a former sales representative against Tii. The complaint alleges that we terminated our relationship with the former sales representative without just cause and is seeking $1,400,000 in damages, plus attorney’s fees and costs. We believe this case is without merit and we intend to defend this case vigorously.

In May 2009 and June 2009, two purported stockholders instituted separate lawsuits against Tii and each member of our Board of Directors in Suffolk County, New York and the State of Delaware arising from an unsolicited expression of interest to acquire all our outstanding shares of common stock for $1.00 per share. We rejected this expression of interest as inadequate and not in the best interest of Tii or our stockholders on July 20, 2009. Both actions seek class action status, are similar and, in general, allege that our Board of Directors violated the fiduciary duties owed by them to us and our public shareholders in connection with the transaction contemplated in the expression of interest. These actions seek, in general, equitable relief compelling our Board to properly exercise its fiduciary duties to consider whether the transaction contemplated in the expression of interest or an alternate transaction maximizes shareholder value, plus attorneys’ fees, costs and expenses. No filings have been made in either action since July 6, 2009. We believe both of these actions are without merit and intend to defend these cases vigorously.

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

Results of Operations

The following table sets forth certain statement of operations information as a percentage of net sales for the periods indicated (except “Income tax (benefit) provision,” which is stated as a percentage of “Income (loss) before income taxes”):

	Three months ended September 30,
(dollars in thousands)	2009		2008
	Amount	% of Net sales	Amount	% of Net sales	Dollar increase (decrease)	Percent increase (decrease)
Net sales	$7,460	100.0%	$8,521	100.0%	$(1,061)	-12.5%
Cost of sales	5,237	70.2%	5,648	66.3%	(411)	-7.3%
Gross profit	2,223	29.8%	2,873	33.7%	(650)	-22.6%

Operating expenses:
Selling, general and administrative	1,767	23.7%	2,067	24.3%	(300)	-14.5%
Research and development	366	4.9%	495	5.8%	(129)	-26.1%
Total operating expenses	2,133	28.6%	2,562	30.1%	(429)	-16.7%

Operating income	90	1.2%	311	3.6%	(221)	-71.1%

Interest expense	(3)	0.0%	(2)	0.0%	1	50.0%
Interest income	4	0.1%	9	0.1%	(5)	-55.6%

Income before income taxes	91	1.2%	318	3.7%	(227)	-71.4%
Income tax (benefit) provision	(13)	-14.3%	192	60.4%	(205)	-106.8%
Net income	$104	1.4%	$126	1.5%	$(22)	-17.5%

	Nine months ended September 30,
(dollars in thousands)	2009		2008
	Amount	% of Net sales	Amount	% of Net sales	Dollar increase (decrease)	Percent increase (decrease)
Net sales	$19,703	100.0%	$27,248	100.0%	$(7,545)	-27.7%
Cost of sales	13,110	66.5%	17,569	64.5%	(4,459)	-25.4%
Gross profit	6,593	33.5%	9,679	35.5%	(3,086)	-31.9%

Operating expenses:
Selling, general and administrative	5,417	27.5%	6,854	25.2%	(1,437)	-21.0%
Research and development	1,200	6.1%	1,618	5.9%	(418)	-25.8%
Total operating expenses	6,617	33.6%	8,472	31.1%	(1,855)	-21.9%

Operating (loss) income	(24)	-0.1%	1,207	4.4%	(1,231)	-102.0%

Interest expense	(5)	0.0%	(6)	0.0%	1	-16.7%
Interest income	10	0.1%	36	0.1%	(26)	-72.2%

Income (loss) before income taxes	(19)	-0.1%	1,237	4.5%	(1,256)	-101.5%
Income tax provision	62	-326.3%	591	47.8%	(529)	-89.5%
Net (loss) income	$(81)	-0.4%	$646	2.4%	$(727)	-112.5%

Net sales for the three months ended September 30, 2009 were $7,460,000 compared to $8,521,000 in the comparable prior year period, a decrease of $1,061,000 or 12.5%. Net sales for the nine months ended September 30, 2009 were $19,703,000 compared to $27,248,000 in the comparable prior year period, a decrease of $7,545,000 or 27.7%. The decrease in the 2009 periods was primarily due to the economic downturn, which has negatively impacted sales of our connectivity and network interface device products, and the loss of landlines by the service providers which has negatively impacted sales of our network interface device products. Additionally, in the three months ended September 30, 2009, the decrease in sales was partially offset by an increase in sales of our broadband products into the growing broadband market and to new customers.

Gross profit for the three months ended September 30, 2009 was $2,223,000 compared to $2,873,000 in the prior year period, a decrease of $650,000 or 22.6%, while our gross profit margin decreased to 29.8% from 33.7%. Gross profit for the nine months ended September 30, 2009 was $6,593,000 compared to $9,679,000 in the prior year period, a decrease of $3,086,000 or 31.9%, while our gross profit margin decreased to 33.5% from 35.5%. The decrease in gross profit margin in the 2009 periods was primarily due to air freight and expediting costs incurred to satisfy an increase in demand for products with contracted delivery requirements. We had previously reduced the production of these products due to the sharp reduction in demand from our customers in the prior quarters as a result of the impact of the global recession.

Selling, general and administrative expenses for the three months ended September 30, 2009 were $1,767,000 compared to $2,067,000 in the comparable prior year period, a decrease of $300,000 or 14.5%. Selling, general and administrative expenses for the nine months ended September 30, 2009 were $5,417,000 compared to $6,854,000 in the comparable prior year period, a decrease of $1,437,000 or 21.0%. The decrease in the 2009 periods was primarily due to cost reduction measures implemented in 2008 and early 2009 (the largest being a decrease in salary and related benefits resulting from a decrease in headcount), a decrease in commission expense resulting from the decrease in sales and, in the 2009 nine month period, there was a decrease in professional and consulting fees.

Research and development expenses for the three months ended September 30, 2009 were $366,000 compared to $495,000 for the comparable prior year period, a decrease of $129,000 or 26.1%. Research and development expenses for the nine months ended September 30, 2009 were $1,200,000 compared to $1,618,000 in the comparable prior year period, a decrease of $418,000 or 25.8%. These decreases were primarily attributable to greater costs incurred in the 2008 periods for third-party testing fees not necessary in the 2009 periods. Additional savings resulted from lower salaries and related benefits from a reduction in headcount in 2008.

During the three months ended September 30, 2009, we recorded a benefit for income taxes of $13,000 as compared to a provision for income taxes of $192,000 in the comparable prior year period. During the nine months ended September 30, 2009 and 2008, we recorded a provision for income taxes of $62,000 and $591,000, respectively. Our income tax provision for each period consists of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year. That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been recognized for financial statement purposes, state taxes and, additionally, in 2009, an increase in the valuation allowance against deferred tax assets for our estimate of state net operating losses that will likely expire unutilized.

Impact of Inflation

We do not believe our business is affected by inflation to a greater extent than the general economy. Our products contain a significant amount of plastic that is petroleum based. We import most of our products from contract manufacturers, principally in Malaysia and China, and fuel costs are, therefore, a significant component of transportation costs to obtain delivery of products. Accordingly, an increase in petroleum prices can potentially increase the cost of our products. Increased labor costs in the countries in which our contract manufacturers produce products for us and a continuing increase in the cost of precious metals could also increase the cost of our products. We monitor the impact of inflation and attempt, where possible, to adjust prices where market conditions permit, except that we may not increase prices under our general supply agreement with Verizon Services Corp. Inflation did not have a significant effect on our operations during any of the reported periods.

Liquidity and Capital Resources

As of September 30, 2009, we had $20,405,000 of working capital, which included $12,279,000 of cash and cash equivalents, and our current ratio was 9.2 to 1.

The primary reason for the $4,804,000 of cash provided by operating activities in the nine months of 2009 compared to the $2,836,000 cash provided by operating activities in the nine months of 2008 was a $1,584,000 reduction in inventories in the 2009 period compared to a $2,010,000 temporary build-up of inventories in the 2008 period to fulfill anticipated sales. This increase was partially offset by a net loss of $81,000 in the 2009 nine month period compared to net income of $646,000 in the same 2008 period; a $474,000 decrease in the change in deferred income taxes to $47,000 in the nine months of 2009 from $521,000 in the comparable prior year period due to the decrease in pretax income in the 2009 period from the 2008 period; and a $434,000 decrease in the change in accounts receivable to $1,781,000 in the nine months of 2009 from $2,215,000 in the comparable year period due to a lower accounts receivable balance at January 1, 2009 ($3,906,000) than at January 1, 2008 ($6,994,000) resulting from the decrease in sales volume.

Investing activities in the first nine months of 2009 used cash of $565,000 for capital expenditures, primarily for machinery and equipment used in the development of new products, compared to $674,000 used for this purpose in the similar 2008 period.

Financing activities in the first nine months of 2009 used cash of $242,000 for repayments of insurance premiums financed with short term debt, while the exercise of stock options provided $100,000 of cash in the similar period of 2008.

In December 2008, we entered into an amended credit agreement with JP Morgan Chase Bank, N.A. (the “amended agreement”) which replaced a $5,000,000 credit facility that was expiring. Under the amended agreement, we are entitled to borrow from the bank up to $5,000,000 in the aggregate at any one time outstanding, but limited to a borrowing base, in general, equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1,500,000. As of September 30, 2009, our borrowing base was $3,120,000. Loans under the amended agreement mature on December 31, 2010. We had no borrowings outstanding under the credit agreement as of September 30, 2009.

We believe that our existing cash, together with internally generated funds and the available line of credit, will be sufficient for our working capital requirements and capital expenditure needs for at least the next twelve months.

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

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments. A summary of our most critical accounting policies can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for year ended December 31, 2008. We regularly evaluate items which may impact our critical accounting estimates and judgments. During the nine months ended September 30, 2009, we did not update our critical accounting policies.

Recently Adopted Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“ASC”) or (“the Codification”) to become the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification supercedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. SFAS 168, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The adoption of SFAS 168 did not materially impact our financial statements or results of operations.

Effective this quarter, the Company adopted ASC 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”). This standard establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this standard did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 9, 2009, the date the Company issued these financial statements. No recognized or non-recognized subsequent events were noted.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”), as codified in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. ASC 820 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. ASC 820 defines fair value based upon an exit price model. In February 2008, the FASB removed leasing transactions from the scope of ASC 820 and deferred the effective date of ASC 820 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It did not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, we adopted ASC 820, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which we adopted effective January 1, 2009. The adoption of ASC 820 did not impact our financial position or results of operations.

In November 2007, the FASB Emerging Issues Task Force (“EITF”) issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”), as codified in ASC 815, “Derivatives and Hedging” (“ASC 815”). As a result of ASC 815, freestanding warrants containing protective features, which provide for adjustments to the exercise or conversion price if the entity subsequently issues shares or other equity-related contracts to a new investor with more favorable pricing, will no longer be eligible to be recorded in equity. ASC 815 became effective for us on January 1, 2009. ASC 815 has not impacted us to date as we have no outstanding instruments that contain these protective features. We will assess the impact of ASC 815 if and when we issue instruments that contain these protective features.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”), as codified in ASC 805 “Business Combinations” (“ASC 805”). ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805 also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805 became effective for us on January 1, 2009. ASC 805 has not impacted us to date. We will assess the impact of ASC 805 if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”), as codified in ASC 810 “Consolidation” (“ASC 810”), which will require noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. ASC 810 became effective for us on January 1, 2009. ASC 810 has not impacted us to date as there are no such controlling interests. We will assess the impact of ASC 810 if and when any noncontrolling interests should arise.

Recently Issued Accounting Standards Not Yet Adopted

In October 2009 the FASB published “FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements” (“Update 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. The amended guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates exceptions in FASB Interpretation No. 46(R) to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation No. 46(R). The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010. We do not expect the adoption of SFAS 167 to have any impact on our financial statements or results of operations.

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

•

weather and similar conditions, including the effect of typhoons on our assembly facilities in the Pacific Rim which can disrupt product production, the effect of hurricanes in the United States which can increase the demand for our products and harsh winter conditions which can temporarily disrupt the installation of certain of our products by Telcos;

•	the ability to attract and retain technologically qualified personnel; and
•	the availability of financing on satisfactory terms.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes in interest rates. The interest payable under our credit facility, under which there were no borrowings outstanding during the nine months ended September 30, 2009, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to our consolidated operating results, as we have not borrowed to any significant degree.

Our products contain a significant amount of plastic that is petroleum based. We import most of our products from contract manufacturers, principally in Malaysia and China. An increase in the cost of petroleum can negatively impact the cost of our products.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management, with the participation of our President and Principal Executive Officer and our Vice President-Finance and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

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

TII NETWORK TECHNOLOGIES, INC.
Date: November 9, 2009	By: /s/ Jennifer E. Katsch Jennifer E. Katsch Vice President-Finance, Treasurer and Chief Financial Officer

Exhibit Index

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.