Form 10-K
period 2009-12-31
TII NETWORK TECHNOLOGIES, INC.
filed 2010-03-17
CIK 277928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington.  D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The aggregate market value of the voting stock and non-voting common equity of the registrant outstanding as of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, held by non-affiliates of the registrant was approximately $15.1 million.  While such market value excludes the market value of shares that may be deemed beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

The number of shares of the Common Stock of the registrant outstanding as of March 12, 2010 was 14,210,847.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Table of Contents

PART I		PAGE
Item 1	Business	5

Item 1A	Risk Factors	10

Item 1B	Unresolved Staff Comments	16

Item 2	Properties	16

Item 3	Legal Proceedings	16

Item 4	Removed and Reserved	16

PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17

Item 6	Selected Financial Data	17

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 7A	Quantitative and Qualitative Disclosures About Market Risks	26

Item 8	Financial Statements and Supplementary Data	27

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51

Item 9A(T)	Controls and Procedures	51

Item 9B	Other Information	51

PART III
Item 10	Directors, Executive Officers and Corporate Governance	*

Item 11	Executive Compensation	*

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*

Item 13	Certain Relationships and Related Transactions, and Director Independence	*

Item 14	Principal Accounting Fees and Services	*

PART IV
Item 15	Exhibits and Financial Statement Schedules	52

*
The information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K is incorporated herein by reference to the information called for by those items which will be contained in our Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to our 2010 Annual Meeting of Stockholders.  Notwithstanding the foregoing, information appearing in the section “Audit Committee Report” in our Proxy Statement shall not be deemed to be incorporated by reference in this Report.

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
•
potential changes in customers’ spending and purchasing policies and practices, which are effected by customers’ internal budgetary allotments that have been, and may continue to be, impacted by the current economic climate, particularly in the United States (see “Business – Marketing and Sales”);

•	pressures from customers to reduce pricing without achieving a commensurate reduction in costs (see “Business – Marketing and Sales” and “Business – Manufacturing”);
•
the ability to market and sell products to new markets beyond our principal copper-based telephone operating company (“Telco”) market (see “Business – Marketing and Sales”) which has been declining over the last several years, due principally to the impact of alternate technologies (see “Business – Competition”);

•
the ability to timely develop products and adapt our existing products to address technological changes, including changes in our principal market (see “Business – Products” and “Business – Product Development”);

•
exposure to increases in the cost of our products, including increases in the cost of our petroleum-based plastic products and precious metals (see “Business – Manufacturing” and “Business – Raw Materials”);

•	competition in our principal market and new markets into which we have been seeking to expand (see “Business – Competition”);
•	dependence on, and ability to retain, our “as-ordered” general supply agreements with our largest customer and our ability to win new contracts (see “Business – Marketing and Sales”);
•	dependence on third parties for certain product development (see “Business – Product Development”);
•
dependence for products and product components from Pacific Rim contract manufacturers, including on-time delivery that could be interrupted as a result of third party labor disputes, political factors or shipping disruptions, quality control and exposure to changes in costs and changes in the valuation of the Chinese Yuan (see “Business – Manufacturing”);

•
weather and similar conditions, including the effect of typhoons on our assembly facilities in the Pacific Rim which can disrupt production, the effect of hurricanes in the United States which can increase the demand for our products and the effect of harsh winter conditions in the United States which can temporarily disrupt the installation of certain of our products by Telcos (see “Business – Manufacturing” and “Business – Seasonality”);

•	the ability to attract and retain technologically qualified personnel (see “Business – Product Development”); and
•	the availability of financing on satisfactory terms (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

PART I

ITEM 1.                      BUSINESS

General

Tii Network Technologies, Inc. and subsidiaries (together, “Tii,” the “company,” “we,” “us” or “our”) design, manufacture and sell products to service providers in the communications industry for use in their networks.  We sell our products through a network of sales channels, principally to telephone operating companies (“Telcos”), multi-system operators (“MSOs”) of communications services, including cable and satellite service providers, and original equipment manufacturers (“OEMs”).  Our products are typically found in the Telcos Central Office, outdoors in the service providers’ distribution network, at the interface where the service providers’ network connects to the users’ network, and inside the users’ home or apartment, and are critical to the successful delivery of voice and broadband communication services.

In June 2007, we moved our headquarters from a leased facility in Copiague, New York to a building we purchased in Edgewood, New York.  In September 2007, we consolidated the operations of our Puerto Rico leased facility into our new headquarters, resulting in the closure of the Puerto Rico facility.

Products

Network Interface Devices (“NID”) and Accessories

Telco NIDs house the FCC mandated demarcation point between the public switched telephone network (PSTN) provider and the customer’s network.  A NID is typically a thermoplastic box located on the outside of a customer’s premise, housing primary surge protectors, customer demarcation, customer termination ports and various electronic circuits. It is ruggedized against the environment and has both Telco and customer access points.

Network Interface Devices:  Our family of 1, 2, 3, 6 and 12 line NIDs is designed to comply with rigorous industry environmental and electrical performance standards.  Our NIDs usually incorporate a variety of components including our overvoltage surge protectors, Digital Subscriber Line (“DSL”) service splitters for broadband delivery and customer bridge modules which facilitate customer access to the network. Our NIDs are used in single family and multi-dwelling unit (“MDU”) applications.

Accessories:  Tii designs and manufactures a broad range of products designed to operate in our NIDs, as well as our competitor’s NIDs. These products include station protectors, customer wiring modules to interconnect service to the home, DSL service splitters, Electro-Magnetic Interference (EMI) filters and line test modules, which enable remote testing of the integrity of the service providers’ lines, minimizing costly maintenance dispatches.

Broadband Products

Our broadband products facilitate the successful deployment of Triple Play services (voice, video and data) and are comprised of both active electronics and passive components. These products enable service providers to offer the most stable and highest bandwidth services safely to the user at the lowest deployment cost.

Digital Subscriber Line Technology:  Telcos have been utilizing their existing infrastructure of copper access wires to deliver broadband services with DSL technology.  We have developed an extensive line of DSL electronic products for this market, including a line of xDSL POTS (Plain Old Telephone Service) Splitters.  These splitters isolate the voice and data signals on a Telco line to provide separate outputs for phone and data services which enables DSL services. Modules are available in several NID configurations, as well as several indoor units.  Our products also allow DSL signals to coexist with door entry/intercom systems and monitored alarm systems.

Intelligent NID:  Our outdoor intelligent residential gateway OutriggerTM, now sometimes referred to as an “iNID,” facilitates the delivery of Triple-Play bundled services – digital telephone, television and Internet data by telephone or cable service providers.  Our current configuration accomplishes this by embedding the Home Phone Network Alliance (“HPNA”) technology for delivering Internet Protocol (“IP”) technologies to customers over a home’s existing cable TV (COAX) or telephone wiring, eliminating the need to run new dedicated CAT5 Ethernet cabling to provide Triple-Play services.  Our expertise in this area has enabled us to sell key component parts to companies delivering similar products.

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

Voice over Internet Protocol (“VoIP”) Products: These solutions provide Telco “NID – like” environmentally robust enclosures and advanced gel sealed wire termination products for connection of broadband delivered VoIP telephony service. An extensive range of connectivity solutions is offered for single family, MDU and commercial applications.

Switchable Voice NID (“SVN”) Products:  These solutions enable the efficient installation and connection of VoIP telephony to cable subscribers and include SVNs which remotely activate VoIP telephony.  Units are available for single family, multiple dwelling unit and commercial applications.

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

Fiber Optic Products

We provide various connectivity modules typically utilized inside Optic Network Terminals (“ONTs”) and active electronic devices to enable the fiber delivered telephone service to coexist with Gate Entry and Door Entry Intercom systems. We also sell enclosures used for fiber demarcation applications and a grounding and overvoltage protection device used in the deployment of ONTs to service providers which convert light pulses from a fiber optic line to electrical pulses.

Overvoltage Surge Protection

Surge protection products are used by major telecommunications providers at the Central Office, remote DSL pedestals and subscriber locations, protecting both personnel and network plant equipment, while increasing field service reliability and reducing maintenance costs.

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

Product Development

We focus our product development resources on products that providers of communication services need to more effectively deliver their services.  Our customers maintain highly complex networks, and many of the products we develop are the result of discussions we have with our customers.  An important aspect of our product development is that we also invest our resources to develop products in anticipation of the future network strategies of our customers.

Our research and development (“R&D”) strategy includes developing products internally, as well as with contract engineers, technology partners and contract manufacturers.  Our R&D engineers work closely with our contract manufacturers during the design and development phase of all products.

Our R&D department is skilled and experienced in various technical disciplines, including physics, electrical, mechanical and software design, with specialization in such fields as plastics, electronics, metallurgy and chemistry.  We also use contract engineers skilled in specific design tasks.  Our contract manufacturing partners are similarly skilled in these R&D fields, with engineering and manufacturing expertise to bring a product to market on time of the highest quality at a competitive price.

For the years ended December 31, 2009, 2008 and 2007, R&D expense was $1.6 million, $2.0 million and $2.2 million, respectively.  The largest portion of our development efforts is focused on new products for the growth segments of the Telco and MSO markets, primarily broadband deployment.

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

	Years ended December 31,
	2009	2008	2007
Customer A	34%	33%	29%
Customer B	11%	14%	13%
Customer C	*	*	15%
Customer D	14%	12%	*

*Less than 10%

Telco customers represented approximately 89%, 87% and 74% of our net sales for the years ended December 31, 2009, 2008 and 2007, respectively.

On July 8, 2005, we received a Product Purchase Agreement (the “Verizon Agreement”), which is a general supply agreement, from Verizon Services Corp. (“Verizon”) setting forth the terms under which we are to continue to provide product to Verizon until March 31, 2010.  In 2008, Verizon outsourced its purchasing, distribution and warehousing functions for certain of its products to certain third parties, one of which was Team Alliance Inc. (“Team Alliance”).  On May 15, 2009, we entered into a Product Purchase Agreement with Team Alliance (the “Team Alliance Agreement”), which effectively replaced our existing Verizon Agreement for a majority of the products covered under the Verizon Agreement.  The terms and conditions of the Team Alliance Agreement are essentially the same as those in the Verizon Agreement, and the end customer for these products is still Verizon.  The remaining products not transitioned to the Team Alliance Agreement are still covered under our Verizon Agreement, but are expected to be transitioned to a third party prior to March 31, 2010.  Prices, warranties, benefits, terms and conditions granted to Verizon under the Verizon Agreement and Team Alliance Agreement are fixed, but must be at least as favorable as those granted by Tii to other commercial customers under like or similar circumstances. The principal products being supplied under the terms of the Verizon Agreement and Team Alliance Agreement are NIDs for deployment by Verizon in its traditional copper transmission network.  The products incorporate our sealing technologies and other components, including overvoltage protection and DSL enabling electronics.

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

We are also pursuing international markets for our products.  International sales have been made primarily to Canada, in addition to countries in the Caribbean, South and Central America, the Pacific Rim and Europe.  Our international sales were approximately $5.1 million (19% of sales), $3.2 million (9% of sales) and $2.3 million (5% of sales) for the years ended December 31, 2009, 2008 and 2007, respectively. We require foreign sales to be paid for in U.S. currency.  International sales are affected by such factors as the North American Free Trade Agreement (“NAFTA”) and Central American Free Trade Agreement (“CAFTA”) requirements, exchange rates, changes in protective tariffs and foreign government import controls.  We believe international markets continue to offer additional opportunities for our products and we are actively pursuing these markets.

Manufacturing

In September 2007, we relocated our quick-response, low volume manufacturing operation from our leased facility in Puerto Rico to our new headquarters in Edgewood, New York.  All high volume production is outsourced and is produced by contract manufacturers within the Pacific Rim, principally China and Malaysia, utilizing, in most cases, our equipment and processes.  We depend on our contract manufacturers to produce the majority of our products for sale to our customers.

All product manufactured in Asia is approved by Tii prior to shipping out of country of origin using Acceptable Quality Level (“AQL”) sampling procedures and on site auditing by Tii quality personnel located in our China Quality Assurance laboratory. This laboratory holds the same TL9000 certificate as Tii and reports directly to our Quality Vice President. Our primary contract manufacturer is an independent U.S. based corporation with a wholly owned subsidiary located in China that is listed by Underwriters Laboratories (“UL”) and is TL9000 qualified and registered.  A second contract manufacturer, in Malaysia, produces most of our proprietary gas tubes.  In December 2009, we notified this contract manufacturer of our intent to terminate this agreement and, as such, our agreement will end December 20, 2010.  Over the next nine months we intend to transition the sourcing of these products to another Asian supplier.  There are strict non-disclosure agreements with each of these contract manufacturers.

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

Competition

We face significant competition across all of our markets and product lines.  Our principal competitors within the Telco market are Corning Cable Systems LLC, Tyco Electronics Corp, which is also our customer, and Bourns, Inc.  Our principal competition within the MSO market is Tyco Electronics Corp, Channell Commercial Corporation, Belkin Corporation and American Power Conversion Corp.

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

Employees

On March 12, 2010, we had approximately 44 full-time employees and two part-time employees.  We have not experienced any work stoppage as a result of labor difficulties and believe we have satisfactory employee relations.  We are not a party to any collective bargaining agreements.

Seasonality

Our operations are subject to seasonal variations, primarily due to the fact that our principal products, NIDs, are typically installed on the side of homes.  During the hurricane season, sales may increase based on the severity and location of hurricanes and the number of NIDs that are damaged and need replacement.  Conversely, during winter months when severe weather hinders or delays the Telco’s installation and maintenance of their outside plant network, NID sales have been adversely affected until replacements can be installed (at which time sales increase).

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

The deterioration in the global economic environment in 2008 and 2009 has resulted in reduced credit lending by banks, solvency concerns of major financial institutions and others, increases in unemployment levels and significant declines and volatility in the global financial markets.  The credit crisis is causing our customers to reduce inventories, which results in reduced purchases from suppliers such as us, and certain customers are more aggressively seeking pricing concessions than in the past.  These factors have also negatively impacted the level of consumer spending.  Certain of the products offered by our customers - service providers in the communications industry - are dependent on consumer spending which, in turn, impacts the demand of the service providers for our products.  These actions have impacted, and a continuance of these factors in the future could impact, our sales and profit margins.

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

In this regard, our major customer, Verizon, continues its strategy to deploy FTTP.  This multi-year program has resulted in a reduction of capital outlays for its traditional copper network and has, therefore, impacted our traditional protection based products since FTTP networks require less traditional protection than current copper networks.  Also, Verizon has taken actions to reduce its footprint by bundling telephone lines in certain territories and offering them for sale, and there is no guarantee that we will continue to provide products to the service provider that might buy these lines previously serviced by Verizon.

Though landlines, in general, continue to be dropped by customers as a result of the introduction and acceptance of new technologies, current economic conditions are accelerating this trend.  While we believe that the current embedded copper infrastructure will continue to play a significant role as a transmission medium for years to come, it is likely to continue to decline year to year.  Further, there can be no assurance that this trend will not accelerate.

New product introductions by us could be costly and there is no certainty that we will be able to successfully develop or market new products.

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

Our success will depend, in large measure, upon our ability to timely identify, develop and market new products at competitive prices, enhance our current product offerings and develop new products that address our customers’ and the marketplace’s needs for additional functionality and new technologies.  In this regard, we have been developing various VoIP products, new station electronic and other products for Telcos, MSOs and home networking products for consumers.  See Item 1, “Business – Products.”  The development of new products is subject to a variety of risks, including:

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

A relatively small number of customers account for most of our revenue.  Our principal customer, Verizon, accounted for 34%, 33% and 29% of our revenue in 2009, 2008 and 2007, respectively.  Another customer accounted for 11%, 14% and 13% of our revenues, respectively, during those years.  One other customer accounted for 14% and 12% of our revenue in 2009 and 2008, respectively.  Other customers have, from time to time, accounted for more than 10% of our revenues in a year.  See Item 1, “Business – Marketing and Sales.”  We expect that, at least in the near term, we will continue to rely on our success in selling our existing and future products to these customers in significant quantities.  There can be no assurance that we will be able to retain our largest customers or that we will be able to obtain additional customers or replace key customers we may lose or who may reduce their purchases from us.  The loss of one or more of these customers, or a substantial diminution in orders received from these customers, would have a material adverse effect on us.

Our contracts with Verizon and Team Alliance are general supply contracts and, as such, they are not required to purchase any specific product from us, and our contracts also contain other terms favorable to Verizon and Team Alliance that could adversely impact our future results of operations.

In July 2005, we received a general supply agreement from Verizon, setting forth the terms under which we are to continue to provide product to Verizon, including additional approved products and an expanded territory, until March 31, 2010.  In 2008, Verizon outsourced its purchasing, distribution and warehousing functions to Team Alliance and on May 15, 2009, we entered into a Product Purchase Agreement with Team Alliance, which effectively replaced our existing Verizon Agreement for a majority of the products covered under the Verizon Agreement.  The terms and conditions of the Team Alliance Agreement are essentially the same as those in the Verizon Agreement, and the end customer for these products is still Verizon.  The remaining products not transitioned to the Team Alliance Agreement are still covered under our Verizon Agreement, but are expected to be transitioned to a third party prior to March 31, 2010.  General supply agreements do not require Telcos to purchase specific quantities of product and can be terminated without cause by either party, or extended by mutual written agreement.  Prices, warranties, benefits, terms and conditions granted to Verizon under the Verizon and the Team Alliance agreements are fixed, but must be at least as favorable as those granted by us to other commercial customers under like or similar circumstances.  The loss of Verizon as the ultimate purchaser of our products, or a substantial decrease in the orders received from Verizon, could have a material adverse effect on us.

Our key customers typically have the ability to cancel or modify their commitments to us.

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

Currently we depend on offshore contract manufacturers, principally in China and Malaysia, for the timely delivery of high quality product.  We are in the process of transitioning our sourcing of products from our Malaysia contract manufacturer to one in China.  As a result, we are subject to risks of doing business outside the United States, including:

•	potential delays and added delivery expenses in meeting rapid delivery schedules;
•	potential U.S. government sanctions, such as embargoes and restrictions on importation;
•	potential currency fluctuations;
•	potential labor unrest and political instability;
•	potential restrictions on the transfer of funds;
•	U.S. customs and tariffs; and
•	weather, such as typhoons, that could disrupt the delivery of product from our Pacific Rim contract manufacturers.

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

Our credit facility imposes restrictions on certain aspects of our business and our ability to obtain additional financing which may affect our ability to grow.

We currently have a credit facility in the amount of $5.0 million.  The revolving credit facility is limited by a borrowing base, in general, equal to 80% of eligible accounts receivable, plus the lesser of 30% of eligible inventory, after certain reserves, or $1.5 million. At December 31, 2009, our borrowing base was $4.2 million.  The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank’s consent. These include, among other things, covenants that prohibit the payment of dividends and limit our ability to repurchase our stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business.

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

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our employees. Accounting literature requires us to measure compensation costs for all stock-based compensation, including stock options and restricted stock awards, at fair value and to recognize these costs as expenses in our statements of income.  Although not a cash expense, the recognition of these expenses in our statements of income has had, and is expected to continue to have, a negative effect on our reported earnings and earnings per share, which could negatively impact our future stock price.  In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

The costs that we incur and management time we expend as a result of being a public company could increase significantly in the future.

We incur significant legal, accounting, administrative and other costs and expenses as a public company. We are required to comply with rules and regulations promulgated by the SEC and NASDAQ. Compliance with these rules and regulations causes us to incur legal, audit and financial compliance costs, and diverts management’s attention from operations and strategic opportunities. In 2007, we incurred significant initial costs in evaluating and reporting on our internal control over financial reporting as required by Section 404(a) of the Sarbanes-Oxley Act of 2002 (“SOX”) and related rules and regulations of the SEC and standards of the Public Company Accounting Oversight Board (PCAOB). We will incur additional costs when our independent registered public accounting firm is required, under Section 404(b) of SOX, to audit the effectiveness of our internal controls over financial reporting for the year ending December 31, 2010 and annually thereafter.  However, this Section 404(b) requirement is subject to change.  We have provided our report on internal control over financial reporting with this filing Report. The process of assessing and testing our internal controls and complying with Section 404 is ongoing and has been, and will continue to be, expensive and time consuming, and it requires significant management attention.

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

The market price of our common stock has been at times, and may in the future be, subject to wide fluctuations.  See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” Factors that may adversely affect the market price of our common stock include, among other things:

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

Although we are currently in compliance with the NASDAQ Capital Market continuing listing requirements, we cannot assure you that our common stock will continue to be quoted on NASDAQ.  A listed issuer is not in compliance with NASDAQ Stock Market’s minimum closing bid price requirement for continued listing on its Capital Market if it fails to achieve at least a $1.00 closing bid price for a period of 30 consecutive business days.  Once out of compliance, listed issuers are provided one automatic 180-day period to regain compliance.  Thereafter, issuers, such as the company, that are listed on the NASDAQ Capital Market can receive an additional 180-day remedial period if they are in compliance with all NASDAQ Capital Market initial listing requirements (except the minimum bid price requirement).  The price range of our common stock on the NASDAQ Capital Market since January 1, 2008 is indicated under Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”  If we fail to maintain a NASDAQ listing by reason of the price of our common stock or other listing maintenance requirements, our common stock will likely be traded on the NASDAQ OTC Bulletin Board or under the quotation system maintained by Pink Sheets, LLC.  In such event, the market value of our common stock could decline and security holders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  PROPERTIES

We own an approximately 25,000 square foot building located in Edgewood, New York which houses our principal research and development activities, sales and marketing and administrative and executive offices.  We moved into this facility in June 2007.  We lease an approximately 1,100 square foot quality assurance laboratory in Dongguan, China under a lease that expires March 9, 2011.

ITEM 3.                  LEGAL PROCEEDINGS

In November 2009 and February 2010, the respective Courts dismissed separate lawsuits against Tii and each member of our Board of Directors by Seth Fishman, a purported stockholder of Tii, individually and on behalf of all others similarly situated, in the Supreme Court of the State of New York, Suffolk County instituted on May 13, 2009 and by Vladimir Gusinsky, another purported stockholder of Tii, individually and on behalf of all others similarly situated, in the Court of Chancery of the State of Delaware instituted on June 15, 2009.  The two actions were similar and arose out of an unsolicited expression of interest to acquire all our outstanding shares of common stock for $1.00 per share.  We rejected this expression of interest as inadequate and not in the best interest of Tii or our stockholders on July 20, 2009.  Both actions sought class action status, were similar and, in general, alleged that our Board of Directors violated the fiduciary duties owed by them to us and our public shareholders in connection with the transaction contemplated in the expression of interest.  These actions sought, in general, equitable relief compelling our Board to properly exercise its fiduciary duty to consider whether the transaction contemplated in the expression of interest or an alternate transaction maximizes shareholder value, plus attorneys’ fees, costs and expenses.

ITEM 4.                  (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Capital Market under the symbol “TIII.”  The following table sets forth, for each calendar quarter since January 1, 2008, the high and low sales prices of our common stock on that market:

	High	Low
Year ended December 31, 2009
First Quarter	$0.76	$0.49
Second Quarter	1.15	0.53
Third Quarter	1.38	0.95
Fourth Quarter	1.30	0.99

Year ended December 31, 2008
First Quarter	$1.90	$1.21
Second Quarter	2.16	1.45
Third Quarter	1.61	1.03
Fourth Quarter	1.12	0.56

On March 12, 2010, we had approximately 266 holders of record of our common stock.

To date, we have paid no cash dividends.  For the foreseeable future, we intend to retain all earnings generated from operations for use in our business.  Additionally, our bank credit agreement prohibits the payment of cash dividends.

During 2009, we did not sell any securities that were not registered under the Securities Act of 1933, as amended, and did not purchase any shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 8 “Financial Statements and Supplementary Data” and notes thereto included elsewhere in this Report.  Historical operating results are not necessarily indicative of results that may occur in future periods.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Forward-Looking Statements” preceding Item 1, in Item 1A, “Risk Factors” and elsewhere in this Report.  We undertake no obligation to update any forward-looking statement to reflect future events.

Overview

Business

We design, manufacture and sell products to service providers in the communications industry for use in their networks.  We sell our products through a network of sales channels, principally to telephone operating companies (“Telcos”), multi-system operators (“MSOs”) of communications services, including cable and satellite service providers, and original equipment manufacturers (“OEMs”). Our products are typically found in the Telco Central Office, outdoors in the service providers’ distribution network, at the interface where the service providers’ network connects to the users’ network, and inside the users’ home or apartment, and are critical to the successful delivery of voice and broadband communication services.

Results of Operations

The following tables set forth certain operating information in thousands of dollars and as a percentage of net sales for the periods indicated (except “Income tax provision (benefit),” which is stated as a percentage of “Income before income taxes”), as well as the dollar increase or decrease between periods and the percentage of the dollar increase or decrease:

	Years ended December 31,
	2009		2008
	Amount	% of Net sales (except as noted above)	Amount	% of Net sales (except as noted above)	Dollar increase (decrease)	% increase (decrease)
Net sales	$27,437	100.0%	$35,190	100.0%	$(7,753)	-22.0%
Cost of sales	18,193	66.3%	23,152	65.8%	(4,959)	-21.4%
Gross profit	9,244	33.7%	12,038	34.2%	(2,794)	-23.2%

Operating expenses:
Selling, general and administrative	7,157	26.1%	8,636	24.5%	(1,479)	-17.1%
Research and development	1,590	5.8%	2,040	5.8%	(450)	-22.1%
Total operating expenses	8,747	31.9%	10,676	30.3%	(1,929)	-18.1%

Operating income	497	1.8%	1,362	3.9%	(865)	-63.5%

Interest expense	(5)	0.0%	(8)	0.0%	(3)	-37.5%
Interest income	15	0.1%	39	0.1%	(24)	-61.5%
Other expense	-	0.0%	(5)	0.0%	(5)	-100.0%

Income before income taxes	507	1.8%	1,388	3.9%	(881)	-63.5%
Income tax provision	434	85.6%	810	58.4%	(376)	-46.4%
Net income	$73	0.3%	$578	1.6%	$(505)	-87.4%

	Years ended December 31,
	2008		2007
	Amount	% of Net sales (except as noted above)	Amount	% of Net sales (except as noted above)	Dollar increase (decrease)	% increase (decrease)
Net sales	$35,190	100.0%	$46,846	100.0%	$(11,656)	-24.9%
Cost of sales	23,152	65.8%	32,213	68.8%	(9,061)	-28.1%
Gross profit	12,038	34.2%	14,633	31.2%	(2,595)	-17.7%

Operating expenses:
Selling, general and administrative	8,636	24.5%	10,917	23.3%	(2,281)	-20.9%
Research and development	2,040	5.8%	2,214	4.7%	(174)	-7.9%
Total operating expenses	10,676	30.3%	13,131	28.0%	(2,455)	-18.7%

Operating income	1,362	3.9%	1,502	3.2%	(140)	-9.3%

Interest expense	(8)	0.0%	(12)	0.0%	(4)	-33.3%
Interest income	39	0.1%	172	0.4%	(133)	-77.3%
Other (expense) income	(5)	0.0%	9	0.0%	(14)	-155.6%

Income before income taxes	1,388	3.9%	1,671	3.6%	(283)	-16.9%
Income tax provision (benefit)	810	58.4%	(4,769)	-285.4%	5,579	117.0%
Net income	$578	1.6%	$6,440	13.7%	$(5,862)	-91.0%

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Net sales in 2009 were $27.4 million compared to $35.2 million in 2008, a decrease of $7.8 million or 22.0% primarily due to the continued economic downturn, which negatively impacted sales of our connectivity and network interface device products, and the loss of landlines by the service providers which has negatively impacted sales of our network interface device products.  The decrease in sales was partially offset by an increase in sales of our broadband products into the growing broadband market and to new customers.

Gross profit in 2009 was $9.2 million compared to $12.0 million in 2008, a decrease of approximately $2.8 million or 23.2%, primarily resulting from the decrease in sales, and the gross profit margin decreased from 34.2% in 2008 to 33.7% in 2009.  The decrease in gross profit margin was attributable to an increase in air freight and expediting costs incurred, primarily in the third quarter of 2009, to satisfy an increase in demand for products with contracted delivery requirements.  We had previously reduced the production of these products due to the sharp reduction in demand from our customers as a result of the impact of the global recession.  The decrease in gross profit margin was also attributable to fixed costs, such as depreciation and warehousing costs, on a lower sales volume.  The decrease in gross profit margin was partially offset by an improvement in gross profit margin as a result of improved product mix.

Selling, general and administrative expenses in 2009 decreased $1.5 million or 17.1% to $7.2 million from $8.6 million in 2008.  The decrease over the prior year was primarily due to cost reduction measures implemented in 2008 and early 2009, the largest being a decrease in salary and related benefits resulting from a decrease in headcount; a decrease in commission expense resulting from the decrease in sales; and a decrease in professional and consulting fees.

Research and development expense was $1.6 million in 2009 compared to $2.0 million in 2008, a decrease of $450,000 or 22.1%.  This decrease is primarily attributable to greater costs incurred in 2008 for third-party testing fees not needed in 2009.  Additional savings resulted from lower salaries and related benefits from a reduction in headcount in 2008.

Interest income was $15,000 in 2009 compared to $39,000 in 2008, a decrease of approximately $24,000, or 61.5%, which was primarily attributable to the decline in interest rates in late 2008.

We recorded a provision for income taxes of $434,000 in 2009 compared to $810,000 in 2008.  The provision in 2009 was 85.6% of our pre-tax income for financial reporting purposes.  This rate exceeded the 34.0% U.S. Federal statutory rate primarily due to certain share-based compensation expense recorded for financial reporting purposes that was not deductible for income tax purposes and the effect of state and local income taxes, each of which increased our effective tax rate for financial reporting purposes.  The provision in 2008 was 58.4% of our pre-tax income for financial reporting purposes.  This rate exceeded the 34.0% U.S. Federal statutory rate primarily due to state and local income taxes, which increased our effective tax rate for financial reporting purposes, and certain share-based compensation expense recorded for financial reporting purposes that was not deductible for income tax purposes, which increased our effective tax rate.  Neither the provision for taxes in 2009 nor the provision in 2008 represents the actual cash tax payable by us in the ensuing year. Actual U.S. Federal income taxes owed in 2009 and 2008 was $26,000 and $42,000, respectively, due to our utilization of net operating loss carryforwards.

As of December 31, 2009, we had available Federal net operating loss carryforwards of approximately $23.5 million and tax credits of approximately $291,000 to offset taxable income in the future.  We also have $144,000 in tax credits for which we have provided a full valuation allowance as we believe these credits will expire unutilized.

Net income in 2009 was $73,000 or $0.01 per diluted share, compared to net income of $578,000 or $0.04 per diluted share in 2008. Net income amounts include income tax expense of $434,000 ($0.03 per diluted share) in 2009 and $810,000 ($0.06 per diluted share) in 2008.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Net sales in 2008 were $35.2 million compared to $46.8 million in 2007, a decrease of $11.7 million or 24.9% due to the sharp downturn in economic activity which negatively impacted the markets for the Company’s products and, during the fourth quarter of 2008, the absence of, and during the year ended December 31, 2008 lower sales of, the Company’s HomePlug® products.

Gross profit in 2008 was $12.0 million compared to $14.6 million in 2007, a decrease of approximately $2.6 million or 17.7% resulting from a decrease in sales, while the gross profit margin improved from 31.2% in 2007 to 34.2% in 2008.  The improvement in gross profit margin was primarily attributable to (i) cost savings of $1.1 million related to the closing of our Puerto Rico facility, and its consolidation into our facility in Edgewood, New York,  recorded during 2007 (consisting of severance charges of $489,000, accelerated depreciation of $245,000 and other closing expenses of $342,000), which is included in cost of sales in 2007, and (ii) improved product mix due to a reduction in sales of certain lower margin home networking products.

Selling, general and administrative expenses in 2008 decreased $2.3 million or 20.9% to $8.6 million from $10.9 million in 2007.  The decrease over the prior year was primarily due to:

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

•
a decrease in share-based compensation expense of $280,000 as a result of stock options becoming fully vested during 2007 and the beginning of 2008, thereby completing the period during which the share-based compensation expense was recorded for these options, and the reversal of expense recognized for options forfeited by an executive; and

•	the absence of rent expense of $104,000 due to the fact that we no longer lease space as a result of the move to our new corporate headquarters which we purchased in June 2007.

Research and development expense was $2.0 million in 2008 compared to $2.2 million in 2007, a decrease of $174,000 or 7.9%.  This decrease was attributable to a decrease in salary and related employee benefits of $85,000 as a result of a decrease in headcount in 2008 and a decrease in consulting expenses of $107,000, partially offset by an increase in share-based compensation expense of $15,000 as a result of stock options granted in 2008.

Interest expense was $8,000 in 2008 compared to $12,000 in 2007, a decrease of approximately $4,000 or 33.3%.  The decrease is primarily the result of the absence of interest on financed insurance premiums primarily covering our facility in Puerto Rico, which we closed in 2007.

Interest income was $39,000 in 2008 compared to $172,000 in 2007, a decrease of approximately $133,000 or 77.3%, which was primarily attributable to lower average cash balances on hand during the first half of 2008 and a decline in interest rates in late 2008.

We recorded a provision for income taxes of $810,000 in 2008 compared to a tax benefit of $4.8 million in 2007.  The provision in 2008 was 58.4% of our pre-tax income for financial reporting purposes.  This rate exceeded the 34.0% U.S. Federal statutory rate, primarily due to certain share-based compensation expense recorded for financial reporting purposes that was not deductible for income tax purposes and the effect of state and local income taxes, including an increase in the combined state tax rate, each of which increased our effective tax rate for financial reporting purposes.  The benefit in 2007 resulted primarily from a $5.7 million reduction in our deferred tax asset valuation allowance during 2007, net of Federal and state taxes provided on pretax income.  This reduction in the valuation allowance was based on our projections for taxable income, considering, among other things, historical results of operations and our experience in projecting the timing and extent of taxable income in the future. As a result, our effective tax rate for financial reporting purposes in 2007 was a negative 285.4%, despite having pre-tax income.  Neither the provision for taxes in 2008 nor the tax benefit in 2007 represents the actual cash tax payable or cash tax benefit receivable by us in the ensuing year.

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

Impact of Inflation

We do not believe our business is affected by inflation to a greater extent than the general economy.  Our products contain a significant amount of plastic that is petroleum based. We import most of our products from contract manufacturers, principally in Malaysia and China, and fuel costs are, therefore, a significant component of transportation costs to obtain delivery of products.  Accordingly, an increase in petroleum prices can potentially increase the cost of our products.  Increased labor costs in the countries in which our contract manufacturers produce products for us and a continuing increase in the cost of precious metals could also increase the cost of our products. We monitor the impact of inflation and attempt to adjust prices where market conditions permit, except that we may not increase prices under our general supply agreement for Verizon.  Inflation has not had a significant effect on our operations during any of the reported periods.

Liquidity and Capital Resources

As of December 31, 2009, we had $21.9 million of working capital, which included $5.1 million of cash and cash equivalents and a one-year $7.0 million certificate of deposit, and our current ratio was 8.0 to 1 compared to working capital of $19.3 million, which included cash and cash equivalents of $8.3 million, and a current ratio of 8.1 to 1 at December 31, 2008.

In 2009, operating activities provided cash of $4.8 million primarily from net income of $73,000 plus non-cash expenses for (i) depreciation and amortization expense of $1.6 million, (ii) net loss on disposal of capital assets of $19,000, (iii) non-cash share based compensation of $802,000, and (iv) deferred income taxes of $414,000; an increase in accounts payable and accrued liabilities of $375,000, and decreases in other assets, accounts receivable and inventory of $110,000, $438,000 and $987,000, respectively.

Investing activities in 2009 used cash of $7.7 million primarily as a result of the use of $7.0 million to purchase a one-year bank certificate of deposit which will mature on November 12, 2010.  The remaining $738,000 was used for capital expenditures, primarily for machinery, equipment, tools, molds and dies used to manufacture products compared to $780,000 in 2008.

Financing activities used cash of $251,000 in 2009 primarily for the repayment of insurance premiums financed compared to cash provided of $100,000 in 2008 as a result of the exercise of stock options.

We believe that our existing cash and certificate of deposit, coupled with internally generated funds and our available credit facility, will be sufficient for our working capital requirements and capital expenditure needs for at least the next twelve months.

In December 2008, we entered into an amended credit agreement with JP Morgan Chase Bank, N.A. which replaced a $5.0 million credit facility that was expiring.  Under the amended credit agreement, we are entitled to borrow from the bank up to $5.0 million in the aggregate at any one time outstanding, but limited to a borrowing base, in general, equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1.5 million. At December 31, 2009, our borrowing base was $4.2 million. Loans under the credit agreement mature on December 31, 2010.  We had no borrowings outstanding under the credit agreement during 2009 or 2008.

Outstanding loans under the credit agreement bear interest, at our option, at either (a) the bank’s prime rate plus 2.75% per annum, provided that the prime rate factor shall not be less than an adjusted one-month LIBOR rate (as defined in the amended credit agreement), or (b) under a formula based on LIBOR plus 4.5% per annum. We also pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

Our obligations under the credit agreement are collateralized by all of our accounts receivable and inventory, and are guaranteed by one of our subsidiaries.

The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank’s consent. These include, among other things, covenants that prohibit the payment of dividends and limit our ability to repurchase our stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The credit agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $35.3 million, a ratio of net income before interest expense and taxes for the 12-month period ending with that fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with that fiscal quarter of not greater than 2.5 to 1.0.  As of December 31, 2009, we were in compliance with all covenants in the credit agreement.

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

Accounts receivable are presented net of allowances for doubtful accounts and sales returns based upon facts and circumstances and management’s estimate of expected trends.

Consistent with the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as codified in FASB ASC 740, “Income Taxes” (“ASC 740”), we regularly estimate our ability to recover deferred tax assets and report these assets at the amount that is determined to be “more-likely-than-not” recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies.  In the event that evidence becomes available in the future to indicate that the valuation of our deferred tax assets should be adjusted (for example, significant changes in our projections for future taxable income), our estimate of the recoverability of deferred taxes may change, resulting in an associated adjustment to earnings in that period.

In accordance with the requirements of ASC 718, “Compensation – Stock Compensation” (“ASC 718”), we record the fair value of share-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and expected term assumptions require a greater level of judgment. We estimate expected stock-price volatility based primarily on historical volatility of the underlying stock using daily price observations over a period equal to the expected term of the option, but also consider whether other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected volatility. With regard to our estimate of expected term, we use historical share option exercise experience, along with the vesting term and original contractual term of options granted.

Recently Adopted Accounting Pronouncements

In December 2007, the Securities Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of so-called “plain vanilla” stock options accounted for under ASC 718 beyond December 31, 2007.  Companies can use the simplified method if they conclude that their stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. We have concluded that our stock option exercise experience provides a reasonable basis upon which to estimate expected term; therefore we have refined our method to calculate estimates of the expected term of stock options.  The adoption of ASC 718 did not have a material impact on our financial position or results of operations.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“ASC”) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification supercedes all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative.  SFAS 168, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The adoption of SFAS 168 did not materially impact our financial statements or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”), as codified in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. ASC 820 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. ASC 820 defines fair value based upon an exit price model. In February 2008, the FASB removed leasing transactions from the scope of ASC 820 and deferred the effective date of ASC 820 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It did not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, we adopted ASC 820, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which we adopted effective January 1, 2009. The adoption of ASC 820 did not impact our financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, as codified in ASC 805, “Business Combinations” (“ASC 805”).  ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  ASC 805 also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  ASC 805 became effective for us on January 1, 2009. ASC 805 has not impacted us to date.  We will apply the provisions of ASC 805 if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”), as codified in ASC 810, “Consolidation” (“ASC 810”), which will require noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  ASC 810 became effective for us on January 1, 2009.  ASC 810 has not impacted us to date as there are no such controlling interests.  We will apply the provisions of ASC 810 if and when any noncontrolling interests should arise.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risks, including changes in interest rates.  The interest payable under our credit facility, under which there were no borrowings outstanding during the years ended December 31, 2009 and 2008, is based on a specified bank’s prime interest rate or LIBOR and, therefore, is affected by changes in market interest rates.  Historically, the effects of movements in the market interest rates have been immaterial to our operating results, as we have not borrowed to any significant degree.

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

Historically, we have not purchased or entered into interest rate swaps or future, forward, option or other instruments designed to hedge against changes in interest rates, the price of materials we purchase or the value of foreign currencies.  However, in 2009, we purchased a $7.0 million one-year bank certificate of deposit which locks in a fixed interest rate until the November 12, 2010 maturity date of the certificate of deposit.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders of
Tii Network Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Tii Network Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tii Network Technologies, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

/s/ Marcum LLP

Melville, New York
March 17, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Tii Network Technologies, Inc.:

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of Tii Network Technologies, Inc. and subsidiaries for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Tii Network Technologies, Inc. and subsidiaries for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Melville, New York
March 31, 2008

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,129	$8,282
Certificate of deposit	7,000	-
Accounts receivable, net of allowance of $82 and $88 at December 31, 2009 and 2008, respectively	3,468	3,906
Inventories, net	8,044	9,031
Deferred tax assets, net	1,100	697
Other current assets	235	175
Total current assets	24,976	22,091

Property, plant and equipment, net	8,020	8,877
Deferred tax assets, net	7,791	8,599
Other assets, net	175	154
Total assets	$40,962	$39,721

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,429	$2,090
Accrued liabilities	688	652
Total current liabilities and total liabilities	3,117	2,742

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, including 30,000 shares of series D junior participating preferred stock at December 31, 2008; no shares outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized; 14,240,853 shares issued and 14,223,216 shares outstanding as of December 31, 2009, and 13,787,429 shares issued and 13,769,792 shares outstanding as of December 31, 2008	143	138
Additional paid-in capital	43,050	42,262
Accumulated deficit	(5,067)	(5,140)
	38,126	37,260
Less: Treasury shares, at cost, 17,637 common shares at December 31, 2009 and 2008	(281)	(281)
Total stockholders' equity	37,845	36,979

Total liabilities and stockholders' equity	$40,962	$39,721

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years ended December 31,
	2009	2008	2007

Net sales	$27,437	$35,190	$46,846
Cost of sales (includes restructuring charges of $70 in 2008 and $1,076 in 2007)	18,193	23,152	32,213

Gross profit	9,244	12,038	14,633

Operating expenses:
Selling, general and administrative	7,157	8,636	10,917
Research and development	1,590	2,040	2,214
Total operating expenses	8,747	10,676	13,131

Operating income	497	1,362	1,502

Interest expense	(5)	(8)	(12)
Interest income	15	39	172
Other (expense) income	-	(5)	9

Income before income taxes	507	1,388	1,671

Income tax provision (benefit)	434	810	(4,769)

Net income	$73	$578	$6,440

Net income per common share:
Basic	$0.01	$0.04	$0.50

Diluted	$0.01	$0.04	$0.48

Weighted average common shares outstanding:
Basic	13,582	13,540	12,821
Diluted	13,777	13,745	13,502

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholder's Equity
Balance January 1, 2007	12,532,669	$126	$39,146	$(12,158)	$(281)	$26,833

Exercise of stock options	893,450	9	1,131	-	-	1,140
Share-based compensation	-	-	1,068	-	-	1,068
Restricted stock awards	55,785	-	-	-	-	-
Stock option excess tax benefit	-	-	13	-	-	13
Net income for the year	-	-		6,440	-	6,440

Balance December 31, 2007	13,481,904	135	41,358	(5,718)	(281)	35,494
Exercise of stock options	78,500	1	99	-	-	100
Share-based compensation	-	-	807	-	-	807
Restricted stock awards	209,388	2	(2)	-	-	-
Net income for the year	-	-	-	578	-	578

Balance December 31, 2008	13,769,792	138	42,262	(5,140)	(281)	36,979
Share-based compensation	-	-	802	-	-	802
Restricted stock awards	453,424	5	(5)	-	-	-
Excess tax deficiencies from vested restricted stock	-	-	(9)	-	-	(9)
Net income for the year	-	-	-	73	-	73
Balance December 31, 2009	14,223,216	$143	$43,050	$(5,067)	$(281)	$37,845

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net income	$73	$578	$6,440
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,627	1,623	1,429
Share-based compensation	802	807	1,068
Deferred income taxes	414	736	(4,873)
Loss on write-offs and disposals of capital assets	19	1	386
Excess tax benefits from stock option exercises	-	-	(13)
Excess tax deficiencies from vesting of restricted stock	(9)	-	-
Changes in operating assets and liabilities:
Accounts receivable	438	3,088	(3,926)
Inventories	987	188	(855)
Other assets	110	95	(96)
Accounts payable and accrued liabilities	375	(1,415)	1,479
Net cash provided by operating activities	4,836	5,701	1,039

Cash Flows from Investing Activities
Capital expenditures	(738)	(780)	(4,326)
Investment in certificate of deposit	(7,000)	-	-
Proceeds from sale of capital assets	-	-	33
Net cash used in investing activities	(7,738)	(780)	(4,293)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	-	100	1,140
Repayment of short term debt	(242)	-	-
Excess tax deficiency from vesting of restricted stock	(9)	-	-
Excess tax benefits from stock option exercises	-	-	13
Net cash (used in) provided by financing activities	(251)	100	1,153

Net (decrease) increase in cash and cash equivalents	(3,153)	5,021	(2,101)

Cash and cash equivalents, at beginning of year	8,282	3,261	5,362

Cash and cash equivalents, at end of year	$5,129	$8,282	$3,261

Non-cash Investing and Financing Activities
Capital additions included in accounts payable	$-	$-	$46

Insurance premiums financed with short term debt	$242	$-	$-

Issuance of common stock	$5	$2	$-

Supplemental cash flow information

Cash paid during the year for interest	$5	$7	$12

Cash paid during the year for income taxes	$10	$152	$114

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Description of Business and Summary of Significant Accounting Policies

Business

Tii Network Technologies, Inc. and subsidiaries (together, “Tii,” the “Company,” “we,” “us” or “our”) design, manufacture and sell products to service providers in the communications industry for use in their networks.  Our products are typically found in the telephone operating companies (“Telcos”) Central Office, outdoors in the service providers’ distribution network, at the interface where the service providers’ network connects to the users’ network, and inside the users’ home or apartment, and are critical to the successful delivery of voice and broadband communication services.

We sell our products through a network of sales channels, principally to Telcos, multi-system operators (“MSOs”) of communications services, including cable and satellite service providers, and original equipment manufacturers (“OEMs”).

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

Cash Equivalents

All highly liquid investments with an original maturity at the time of purchase of three months or less are considered cash equivalents. Cash equivalents of $5,129,000 and $8,282,000 at December 31, 2009 and December 31, 2008, respectively, consisted of overnight investments in commercial paper.

Certificate of Deposit

Certificate of deposit of $7.0 million at December 31, 2009 is a one-year certificate of deposit with a maturity date of November 12, 2010.

Concentration of Credit Risk

At December 31, 2009, our cash deposits, temporary cash investments and certificate of deposit was maintained at one high credit quality financial institution. At times, our cash and cash equivalents and certificate of deposit may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories (materials and applicable overhead) are stated at the lower of cost or market, on a first-in, first-out basis.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset.  The estimated useful lives for each category of property, plant and equipment are as follows:

Estimated useful life (in years)
Building and building improvements	30
Machinery and equipment	5 - 10
Computer hardware and software	3 - 5
Office furniture, fixtures, equipment and other	3 - 5

Revenue Recognition

Our sales are derived from the sale of our products.  We do not provide any services to our customers.  Product sales are recorded when there is persuasive evidence of the arrangement, usually a customer purchase order, the products are shipped, title passes to the customer, and the price is fixed and determinable and probable of collection.  Once a product is shipped, we have no acceptance or other post-shipment obligations precluding revenue recognition.  Accounts receivable as of December 31, 2009 and 2008 are presented net of allowances for doubtful accounts and sales returns of $82,000 and $88,000, respectively, based upon known facts and circumstances and management’s estimate of expected trends.

In the normal course of business, we collect non-income related taxes, including sales and use tax, from our customers and we remit those taxes to governmental authorities. We present revenues net of these taxes.

Other Assets

Included in other assets at December 31, 2009 and 2008 are $173,000 and $146,000, respectively, of patent costs, net of accumulated amortization, which are amortized on a straight-line basis over the lesser of the life of the related products or the patents. Amortization of patent costs was $51,000, $41,000 and $36,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds its fair value.  There were no such events or changes in circumstances to require an analysis for either 2009 or 2008.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” as codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codifcation (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”), we use the with-and-without approach described in Emerging Issues Task Force (“EITF”) Topic No. D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” as codified in ASC 740, “Income Taxes” (“ASC 740”), to determine the recognition and measurement of excess tax benefits resulting from tax deductions in excess of the cumulative compensation cost recognized from stock options exercised and restricted stock vesting or excess tax deficiencies resulting from cumulative compensation cost recognized from stock options exercised and restricted stock vesting in excess of tax deductions.  For financial statement purposes, certain of our net operating loss carryforwards contain deductions for share-based payments in excess of the related compensation expense recognized.  In determining the period in which related tax benefits are realized for book purposes, such excess share-based compensation deductions included in net operating losses are realized after regular net operating losses are exhausted.

On January 1, 2007, we adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 as codified in ASC 740, “Income Taxes” (“ASC 740”).  ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if, based on the technical merits of the position, it meets a “more likely than not” threshold that the position will be sustained on examination by the taxing authority.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes and accounting in interim periods and also requires increased disclosures.  When the tax law requires interest to be paid on an underpayment of income taxes, we recognize interest, which is classified as tax expense in the consolidated statements of income, in the first period that interest begins to accrue according to relevant provisions of the tax law.  The amount of interest to be recognized is computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with this interpretation and the amount previously taken or expected to be taken on a tax return. The adoption of ASC 740 did not result in any adjustment to the recognized benefits from our uncertain tax positions.

Net Income Per Common Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders (which for us equals our net income) by the weighted average number of common shares outstanding, with the calculation of diluted EPS adding the dilutive effect of stock options and other common stock equivalents to the denominator. During the year ended December 31, 2009, 260,000 restricted stock awards and outstanding options to purchase an aggregate of 2,199,000 shares of common stock were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.  Additionally, 400,000 restricted stock awards and outstanding options to purchase an aggregate of 2,139,000 shares of common stock are potentially dilutive as of December 31, 2009.  During the years ended December 31, 2008 and 2007, outstanding options to purchase an aggregate of 2,431,000 and 1,650,000, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.  The calculation of the numerators and denominators of the basic and diluted income per share is as follows:

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended December 31,
	2009	2008	2007
Numerator for basic and diluted EPS calculation:
Net income	$73,000	$578,000	$6,440,000

Denominator for basic EPS calculation:
Weighted average shares outstanding - Basic	13,582,000	13,540,000	12,821,000

Denominator for diluted EPS calculation:
Weighted average shares outstanding - Basic	13,582,000	13,540,000	12,821,000
Effect of dilutive stock options	122,000	205,000	681,000
Effect of stock awards	73,000	-	-
	13,777,000	13,745,000	13,502,000

Basic EPS	$0.01	$0.04	$0.50
Diluted EPS	$0.01	$0.04	$0.48

Advertising Costs

We incur advertising costs for sales and marketing initiatives, including advertisements in magazines, brochures and mailings, promotions and public relations.  Advertising costs were $46,000, $92,000 and $239,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, other current assets, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” as codified in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. ASC 820 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. ASC 820 defines fair value based upon an exit price model. In February 2008, the FASB removed leasing transactions from the scope of ASC 820 and deferred the effective date of ASC 820 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It did not defer recognition and disclosure requirements for financial assets and financial liabilities or for non-financial assets and non-financial liabilities that are remeasured at least annually. Effective January 1, 2008, we adopted ASC 820, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. The adoption of ASC 820 did not impact our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” as codified in ASC 825, “Financial Instruments” (“ASC 825”).  This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity is to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are to be recognized in earnings as incurred and not deferred.  ASC 825 became effective for us as of January 1, 2008.  We have not elected the fair value option to any of our arrangements.  Accordingly, the adoption of ASC 825 did not have any impact on our consolidated financial statements.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Payment

We follow the provisions of ASC 718, which requires that all share based compensation be recognized as an expense in the financial statements and that this cost be measured at the fair value of the award. ASC 718 also requires that excess tax benefits and deficiencies related to stock option exercises and restricted stock vesting be reflected in the consolidated statements of cash flows as financing cash inflows and operating cash outflows. See Note 8 for additional information on shared-based compensation.

Comprehensive Income

Comprehensive income equaled net income for all periods presented.

Segment Information

We have evaluated the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as codified in ASC 280, “Segment Reporting” (“ASC 280”), and have determined that we have one reportable segment.  We have provided the required geographic, major supplier and major customer information in Note 10.

NOTE 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2007, the Securities Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of so-called “plain vanilla” stock options accounted for under ASC 718 beyond December 31, 2007.  Companies can use the simplified method if they conclude that their stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. We have concluded that our stock option exercise experience provides a reasonable basis upon which to estimate expected term; therefore we have refined our method to calculate estimates of the expected term of stock options.  The adoption of ASC 718 did not have a material impact on our financial position or results of operations.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“ASC”) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification supercedes all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative.  SFAS 168, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The adoption of SFAS 168 did not materially impact our financial statements or results of operations.

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

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”), as codified in ASC 805, “Business Combinations” (“ASC 805”).  ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  ASC 805 also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  ASC 805 became effective for us on January 1, 2009. ASC 805 has not impacted us to date.  We will apply the provisions of ASC 805 if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”), as codified in ASC 810, “Consolidation” (“ASC 810”), which will require noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  ASC 810 became effective for us on January 1, 2009.  ASC 810 has not impacted us to date as there are no such controlling interests.  We will apply the provisions of ASC 810 if and when any noncontrolling interests should arise.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB published “FASB Accounting Standards Update 2009-13, Revenue Recognition (ASC 605)-Multiple Deliverable Revenue Arrangements” (“Update 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. The amended guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. Update 2009-13 is effective prospectively for revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 eliminates exceptions in FIN No. 46(R) to a consolidating qualifying special-purpose entity, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  SFAS 167 also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation No. 46(R).  The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.  SFAS 167 will be effective January 1, 2010.  We do not expect the adoption of SFAS 167 to have any impact on our financial statements or results of operations.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Puerto Rico Facility Closing

In June 2007, our Board of Directors approved a plan to consolidate the operations of our Puerto Rico leased facility into our new headquarters in Edgewood, New York, resulting in the closure of the Puerto Rico facility.  Cumulative costs incurred were $1,146,000 related to this plan.  There were no costs incurred during the year ended December 31, 2009.  During the years ended December 31, 2008 and 2007, we incurred $70,000 and $1,076,000, respectively, of costs related to this plan.  All of these costs were included in cost of sales in the respective periods incurred.

Upon adoption of the provisions of FIN No. 47, “Accounting for Asset Retirement Obligations,” as codified in ASC 410-20, “Accounting for Asset Retirement Obligations,” in 2005, we recorded an asset retirement obligation of $109,000 for the estimated cost to restore the leased facility in Puerto Rico to its original condition at the end of the lease.  Restoration was completed April 30, 2008.  The following presents activity related to this obligation for the year ended December 31, 2008:

Balance, December 31, 2007	$39,000
Additional charges	70,000
Liabilities settled	(109,000)
Balance, December 31, 2008	$-

NOTE 4 – Inventories

The following table represents the cost basis of each major class of inventory as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Raw material and subassemblies	$949,000	$1,459,000
Inventory in transit	364,000	-
Finished goods	6,731,000	7,572,000
	$8,044,000	$9,031,000

Inventories are net of a reserve of $753,000 and $980,000 at December 31, 2009 and 2008, respectively.

NOTE 5 – Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset.  The following table presents the amounts of each major class of property, plant and equipment as of December 31, 2009 and 2008:

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2009	2008
Land	$1,244,000	$1,244,000
Building and building improvements	4,307,000	4,303,000
Construction in progress	147,000	118,000
Machinery and equipment	7,901,000	7,865,000
Computer hardware and software	839,000	802,000
Office furniture, fixtures, equipment and other	730,000	764,000
	$15,168,000	$15,096,000
Less: accumulated depreciation and amortization	(7,148,000)	(6,219,000)
	$8,020,000	$8,877,000

Depreciation and amortization of plant and equipment was $1,576,000, $1,582,000 and $1,393,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

We recorded a loss on the disposal of capital assets of approximately $19,000, $1,000, and $419,000 for the years ended December 31, 2009, 2008 and 2007, respectively, related to the disposal of obsolete equipment. Such charges are included in depreciation and amortization within selling, general and administrative expenses, except for $245,000 recorded in cost of sales for the year ended December 31, 2007.

We sold assets from our Puerto Rico facility, which was closed in September 2007 (see Note 3) for a gain of $33,000, which is included in cost of sales for the year ended December 31, 2007.

During December 31, 2009 and 2008, we capitalized $45,000 and $102,000, respectively, of costs incurred for the development of machinery and equipment.  These costs are classified as construction in progress at December 31, 2009 and 2008 as the related machinery and equipment had not been placed into service at that date.  In addition, $16,000 was classified as construction in progress at December 31, 2008 for costs incurred for computer software licensing fees.  The computer software was placed into service during 2009, is included in computer hardware and software and is being depreciated over its estimated useful life.

NOTE 6 - Revolving Credit Facility

In December 2008, we entered into an amended credit agreement with JPMorgan Chase Bank, N.A. which replaced a $5.0 million credit facility that was expiring.  Under the amended credit agreement, we are entitled to borrow from the bank up to $5.0 million in the aggregate at any one time outstanding, but limited to a borrowing base, in general, equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1.5 million. As of December 31, 2009, our borrowing base was $4.2 million.  Loans under the credit agreement mature on December 31, 2010.  We had no borrowings outstanding under the credit agreement during 2009 or 2008.

Outstanding loans under the credit agreement bear interest, at our option, either (a) the bank’s prime rate plus 2.75% per annum, provided that the prime rate factor shall not be less than an adjusted one-month London Interbank Offered Rate (“LIBOR”) (as defined in the amended credit agreement), or (b) under a formula based on LIBOR plus 4.5% per annum. We also pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our obligations under the credit agreement are collateralized by all of our accounts receivable and inventory, and are also guaranteed by one of our subsidiaries.

The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank’s consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The credit agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $35.3 million, a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0.  As of December 31, 2009, we were in compliance with all financial covenants in the credit agreement.

NOTE 7 - Income Taxes

The components of the income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Years ended December 31,
	2009	2008	2007
Current
Federal	$27,000	$43,000	$56,000
State	11,000	31,000	47,000
Total current	38,000	74,000	103,000

Deferred
Federal	288,000	592,000	(4,652,000)
State	108,000	144,000	(220,000)
Total deferred	396,000	736,000	(4,872,000)

Total income tax expense (benefit)	$434,000	$810,000	$(4,769,000)

The following table is a reconciliation from our income tax provision (benefit) based on the U.S. Federal statutory income tax rate to the income tax expense (benefit) reported for financial reporting purposes:

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Tax at statutory rate	$172,000	34.0%	$472,000	34.0%	$568,000	34.0%
Increase (reduction) in income taxes from:
State and local income taxes, net of federal income tax effect	56,000	11.1%	71,000	5.1%	41,000	2.5%
Changes in state tax rate and state apportionments	94,000	18.6%	60,000	4.3%	144,000	8.6%
Share-based compensation	128,000	25.3%	151,000	10.9%	155,000	9.3%
Meals and entertainment	22,000	4.4%	24,000	1.7%	28,000	1.7%
Change in valuation allowance	(31,000)	-6.1%	30,000	2.2%	(5,748,000)	-344.0%
Other, net	(7,000)	-1.4%	2,000	0.1%	43,000	2.6%
	$434,000	85.9%	$810,000	58.4%	$(4,769,000)	-285.4%

The tax effects of temporary differences and net operating loss and tax credit carryforwards that give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Inventory	$310,000	$409,000
Accounts receivable	29,000	32,000
Share-based compensation	720,000	612,000
Accrued expenses	59,000	57,000
Net operating loss carryforwards	7,650,000	8,230,000
Business and AMT credit carryforwards	449,000	422,000
	$9,217,000	$9,762,000
Less: valuation allowance	(144,000)	(175,000)
Net deferred tax assets	$9,073,000	$9,587,000
Property, plant and equipment	(181,000)	(291,000)
Net deferred income tax assets	$8,892,000	$9,296,000

Consistent with the provisions of ASC 740, we regularly estimate our ability to recover deferred tax assets, and establish a valuation allowance against deferred tax assets that are determined to be “more-likely-than-not” unrecoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies.  During the year ended December 31, 2009, our deferred tax asset valuation allowance was reduced by $31,000 related to state net operating losses that expired unutilized.  During the year ended December 31, 2008, our deferred tax asset valuation allowance was increased by $31,000 related to our estimate of state net operating losses that we expect to expire unutilized.  During the year ended December 31, 2007, based primarily upon positive evidence derived from our sustained levels of historical profitability and our projections for taxable income in the future, we revised our estimate of the amount of deferred tax assets that would more-likely-than-not be unrecoverable and, accordingly, reduced the deferred tax asset valuation allowance, which resulted in an income tax benefit of $5.7 million for the year ended December 31, 2007.  As of December 31, 2009, management believes that it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the net amount of our deferred tax assets over the periods during which temporary differences reverse and net operating loss carryforwards expire.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009, our deferred tax asset valuation allowance of $144,000 related to general business tax credit carryforwards expected to expire unutilized. As of December 31, 2008, our deferred tax valuation allowance of $175,000 related to (i) general business tax credit carryforwards expected to expire unutilized of $144,000 and (ii) state NOLs expected to expire unutilized of $31,000.

At December 31, 2009, for U.S. Federal income tax purposes, we had net operating loss carryforwards of approximately $23.5 million which expire from 2020 to 2023. We estimate that it is more likely than not that these net operating loss carryforwards will be utilized prior to their respective expiration periods and, as such, have not provided a valuation allowance against them. It is at least reasonably possible that the actual period that the net operating loss carryforwards are utilized may differ from this estimate.  Our net operating loss carryforwards include $1.0 million of excess stock compensation net operating losses that have not been recorded as deferred tax assets, in accordance with ASC 718.  If all of our net operating losses are realized in the future, approximately $334,000 of the benefit (related to excess stock compensation net operating losses) would increase our additional paid-in capital, after regular net operating losses are exhausted.  As of December 31, 2009, we have Alternative Minimum Tax credit carryforwards of $291,000, which have no expiration date.

During the year ended December 31, 2009, an excess tax deficiency of $9,000 was allocated to additional paid-in-capital, resulting from the reduction in deferred tax assets relating to a shortage of stock compensation deductions.  During the year ended December 31, 2008, an excess tax benefit of $255 was allocated to additional paid-in-capital, resulting from the current reduction in income taxes payable relating to excess stock compensation deductions.

NOTE 8 - Common Stock and Stock Awards

On April 3, 2008, our Board of Directors adopted our 2008 Equity Compensation Plan (the “2008 Plan”), subject to stockholder approval, which was obtained May 22, 2008.  The 2008 Plan replaced our 1998 Stock Option Plan, under which our ability to grant options expired on October 7, 2008.  The 1998 Plan permitted us to grant stock options while the 2008 Plan permits us to grant stock appreciation rights, restricted stock and restricted stock units, as well as stock options, to our employees, directors and consultants.  The 2008 Plan authorizes the grant of awards not to exceed 1,000,000 shares of our common stock in the aggregate until April 2, 2018, of which there are 452,000 available for grant at December 31, 2009.  The Compensation Committee of our Board of Directors determines, among other things, award recipients, the type of award, the number of shares to be subject to each share grant or award, exercise prices for options and the base value for stock appreciation rights, vesting periods and conditions to vesting, and the term of the award, which may not exceed 10 years.

During the year ended December 31, 2009, we granted restricted stock awards covering 148,000 shares of our common stock with a grant date fair value of $87,000 to seven employees and one consultant and restricted stock awards covering 225,000 shares of our common stock with a grant date fair value of $274,500 to ten employees, all pursuant to the 2008 Plan.  These awards vest ratably over three years and afford these individuals full voting rights and dividend participation on these shares prior to vesting.  We recorded an expense of $26,000 during the year ended December 31, 2009 for these awards.

On April 3, 2008, we entered into an Employment Agreement with Kenneth A. Paladino, our President and Chief Executive Officer.  Pursuant to this agreement, Mr. Paladino was granted a restricted stock award covering 175,000 shares of our common stock under the 2008 Plan.  The 2008 Plan and the award to Mr. Paladino were subject to stockholder approval, which was obtained on May 22, 2008.  The award vests on April 2, 2013 if Mr. Paladino remains employed by us on that date, subject to earlier vesting on a pro rata basis upon certain events as provided in the agreement.  The award affords Mr. Paladino full voting rights and dividend participation on these shares prior to vesting.  As such, we have reflected these shares as outstanding at December 31, 2009 and 2008.  The total fair value on the date of grant of this award was $329,000.  We recorded an expense of $64,000 and $40,000 during the years ended December 31, 2009 and 2008, respectively, for this award.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our 1998 Stock Option Plan expired as to the grant of future options in October 2008.  As of December 31, 2009, options to purchase 1,549,500 shares were outstanding under the 1998 Plan. Our 1995 Employee Stock Option Plan expired as to the grant of future options in September 2005.  As of December 31, 2009, options to purchase 138,050 shares were outstanding under the 1995 Plan.

Our 2003 Non-Employee Director Stock Option Plan, as amended (the “2003 Plan”), provides for the grant, until September 2013, of options to purchase up to 1,000,000 shares of common stock to our non-employee directors.  On the date a person initially becomes an outside director, that individual is granted an option to purchase 24,000 shares under the 2003 Plan.  At each annual stockholders meeting thereafter at which directors are elected, each outside director in office after the meeting is automatically granted an option to purchase 10,000 shares plus additional specified shares for serving on Board committees or as chairperson of a committee.  Options granted under the 2003 Plan have an exercise price equal to the market value of the common stock on the date of grant.  All options granted under the 2003 Plan have a term of ten years.  Initial options vest and become exercisable in twelve equal quarterly installments commencing one year after the date of grant.  Annual options generally vest and become exercisable in four equal quarterly installments commencing immediately upon grant.  During the year ended December 31, 2009, we granted annual options to purchase 130,000 shares of our common stock with a grant date fair value of $106,000 to six non-employee directors pursuant to the 2003 Plan and we recorded $88,000 of expense related to these awards. As of December 31, 2009, options to purchase 620,000 shares of common stock were outstanding under the 2003 Plan, and options to purchase 331,000 shares were available for grant.

Our 1994 Non-Employee Director Stock Option Plan expired as to the grant of future options in September 2004.  As of December 31, 2009, options to purchase 167,000 shares were outstanding under the 1994 Plan.

Our non-employee directors may elect to receive, in lieu of their $10,000 annual cash retainer ($25,000 in the case of the non-executive Chairman of the Board of Directors), shares of our common stock equal in market value to $11,750 ($29,400 in the case of the non-executive Chairman of the Board of Directors).  Market value is determined at the date of the annual meeting of stockholders at which directors are elected for the year to which the retainer pertains.  In 2009, four directors elected to receive an aggregate of 49,476 shares having a market value of $47,000, and the non-executive Chairman of the Board of Directors elected to receive 30,948 shares having a market value of $29,400.  In 2008, three directors elected to receive an aggregate of 18,750 shares having a market value of $35,250, and the non-executive Chairman of the Board of Directors elected to receive 15,638 shares having a market value of $29,400.  In 2007, four directors elected to receive an aggregate of 18,216 shares having a market value of $47,000, and the non-executive Chairman of the Board of Directors elected to receive 11,395 shares having a market value of $29,400.  The shares are subject to forfeiture in the event that the non-employee director resigns or is removed for cause before the earliest of (a) one year from the date of the organizational meeting of directors at or prior to which the election to receive the shares in lieu of a cash annual retainer is made, (b) the next annual meeting of our stockholders at which directors are elected, (c) a “Change in Control” (as defined) of us or (d) the director’s death or disability.  We recognized expense of $73,000 for these awards for each of the years ended December 31, 2009 and 2008, and $68,000 for these awards for the year ended December 31, 2007.

Total share-based compensation is attributable to the granting of, and the remaining requisite service period of, stock options and restricted stock awards. Compensation expense attributable to share-based compensation for the years ended December 31, 2009, 2008 and 2007 was $802,000, $807,000, and $1,068,000, respectively.  The tax benefit related to such compensation cost was $137,000, $133,000, and $215,000 for the years ended December 31, 2009, 2008, and 2007, respectively.  As of December 31, 2009, the total unrecognized compensation cost related to non-vested stock awards was $1.5 million and the related weighted average period over which this remaining expense is expected to be recognized is approximately 2.35 years.  It is our policy to issue previously authorized shares to satisfy stock option exercises in the period of exercise.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the year ended December 31, 2009:

	Common Shares Subject to Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Life Remaining in Years
Outstanding at beginning of year	2,424,050	$2.06
Granted	130,000	0.95
Exercised	-	-
Forfeited	(8,000)	2.39
Expired	(71,500)	1.58
Cancelled	-	-
Outstanding at end of year	2,474,550	$2.02	$240,288	5.5

Options expected to vest	504,244	$2.26	$9,647	7.3
Options exercisable at end of year	1,955,350	$1.95	$230,478	5.1
Shares available for future grant at end of year	783,000

The exercise period for all stock options may not exceed ten years from the date of grant. Stock option grants to individuals generally become exercisable in substantively equal tranches over a service period of up to five years.

The total fair value of stock options vested during the years ended December 31, 2009, 2008, and 2007 was $636,000, $677,000, and $978,000, respectively.

The intrinsic value of stock options exercised during the years ended December 31, 2009, 2008, and 2007 was $0, $51,000, and $936,000, respectively.

We account for stock-based compensation in accordance with ASC 718. The fair value of restricted stock awards is based on the closing market price of our common stock on the measurement date of the award.  In order to determine the fair value of stock options on the date of grant, we applied the Black-Scholes-Merton option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and expected term assumptions require a greater level of judgment. We estimate expected stock-price volatility based primarily on historical volatility of the underlying stock using daily price observations over a period equal to the expected term of the option, but also consider whether other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected volatility. With regard to the estimate of expected term, we have concluded that our stock option exercise experience provides a reasonable basis upon which to estimate expected term.  Therefore, we have refined our method to calculate estimates of the expected term of stock options.

Fair values of options granted were determined based on the following assumptions:

	Years ended December 31,
	2009	2008	2007
Expected term	7.0 years	5.8 - 7.0 years	5.2 - 6.5 years
Interest rate	2.65%	2.81% - 3.38%	3.9% - 5.2%
Volatility	107.9%	109.8%	127.3%
Dividends	-	-	-
Weighted average fair value of options granted	$0.82	$1.56	$2.13

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity of our non-vested restricted stock awards during the year ended December 31, 2009:

	Shares	Weighted-average Grant Date Fair Value
Non-vested awards at beginning of year	209,388	$1.88
Granted	453,424	$0.97
Vested	(34,388)	$1.88
Non-vested awards at end of year	628,424	$1.22

The future expected expense for non-vested restricted stock awards is $581,000.

NOTE 9 - Preferred Stock

We are authorized to issue up to 1,000,000 shares of preferred stock in series, with each series having such powers, rights, preferences, qualifications and restrictions as determined by our Board of Directors.  No shares of preferred stock were outstanding at December 31, 2009 and December 31, 2008.

In May 2008, our Stockholder Rights Plan under which we could have issued Series D junior participating preferred stock expired.

NOTE 10 - Significant Customers, Export Sales and Geographical Segments

Significant Customers

The following customers accounted for 10% or more of our consolidated net sales during one or more of the periods presented below:

	Years ended December 31,
	2009	2008	2007
Customer A	34%	33%	29%
Customer B	11%	14%	13%
Customer C	*	*	15%
Customer D	14%	12%	*
* Less than 10%

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009, three customers accounted for approximately 34%, 12% and 10% of accounts receivable, respectively.  As of December 31, 2008, three customers accounted for approximately 32%, 16% and 14% of accounts receivable, respectively.

Export Sales

For the year ended December 31, 2009, export sales were 19% of consolidated net sales.  For each of the years ended December 31, 2008 and 2007, export sales were less than 10% of consolidated net sales.

Geographical Segments

We do not have any operating facilities outside the United States; however, certain equipment owned by us is utilized by our contract manufacturers in Asia. The net book value of our equipment held by our contract manufacturers at December 31, 2009 and 2008 was approximately $1.7 million and $2.1 million, respectively.  As described in Note 3, we closed our facility in Puerto Rico in September 2007.  Prior to this, our operations located in Puerto Rico and New York were managed as one geographic segment.

Significant Contract Manufacturers

On May 3, 2000, we entered into an agreement with a contract manufacturer in Malaysia to outsource the manufacturing of certain of our gas tubes used in our products.  The agreement is for ten years, but may be terminated by either party with one year’s advance notice.  In December 2009, we notified this contract manufacturer of our intent to terminate this agreement and, as such, our agreement will end December 20, 2010.  Over the next year we intend to transition the sourcing of these products to another supplier.

On May 1, 2009, we renewed our agreement with a contract manufacturer in China, which is a subsidiary of a U.S. based corporation, to manufacture and supply products to us. This agreement expires in May 2015.  This contract manufacturer, and the contract manufacturer discussed above, produce a majority of the products that we sell.

NOTE 11 - Commitments, Contingencies and Related Party Transactions

We lease real property and equipment under operating leases with terms expiring through March 2013.  Minimum lease rentals, exclusive of real property taxes, during the next five years are approximately:

2010	$23,000
2011	$14,000
2012	$12,000
2013	$3,000
2014	$-

Rent expense under operating leases was $13,000, $20,000 and $124,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

In September 2007, we closed our operations in Puerto Rico (see Note 3) where we leased a facility under an operating lease that contained a provision that required us to restore the facility to its original condition upon exiting the facility, which primarily involved the removal of leasehold improvements and which was completed in April 2008.  We initially recorded an asset retirement obligation of $109,000 in 2005 for this liability and no liability remained as of December 31, 2009 or December 31, 2008.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are a party to agreements with four executive officers providing that, in the event we terminate the officer’s employment (other than for cause) or if the officer voluntarily terminates his or her employment for good reason (as defined), the officer will be entitled to at least six months severance pay, the continuation of benefits during the six month period and the acceleration of vesting of stock options.  We do not provide our other employees any post-retirement or post-employment benefits, except discretionary severance payments upon termination of employment and their COBRA entitlement.

In connection with the resignation of a director in January 2010, we entered into a consulting agreement with this director that provides for total compensation of $21,000 to be paid in the first and second quarters of 2010 in return for the consulting services.  Additionally, approximately 12,400 shares of restricted stock and 16,200 unvested options were forfeited in January 2010 as a result of this resignation, which will result in a reversal of $15,000 in share-based compensation expense in the first quarter of 2010.

In connection with the departure of an executive in January 2008, we provided severance benefits including salary continuation and health benefits for a period of one year.  We recorded a charge of $291,000 during the year ended December 31, 2007 for these benefits, exclusive of a bonus of $80,000 that was earned and recorded in 2007. These severance obligations were paid by January 31, 2009.  No liability remains as of December 31, 2009.

In September 2005, we entered into a consulting agreement with Alfred J. Roach, who, at the time ceased being Chairman of the Board of Directors but remains a beneficial owner of more than 5% of our common stock.  The consulting agreement provided for Mr. Roach to consult with our executive officers and directors regarding our business and operations, focusing on the sale and marketing of our products.  The four year agreement commenced on November 1, 2005 (when he ceased being an employee) and provided for an annual fee of $160,000 per year and 5% commissions on the net sales generated as a result of his efforts related to products sold in specified foreign countries where we are currently not doing any business.  This agreement expired October 31, 2009, and we did not record any expense for commissions during the term of this agreement.

In February 2009, a lawsuit was filed in Puerto Rico by a former sales representative against us.  The complaint alleges that we terminated our relationship with the former sales representative without just cause and is seeking $1.4 million in damages, plus attorney’s fees and costs.  We intend to defend this case vigorously.

In November 2009 and February 2010, the respective Courts dismissed two separate lawsuits instituted against Tii and each member of our Board of Directors in Suffolk County, New York and the State of Delaware in May 2009 and June 2009, respectively, arising from an unsolicited expression of interest to acquire all our outstanding shares of common stock for $1.00 per share.  We rejected this expression of interest as inadequate and not in the best interest of Tii or our stockholders on July 20, 2009.  Both actions sought class action status, are similar and, in general, alleged that our Board of Directors violated the fiduciary duties owed by them to us and our public stockholders in connection with the transaction contemplated in the expression of interest.  These actions sought, in general, equitable relief compelling our Board to properly exercise its fiduciary duty to consider whether the transaction contemplated in the expression of interest or an alternate transaction maximizes shareholder value, plus attorneys’ fees, costs and expenses.

From time to time, we are subject to legal proceedings or claims which arise in the ordinary course of business.  While the outcome of such matters can not be predicted with certainty, we believe that such matters will not have a material adverse effect on our financial condition or liquidity.

NOTE 12 – Employee Benefits

We currently have one defined contribution plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  This plan covers substantially all U.S. employees who meet eligibility requirements and requires us to match employees’ contributions up to specified limitations and subject to certain vesting schedules.  In 2007, our Board of Directors approved an increase in our voluntary 401(k) matching contribution from 20% to 40% of each participating employee’s deferred contribution commencing January 1, 2008.  Our expense for employer matching contributions was $100,000, $118,000 and $63,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the closing of our facility and operations in Puerto Rico in September 2007 (see Note 3), we terminated our separate defined contribution plan in which the employees in Puerto Rico participated.  All participants were required to take distributions.

NOTE 13 - Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Accrued payroll and vacation	$453,000	$402,000
Accrued legal and other professional fees	81,000	151,000
Other accrued expenses	154,000	99,000
	$688,000	$652,000
NOTE 14 - Quarterly Financial Data (Unaudited)

The following table summarizes our unaudited quarterly results for the years ended December 31, 2009, 2008 and 2007:

Quarter ended	Net sales	Gross profit (a)	Operating income (loss) (a)	Net income (loss) (a)	Diluted net income per share (b)
	(in thousands, except per share data)
March 31, 2009	$5,749	$2,127	$(193)	$(232)	$(0.02)
June 30, 2009	6,494	2,242	81	47	$-
September 30, 2009	7,460	2,223	90	104	$0.01
December 31, 2009	7,734	2,651	521	154	$0.01

March 31, 2008	$8,851	$3,252	$223	$151	$0.01
June 30, 2008	9,876	3,527	673	369	$0.03
September 30, 2008	8,521	2,873	311	126	$0.01
December 31, 2008	7,942	2,360	154	(68)	$(0.01)

March 31, 2007	$8,427	$2,792	$(289)	$(157)	$(0.01)
June 30, 2007	13,731	3,547	402	169	$0.01
September 30, 2007	12,704	3,989	700	372	$0.03
December 31, 2007	11,984	4,314	688	6,056	$0.44

(a)	The sum of the unaudited quarterly gross profit, operating income (loss) and net income (loss) amounts do not always equal the annual amount reported due to rounding.
(b)
The sum of the unaudited quarterly diluted net income per share amounts do not always equal the annual amount reported because the per share amounts are computed independently for each quarter and the year.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Subsequent Events

Effective with the third quarter of 2009, the Company adopted ASC 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”).  This standard establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The adoption of this standard did not impact the Company’s financial position or results of operations.  The Company evaluated all events or transactions that occurred after December 31, 2009 and no recognized or non-recognized subsequent events were noted, except the resignation of a director in January 2010, as discussed in Note 11.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management, with the participation of our President and Principal Executive Officer and our Vice President-Finance and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e)  and 15d-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, these officers concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially and adversely affected, or are reasonably likely to materially and adversely affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K is incorporated herein by reference to the information called for by those items which will be contained our Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to our 2010 Annual Meeting of Stockholders.  Notwithstanding the foregoing, information appearing in the section “Audit Committee Report” shall not be deemed to be incorporated by reference in this Report.

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

3(a)(4)
Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 18, 2009. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) May 18, 2009 (File No. 001-8048).

3(b)*	By-laws, as amended.
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

10(a)(1)(A)+	1994 Non-Employee Director Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(a)(2) to our Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 001-8048).
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
10(a)(2)(B)+
Form of Incentive Stock Option Contract, dated June 7, 2005, between us and separately with each of Kenneth A. Paladino and Nisar Chaudhry.  Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) June 7, 2005 (File No. 001-8048).

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

10(a)(5)(A)+	The Company’s 2008 Equity Compensation Plan. Incorporated by reference to Exhibit 9.2 to our Current Report on Form 8-K dated (date of earliest event reported) April 3, 2008 (File No. 001-8048).
10(a)(5)(B)+
Restricted Stock Contract dated April 3, 2008 between the Company and Kenneth A. Paladino.  Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K dated (date of earliest event reported) April 3, 2008 (File No. 001-8048).

10(a)(5)(C)+
Forms of Non-Qualified Stock Option, Incentive Stock Option, Stock Appreciation Rights, Restricted Stock and Restricted Stock Unit Contracts under our 2008 Equity Compensation Plan.  Incorporated by reference to Exhibit 10(a)(5)(B) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-8048).

10(b)(1)+
Employment Agreement dated April 3, 2008 between the Company and Kenneth A. Paladino.  Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated (date of earliest event reported) April 3, 2008 (File No. 001-8048).

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

10(f)(1)(A)+	Description of Director’s Annual Cash Fee Policy. Incorporated by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No 001-8048).
10(f)(1)(B)+
Reimbursement Policy for Non-Employee Directors dated December 31, 2008.  Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K dated (date of earliest event reported) December 30, 2008 (File No. 001-8048).

10(g)
Product Purchase Agreement, effective as of April 1, 2005, between us and Verizon Services Corp. (confidential treatment has been granted with respect to certain portions of this agreement). Incorporated by reference to Exhibit 10(d) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 001-8048).

10(h)*	Product Purchase Agreement, dated as of May 15, 2009, between us and Team Alliance Inc. (confidential treatment has been requested with respect to certain portions of this agreement).
14	Code of Ethics for Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K dated (date earliest event reported) January 11, 2008 (File No. 001-8048).
21	List of Subsidiaries. Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (File No. 001-8048).
23(a)*	Consent of Marcum LLP.
23(b)*	Consent of KPMG LLP.
31(a)*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.
+  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TII NETWORK TECHNOLOGIES, INC.

March 17, 2010	By:	/s/ Kenneth A. Paladino
Kenneth A. Paladino, President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 17, 2010	/s/ Kenneth A. Paladino
Kenneth A. Paladino, President and Chief Executive Officer (Principal Executive Officer) and Director

March 17, 2010	/s/ Jennifer E. Katsch
Jennifer E. Katsch, Vice President-Finance (Principal Financial Officer), Treasurer, Chief Financial Officer and Principal Accounting Officer

March 17, 2010	/s/ Mark T. Bradshaw
Mark T. Bradshaw, Director

March 17, 2010	/s/ Lawrence M. Fodrowski
Lawrence M. Fodrowski, Director

March 17, 2010	/s/ James J. Grover, Jr.
James R. Grover, Jr., Director

March 17, 2010	/s/ Charles H. House
Charles H. House, Director

March 17, 2010	/s/ Brian Kelley
Brian Kelley, Director