Form 10-Q
period 2010-03-31
TII NETWORK TECHNOLOGIES, INC.
filed 2010-05-17
CIK 277928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Large accelerated filer  ☐          Accelerated filer ☐          Non-accelerated filer ☐         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 14, 2010 was 14,210,847.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,609	$5,129
Certificate of deposit	7,000	7,000
Accounts receivable, net of allowance of $91 and $82 at March 31, 2010 and December 31, 2009, respectively	3,552	3,468
Inventories, net	10,161	8,044
Deferred tax assets, net	1,079	1,100
Other current assets	195	235
Total current assets	26,596	24,976

Property, plant and equipment, net	7,839	8,020
Deferred tax assets, net	7,554	7,791
Other assets, net	199	175
Total assets	$42,188	$40,962

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,841	$2,429
Accrued liabilities	872	688
Total current liabilities and total liabilities	3,713	3,117

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized; 14,228,484 shares issued and 14,210,847 shares outstanding as of March 31, 2010, and 14,240,853 shares issued and 14,223,216 shares outstanding as of December 31, 2009	142	143
Additional paid-in capital	43,218	43,050
Accumulated deficit	(4,604)	(5,067)
	38,756	38,126
Less: Treasury shares, at cost, 17,637 common shares at March 31, 2010 and December 31, 2009	(281)	(281)
Total stockholders' equity	38,475	37,845

Total liabilities and stockholders' equity	$42,188	$40,962

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2010	2009
Net sales	$7,743	$5,749
Cost of sales	4,552	3,622
Gross profit	3,191	2,127

Operating expenses:
Selling, general and administrative	2,049	1,884
Research and development	385	439
Total operating expenses	2,434	2,323

Operating income (loss)	757	(196)

Interest income	6	3

Income (loss) before income taxes	763	(193)

Income tax provision	300	39

Net income (loss)	$463	$(232)

Net income (loss) per common share:
Basic and diluted	$0.03	$(0.02)

Weighted average common shares outstanding:
Basic	13,595	13,560
Diluted	13,982	13,560

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balance January 1, 2010	14,223,216	$143	$43,050	$(5,067)	$(281)	$37,845
Share-based compensation	-	-	167	-	-	167
Restricted stock forfeited	(12,369)	(1)	1	-	-	-
Net income for the three months ended March 31, 2010	-	-	-	463	-	463
Balance March 31, 2010	14,210,847	$142	$43,218	$(4,604)	$(281)	$38,475

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$463	$(232)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	359	451
Share-based compensation	167	194
Deferred income taxes	258	41
Write-offs and loss on disposals of capital assets	-	19
Changes in operating assets and liabilities:
Accounts receivable	(84)	1,075
Inventories	(2,117)	678
Other assets	2	(24)
Accounts payable and accrued liabilities	594	(823)
Net cash (used in) provided by operating activities	(358)	1,379

Cash Flows Used in Investing Activities
Capital expenditures	(162)	(126)

Net (decrease) increase in cash and cash equivalents	(520)	1,253

Cash and cash equivalents, at beginning of period	5,129	8,282

Cash and cash equivalents, at end of period	$4,609	$9,535

Non-Cash Investing and Financing Activities
Capital additions included in accounts payable	$2	$-

Supplemental Cash Flow Information
Cash paid during the period for income taxes	$15	$8

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Basis of Presentation

The unaudited interim condensed consolidated financial statements presented herein have been prepared by Tii Network Technologies, Inc. and subsidiaries (together “Tii,” the “company,” “we,” “us,” or “our”) in accordance with U.S. generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  The condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of operations for interim periods presented are not necessarily indicative of results of operations that might be expected for future interim periods or for the full fiscal year ending December 31, 2010.

Subsequent Events

We have evaluated all events or transactions that occurred subsequent to March 31, 2010 through the date the financial statements were issued and no reportable subsequent events were noted that are not disclosed in the financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our more significant estimates include the valuation of accounts receivable, inventory and deferred income taxes and the fair value of share-based payments. Actual results could differ from such estimates.

Certificate of Deposit

Certificate of deposit of $7,000,000 at March 31, 2010 and December 31, 2009 is a one-year certificate of deposit with a maturity date of November 12, 2010.

Concentration of Credit Risk

At March 31, 2010 and December 31, 2009, our cash deposits, temporary cash investments and certificate of deposit were maintained at one high credit quality financial institution. At times, our cash and cash equivalents and certificate of deposit may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

Recently Adopted Accounting Pronouncements

Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”), originally issued as Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” amends the guidance on variable interest entities in Accounting Standards Codification (“ASC”) 810.  ASC 810 eliminates exceptions in FASB Interpretation (“FIN”) No. 46(R) to a consolidating qualifying special-purpose entity, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  ASU 2009-17 also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R).  The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.  In February 2010, the FASB issued ASU 2010-10 that indefinitely defers the consolidation requirements of ASU 2009-17 for reporting enterprises’ interests in entities that either have all of the characteristics of investment companies or that apply measurement principles for financial reporting purposes that are consistent with those that apply to investment companies based on acceptable industry practice, provided that other specified conditions are met.  ASU 2009-17 and ASU 2010-10 became effective for us on January 1, 2010.  The adoption of ASU 2009-17 and ASU 2010-10 did not have any impact on our financial statements or results of operations.

ASU 2010-06, “Improving Disclosures about Fair Value,” (“ASU 2010-06”) amends ASC 820 to require reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  ASU 2010-06 also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques.  With the exception of the detailed Level 3 roll forward disclosures, we adopted the guidance of ASU 2010-06 effective January 1, 2010.  The adoption of ASU 2010-06 did not impact our financial position or results of operations.

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

Note 3 – Share–Based Payment

Share-based payment compensation is attributable to the granting of stock options and awarding of shares of restricted stock, and vesting of these options and shares of restricted stock over the remaining requisite service period.  Compensation expense attributable to share-based compensation during the three months ended March 31, 2010 and 2009 was $167,000 and $194,000, respectively.

In connection with the resignation of a director in January 2010, 12,369 shares of restricted stock and approximately 16,200 unvested options were forfeited, which resulted in a reversal of $15,000 in share-based compensation expense in the three months ended March 31, 2010.

Note 4 - Net income per common share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders (which equals our net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents.  During the three months ended March 31, 2010, outstanding options to purchase an aggregate of approximately 1,912,000 shares of common stock were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.  Due to the net loss for the three months ended March 31, 2009, all potentially dilutive common stock equivalents of approximately 2,500,000 stock options and restricted stock awards were excluded because their inclusion would have been anti-dilutive.

The following table sets forth the amounts used in the computation of basic and diluted EPS:

	Three months ended March 31,
	2010	2009
Numerator for diluted EPS calculation:
Net income (loss)	$463,000	$(232,000)

Denominator for diluted EPS calculation:
Weighted average shares outstanding - Basic	13,595,000	13,560,000
Effect of dilutive stock options	186,000
Effect of restricted stock awards	201,000	-
	13,982,000	13,560,000

Basic and diluted EPS	$0.03	$(0.02)

Note 5 – Inventories

The following table sets forth the cost basis of each major class of inventory as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Raw material and subassemblies	$1,015,000	$949,000
Inventory in transit	147,000	364,000
Finished goods	8,999,000	6,731,000
	$10,161,000	$8,044,000
Inventories are net of a reserve of $863,000 and $753,000 at March 31, 2010 and December 31, 2009, respectively.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 6 – Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset.  The following table sets forth the amounts of each major class of property, plant and equipment as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Land	$1,244,000	$1,244,000
Building and building improvements	4,307,000	4,307,000
Construction in progress	151,000	147,000
Machinery and equipment	7,419,000	7,901,000
Computer hardware and software	843,000	839,000
Office furniture, fixtures, equipment and other	730,000	730,000
	$14,694,000	$15,168,000
Less: accumulated depreciation and amortization	(6,855,000)	(7,148,000)
	$7,839,000	$8,020,000

Depreciation and amortization of plant and equipment was $345,000 and $439,000 for the three months ended March 31, 2010 and 2009, respectively.

We recorded a loss on disposal of capital assets of approximately $19,000 for the three months ended March 31, 2009 related to the disposal of obsolete equipment.  These charges are included in selling, general and administrative expenses.

As of March 31, 2010 and December 31, 2009, we had costs of $151,000 and $147,000, respectively classified as construction in progress for the development of machinery and equipment.  The machinery was not in service at either date and is therefore not being depreciated.

Note 7 – Credit Facility

In December 2008, we entered into an amended credit agreement with JP Morgan Chase Bank, N.A. (the “amended agreement”) which replaced a $5,000,000 credit facility that was expiring.  Under the amended agreement, we are entitled to borrow from the bank up to $5,000,000 in the aggregate at any one time outstanding, but limited to a borrowing base, in general, equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1,500,000. As of March 31, 2010, our borrowing base was approximately $4,300,000.  Loans under the amended agreement mature on December 31, 2010.  We had no borrowings outstanding under the credit agreement as of March 31, 2010 or December 31, 2009.

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

The amended agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The amended agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $35,300,000, a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0.  As of March 31, 2010, we were in compliance with all financial covenants in the amended agreement.

Note 8 – Income Taxes

For the three months ended March 31, 2010 and 2009, our income tax provision consisted of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect for the full year.  That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been expensed for financial statement purposes, state taxes and additionally, in the 2009 period, an increase in the valuation allowance against deferred tax assets for our estimate of state net operating losses that will expire unutilized.

We do not expect that our unrecognized tax benefits will significantly change within the next twelve months.  We file a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions.  There have not been any past tax examinations nor are there any current tax examinations in progress.  Accordingly, as of March 31, 2010, we remain subject to examination in applicable tax jurisdictions for the relevant statute of limitations periods.

Note 9- Significant Customers

The following customers accounted for 10% or more of our consolidated net sales during at least one of the periods presented below:

	Three months ended March 31,
	2010	2009
Customer A	34%	25%
Customer B	10%	12%
Customer C	10%	10%
Customer D	11%	27%

As of March 31, 2010, two customers accounted for approximately 42% and 10% of accounts receivable, and as of December 31, 2009, three customers accounted for approximately 34%, 12% and 10% of accounts receivable.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 10 – Litigation

In February 2009, a lawsuit was filed in Puerto Rico by a former sales representative against us.  The complaint alleges that we terminated our relationship with the former sales representative without just cause and is seeking $1,400,000 in damages, plus attorney’s fees and costs.  We are defending this case vigorously.

In November 2009 and February 2010, the respective Courts dismissed two separate lawsuits instituted against us and each member of our Board of Directors in Suffolk County, New York and the State of Delaware in May 2009 and June 2009, respectively, arising from an unsolicited expression of interest to acquire all our outstanding shares of common stock for $1.00 per share.  We rejected this expression of interest as inadequate and not in the best interest of us or our stockholders on July 20, 2009.  The actions, which were similar, sought class action status, and, in general, alleged that our Board of Directors violated the fiduciary duties owed by them to us and our public stockholders in connection with the transaction contemplated in the expression of interest.  These actions sought, in general, equitable relief compelling our Board to properly exercise its fiduciary duty to consider whether the transaction contemplated in the expression of interest or an alternate transaction maximizes shareholder value, plus attorneys’ fees, costs and expenses.

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

Overview

Business

Tii Network Technologies, Inc. and subsidiaries (together, “Tii,” the “company,” “we,” “us” or “our”) design, manufacture and sell products to service providers in the communications industry for use in their networks.  We sell our products through a network of sales channels, principally to telephone operating companies (“Telcos”), multi-system operators (“MSOs”) of communications services, including cable and satellite service providers, and original equipment manufacturers ("OEMs").  Our products are typically found in the Telcos’ Central Office, outdoors in the service providers’ distribution network, at the interface where the service providers’ network connects to the users’ network, and inside the users’ home or apartment, and are critical to the successful delivery of voice and broadband communication services.

Results of Operations

The following table sets forth certain statement of operations information in thousands of dollars and as a percentage of net sales for the periods indicated, except “Income tax provision,” (which is stated as a percentage of “income (loss) before income taxes”), as well as the dollar increase or decrease between the periods and the percentage of the dollar increase or decrease:

	Three months ended March 31,
(in thousands)	2010		2009
	Amount	% of Net sales (except as noted above)	Amount	% of Net sales (except as noted above)	Dollar increase (decrease)	Percent change
Net sales	$7,743	100.0%	$5,749	100.0%	$1,994	34.7%
Cost of sales	4,552	58.8%	3,622	63.0%	930	25.7%
Gross profit	3,191	41.2%	2,127	37.0%	1,064	50.0%

Operating expenses:
Selling, general and administrative	2,049	26.5%	1,884	32.8%	165	8.8%
Research and development	385	5.0%	439	7.6%	(54)	-12.3%
Total operating expenses	2,434	31.4%	2,323	40.4%	111	4.8%

Operating income (loss)	757	9.8%	(196)	-3.4%	953	486.2%

Interest income	6	0.1%	3	0.1%	3	100.0%

Income (loss) before income taxes	763	9.9%	(193)	-3.4%	956	495.3%
Income tax provision	300	39.3%	39	-20.2%	261	669.2%
Net income (loss)	$463	6.0%	$(232)	-4.0%	$695	299.6%

Net sales for the three months ended March 31, 2010 were $7,743,000 compared to $5,749,000 for the comparable prior year period, an increase of $1,994,000 or 34.7%.  The sales growth was primarily due to an increase in sales of our network interface device and connectivity products as a result of both improvements in economic activity, which has positively impacted the markets for our products, and sales to new customers in the current period.

Gross profit for the three months ended March 31, 2010 was $3,191,000 compared to $2,127,000 for the comparable prior year period, an increase of $1,064,000 or 50.0%, which was primarily due to the increase in sales in the current period.  Gross profit margin improved from 37.0% for the three months ended March 31, 2009 to 41.2% for the three months ended March 31, 2010, which was primarily attributable to consistent fixed cost levels in the 2010 period compared to the 2009 period on higher sales in the 2010 period, which improved absorption of these costs.

Selling, general and administrative expenses for the three months ended March 31, 2010 were $2,049,000 compared to $1,884,000 for the comparable prior year period, an increase of $165,000 or 8.8%.  The increase in the 2010 period was primarily attributable to increases in professional fees and sales commissions, partially offset by various other decreases in expenses, each of which is individually not significant.

Research and development expenses for the three months ended March 31, 2010 were $385,000 compared to $439,000 for the comparable prior year period, a decrease of $54,000 or 12.3%. The decrease was primarily attributable to a decrease in product development expenses during the current year period.

During the three months ended March 31, 2010 and 2009, we recorded a provision for income taxes of $300,000 and $39,000, respectively.  Our income tax provision for each period consists of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year.  That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been recognized for financial statement purposes, and state taxes.  In the 2009 period, we recorded a provision for taxes even though we had a pre-tax loss due to an increase in the valuation allowance against deferred tax assets for our then estimate of state net operating losses that expired unutilized on December 31, 2009.

Impact of Inflation

We do not believe our business is affected by inflation to a greater extent than the general economy.  Our products contain a significant amount of plastic that is petroleum based. We import most of our products from contract manufacturers, principally in Malaysia and China, and fuel costs are, therefore, a significant component of transportation costs to obtain delivery of products.  Accordingly, an increase in petroleum prices can potentially increase the cost of our products.   Increased labor costs in the countries in which our contract manufacturers produce products for us and a continuing increase in the cost of precious metals could also increase the cost of our products. We monitor the impact of inflation and attempt to adjust prices where market conditions permit, except that we may not increase prices under our general supply agreement with Verizon Services Corp and Team Alliance, Inc.  Inflation has not had a significant effect on our operations during any of the reported periods.

Liquidity and Capital Resources

As of March 31, 2010, we had $22,883,000 of working capital, which included $11,609,000 of cash, cash equivalents and a certificate of deposit, and our current ratio was 7.2 to 1.

During the three months ended March 31, 2010, our cash flows from operations used $358,000, primarily to support a $2,117,000 increase in inventory to fulfill anticipated sales and an $84,000 increase in accounts receivable, offset, in part, by cash profitability before non-cash expenses for depreciation and amortization, deferred taxes and share-based compensation of $1,247,000 and an increase in accounts payable and accrued liabilities of $594,000.  During the three months ended March 31, 2009, our cash flows from operations provided cash of $1,379,000, primarily due to a decrease in accounts receivable of $1,075,000, a decrease in inventory of $678,000 and cash profitability before non-cash expenses for depreciation and amortization, share-based compensation and deferred taxes of $454,000, partially offset by an $823,000 decrease in accounts payable and accrued liabilities.

Investing activities in the 2010 three month period used cash of $162,000, for capital expenditures, primarily for machinery and equipment used in the development of products, as compared to $126,000 used for this purpose in the similar 2009 period.  There was no cash provided by or used in financing activities in the first three months of 2010 or 2009.

In December 2008, we entered into an amended credit agreement with JP Morgan Chase Bank, N.A. (the “amended agreement”) which replaced a $5,000,000 credit facility that was expiring.  Under the amended agreement, we are entitled to borrow from the bank up to $5,000,000 in the aggregate at any one time outstanding, but limited to a borrowing base, in general, equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1,500,000. As of March 31, 2010, our borrowing base was approximately $4,300,000.  Loans under the amended agreement mature on December 31, 2010.  We had no borrowings outstanding under the amended agreement as of March 31, 2010 or December 31, 2009.

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

The amended agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The amended agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $35,300,000, a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0. As of March 31, 2010, we were in compliance with all financial covenants in the amended agreement.

We believe that existing cash, together with internally generated funds and the available line of credit, will be sufficient for our working capital requirements and capital expenditure needs for at least the next twelve months.

Seasonality

Our operations are subject to seasonal variations primarily due to the fact that our principal products, NIDs, are typically installed on the side of homes.  During the hurricane season, sales may increase depending upon the severity and location of hurricanes and the number of NIDs that are damaged and need replacement.  Conversely, during winter months when severe weather hinders or delays the Telco's installation and maintenance of their outside plant network, NID sales have been adversely affected until replacements can be installed, at which time sales may increase.

Off Balance Sheet Financing

We have no off-balance sheet contractual arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments.  A summary of our most critical accounting policies can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for year ended December 31, 2009.  We regularly evaluate items which may impact our critical accounting estimates and judgments.  During the three months ended March 31, 2010, we did not update our critical accounting policies.

Recently Adopted Accounting Pronouncements

Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”), originally issued as Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” amends the guidance on variable interest entities in Accounting Standards Codification (“ASC”) 810.  ASC 810 eliminates exceptions in Financial Interpretation (“FIN”) No. 46(R) to a consolidating qualifying special-purpose entity, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  ASU 2009-17 also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R).  The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.  In February 2010, the FASB issued ASU 2010-10 that indefinitely defers the consolidation requirements of ASU 2009-17 for reporting enterprises’ interests in entities that either have all of the characteristics of investment companies or that apply measurement principles for financial reporting purposes that are consistent with those that apply to investment companies based on acceptable industry practice, provided that other specified conditions are met.  ASU 2009-17 and ASU 2010-10 became effective for us on January 1, 2010.  The adoption of ASU 2009-17 and ASU 2010-10 did not have any impact on our financial statements or results of operations.

ASU 2010-06, “Improving Disclosures about Fair Value,” (“ASU 2010-06”) amends ASC 820 to require reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  ASU 2010-06 also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques.  With the exception of the detailed Level 3 roll forward disclosures, we adopted the guidance of ASU 2010-06 effective January 1, 2010.  The adoption of ASU 2010-06 did not impact our financial position or results of operations.

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
•
potential changes in customers’ spending and purchasing policies and practices, which are effected by customers’ internal budgetary allotments that have been, and may continue to be, impacted by the current economic climate, particularly in the United States;

•	pressures from customers to reduce pricing without achieving a commensurate reduction in costs;
•
the ability to market and sell products to new markets beyond our principal copper-based telephone operating company (“Telco”) market which has been declining over the last several years, due principally to the impact of alternate technologies;

•	the ability to timely develop products and adapt our existing products to address technological changes, including changes in our principal market;
•	exposure to increases in the cost of our products, including increases in the cost of our petroleum-based plastic products and precious metals;
•	competition in our principal market and new markets into which we have been seeking to expand;
•	dependence on, and ability to retain, our “as-ordered” general supply agreements with our largest customer and our ability to win new contracts (see “Business – Marketing and Sales”);
•	dependence on third parties for certain product development (see “Business – Product Development”);
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

Item 3     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes in interest rates.  The interest payable under our credit facility, under which there were no borrowings outstanding as of March 31, 2010, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates.  Historically, the effects of movements in the market interest rates have been immaterial to our consolidated operating results, as we have not borrowed to any significant degree.

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

Item 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management, with the participation of our President and Principal Executive Officer and our Vice President-Finance and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, these officers concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                 Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009, in February 2010, the Court dismissed the action instituted on June 15, 2009 in the Court of Chancery of the State of Delaware by Vladimir Gusinsky, a purported stockholder of Tii, individually and on behalf of all others similarly situated, against Tii and each member of our Board of Directors.  The action arose out of an unsolicited expression of interest to acquire all our outstanding shares of common stock for $1.00 per share.  We rejected this expression of interest as inadequate and not in the best interest of Tii or our stockholders on July 20, 2009.  The action sought class action status and, in general, alleged that our Board of Directors violated the fiduciary duties owed by them to us and our public shareholders in connection with the transaction contemplated in the expression of interest.  The action sought, in general, equitable relief compelling our Board to properly exercise its fiduciary duty to consider whether the transaction contemplated in the expression of interest or an alternate transaction maximizes shareholder value, plus attorneys’ fees, costs and expenses.

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

TII NETWORK TECHNOLOGIES, INC.
Date: May 17, 2010	By: /s/ Jennifer E. Katsch Jennifer E. Katsch Vice President-Finance, Treasurer and Chief Financial Officer

Exhibit Index

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.