Form 10-Q
period 2010-06-30
TII NETWORK TECHNOLOGIES, INC.
filed 2010-08-16
CIK 277928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

[Missing Graphic Reference]

FORM 10-Q

[Missing Graphic Reference]

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes ☐        No ☒

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of August 10, 2010 was 14,485,847

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,144	$5,129
Certificate of deposit	-	7,000
Accounts receivable, net of allowance of $99 and $82 at June 30, 2010 and December 31, 2009, respectively	7,103	3,468
Other receivable	605	-
Inventories, net	12,204	8,044
Deferred tax assets, net	1,614	1,100
Other current assets	890	235
Total current assets	25,560	24,976

Property, plant and equipment, net	8,948	8,020
Deferred tax assets, net	7,495	7,791
Intangible assets, net	1,029	-
Goodwill	5,469	-
Other assets, net	220	175
Total assets	$48,721	$40,962

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,646	$2,429
Accrued liabilities	1,651	688
Other current liabilities	492	-
Total current liabilities	9,789	3,117

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized; 14,503,484 shares issued and 14,485,847 shares outstanding as of June 30, 2010, and 14,240,853 shares issued and 14,223,216 shares outstanding as of December 31, 2009	142	143
Additional paid-in capital	43,404	43,050
Accumulated deficit	(4,412)	(5,067)
Accumulated other comprehensive income - foreign currency translation	79	-
	39,213	38,126
Less: Treasury shares, at cost, 17,637 common shares at June 30, 2010 and December 31, 2009	(281)	(281)
Total stockholders' equity	38,932	37,845

Total liabilities and stockholders' equity	$48,721	$40,962

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPRENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net sales	$10,345	$6,494	$18,088	$12,243
Cost of sales	6,682	4,252	11,234	7,874
Gross profit	3,663	2,242	6,854	4,369

Operating expenses:
Selling, general and administrative (including acquisition-related expenses of $607 and $744 in the three and six months ended June 30, 2010, respectively)	2,853	1,765	4,902	3,649
Research and development	487	396	872	834
Total operating expenses	3,340	2,161	5,774	4,483

Operating income (loss)	323	81	1,080	(114)

Interest expense	-	(2)	-	(2)
Interest income	3	4	9	6

Income (loss) before income taxes	326	83	1,089	(110)

Income tax provision	134	36	434	75

Net income (loss)	$192	$47	$655	$(185)

Foreign currency translation adjustment	79	-	79	-

Comprehensive income (loss)	$271	$47	$734	$(185)

Net income (loss) per common share:
Basic and Diluted	$0.01	$0.00	$0.05	$(0.01)

Weighted average common shares outstanding:
Basic	13,677	13,575	13,636	13,568
Diluted	14,316	13,738	14,149	13,568

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance January 1, 2010	14,223,216	$143	$43,050	$(5,067)	$-	$(281)	$37,845
Share-based compensation	-	-	354	-	-	-	354
Restricted shares forfeited	(12,369)	(1)	-	-	-	-	(1)
Restricted shares issued	275,000	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	79	-	79
Net income for the six months ended June 30, 2010	-	-	-	655	-	-	655
Balance June 30, 2010	14,485,847	$142	$43,404	$(4,412)	$79	$(281)	$38,932

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$655	$(185)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	715	828
Share-based compensation	354	385
Deferred income taxes	338	68
Loss on write-offs and disposals of capital assets	-	19
Changes in operating assets and liabilities:
Accounts receivable	(2,070)	889
Other receivable	625	-
Inventories	(3,889)	1,336
Other assets	(353)	(69)
Accounts payable, accrued liabilities, and other current liabilities	2,384	(463)
Net cash (used in) provided by operating activities	(1,241)	2,808

Cash Flows from Investing Activities
Capital expenditures	(600)	(239)
Redemption of certificate of deposit	7,000	-
Net cash paid for the acquisition of the
Copper Products Division of Porta Systems Corp. (See Note 2)	(7,150)	-
Net cash used in investing activities	(750)	(239)

Cash Flows from Financing Activities
Repayment of short term debt	-	(71)

Net effect of exchange rate changes on cash	6	-

Net (decrease) increase in cash and cash equivalents	(1,985)	2,498

Cash and cash equivalents, at beginning of period	5,129	8,282

Cash and cash equivalents, at end of period	$3,144	$10,780

Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable	$6	$15

Insurance premiums financed with short term debt	$-	$242

Issuance of common stock	$-	$2

Supplemental Cash Flow Information
Cash paid during the period for interest	$-	$3

Cash paid during the period for income taxes	$27	$9

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

Subsequent Events

We have evaluated all events or transactions that occurred subsequent to June 30, 2010 through the date the financial statements were issued and no reportable subsequent events were noted that were not disclosed in the financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our more significant estimates include the valuation of accounts receivable, inventories and deferred income taxes, the preliminary estimated purchase price and allocation of such purchase price relating to the acquisition of the Copper Products Division of Porta Systems Corp. (the “Copper Products Division”) (see Note 2), and the fair value of share-based payments. Actual results could differ from such estimates.

Certificate of Deposit

Certificate of deposit of $7,000,000 at December 31, 2009 was a one-year certificate of deposit with a maturity date of November 12, 2010. This certificate was redeemed in May 2010 and the proceeds were used for the acquisition of the Copper Products Division.

Concentration of Credit Risk

At June 30, 2010 our cash deposits were maintained at one high credit quality financial institution.  At December 31, 2009, our cash deposits, temporary cash investments and certificate of deposit were maintained at this same institution. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Foreign Currency Translation

Our newly formed Mexican subsidiary maintains its accounting records in Mexican Pesos, which is its functional currency.  Our acquired United Kingdom subsidiary maintains its accounting records in Pound Sterling, which is its functional currency.  We translate the foreign subsidiaries’ assets and liabilities into U.S. dollars based on exchange rates at the end of the respective reporting periods and reflect the effect of foreign currency translation as a component of stockholders’ equity.  Income and expense items are translated at an average exchange rate during the period.  Transaction gains and losses are included in the determination of the results from operations.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Goodwill and Other Intangible Assets

Our acquisition of the Copper Products Division has been accounted for using the purchase method of accounting (see Note 2).  The assets and liabilities of the acquired business are recorded at their estimated fair values at the date of acquisition.  The excess of the purchase price over the estimated fair values is recorded as goodwill.  All acquisition costs were expensed as incurred.  We will measure and test goodwill and intangible assets not subject to amortization for impairment in accordance with ASC 350, “Intangible – Goodwill and Other,” at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill or intangible assets might be impaired, such as a change in business conditions.  Other intangible assets, which include customer contracts and relationships, are amortized by the straight-line method over the estimated useful lives of the related assets.  We test intangible assets that are subject to amortization for impairment at the reporting unit level at least annually based upon either a discounted cash flow or common market multiple analyses.  As of June 30, 2010, there was no impairment of goodwill and other intangible assets.

Recently Adopted Accounting Pronouncements

Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”), originally issued as Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” amends the guidance on variable interest entities in Accounting Standards Codification (“ASC”) 810.  ASC 810 eliminates exceptions in FASB Interpretation (“FIN”) No. 46(R) to a consolidating qualifying special-purpose entity, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  ASU 2009-17 also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R).  The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.  ASU 2009-17 became effective for us on January 1, 2010.  The adoption of ASU 2009-17 did not have any impact on our financial statements or results of operations.

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

Note 2 – Acquisition of the Copper Products Division of Porta Systems Corp.

On May 19, 2010, we acquired all of the assets, exclusive of cash, and assumed certain operating liabilities, primarily accounts payable and accrued expenses, of the Copper Products Division of Porta Systems Corp. for cash of $8,150,000, subject to potential purchase price adjustments, as defined in the Asset Purchase Agreement.  This acquisition was made in order to increase our sales levels, expand into key markets and acquire new products and technology.

The Copper Products Division is comprised of two wholly owned subsidiaries, one in the United Kingdom and the other in Mexico, as well as domestic assets, liabilities, sales and expenses exclusively related to copper telecommunications products.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Concurrent with this acquisition, we sold the acquired Mexican subsidiary, exclusive of customer contracts and certain machinery and equipment which we retained, to our principal contract manufacturer, which will operate this manufacturing facility.  In consideration for this sale, we received $1,000,000 from the contract manufacturer, subject to purchase price adjustments, as well as an option to reacquire up to approximately 9% of a newly formed entity that now owns the Mexican subsidiary, for a total exercise price of $100,000. We believe that the value of this option, which expires on May 18, 2011, is not material and we did not allocate a portion of the net Copper Products Division purchase price to it.

Additionally, we sold to the contract manufacturer certain raw material and component inventories, which were acquired as part of the Copper Products Division transaction, for approximately $1,230,000, subject to subsequent finalization of valuation, which will be paid as these materials are used in production.

The condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2010 include Copper Product Division sales of $1,872,000 from the acquisition date through June 30, 2010, and negligible net income for the same periods.

The following is a preliminary summary of the fair value of the net assets acquired as a result of the May 19, 2010 acquisition of the Copper Products Division, net of the concurrent sale of the Mexican manufacturing operations to our principal contract manufacturer:

Assets
Accounts receivable	$1,529,000
Other receivable	1,230,000
Inventories	253,000
Prepaid expenses and other assets	373,000
Deferred tax asset	544,000
Property and equipment	998,000
Intangible assets subject to amortization	1,040,000
Goodwill	5,469,000

Liabilities
Accounts payable	(3,400,000)
Accrued expenses	(394,000)
Estimated purchase price adjustment payable	(492,000)
$7,150,000

The preliminary estimated purchase price adjustment resulting from the sale of the Mexican manufacturing operations of $492,000 is payable by us and is included in other current liabilities as of June 30, 2010 in the accompanying condensed consolidated balance sheets.  However, the purchase price adjustments, as well as the allocation of purchase price to identifiable tangible and intangible assets and assumed liabilities have not yet been finalized.  As such, the estimate is subject to change once we make a final determination of purchase price and the fair values of tangible and intangible assets acquired and liabilities assumed, which will be completed at a later date.

Intangible assets subject to amortization, which include customer contracts and relationships, are amortized by the straight-line method over the estimated useful lives of the related assets.  The estimated useful life of the intangible assets, which is expected to approximate twelve years, is subject to the final determination of the intangible assets acquired as discussed above.  The accompanying condensed consolidated statements of operations include related amortization expense of $11,000 in the three and six month periods ended June 30, 2010. Net intangible assets as of June 30, 2010, reported in the accompanying condensed consolidated balance sheets, includes accumulated amortization of $11,000.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Pro forma revenue and net income for the three months ended June 30, 2010, calculated under the premise that the acquisition of the Copper Products Division had occurred on April 1, 2010, were $13,485,000 and $114,000 respectively.  Related basic, as well as diluted, earnings per share were $0.01

Pro forma revenue and net income for the six months ended June 30, 2010, calculated under the premise that the acquisition of the Copper Products Division had occurred on January 1, 2010, were $26,995,000 and $434,000 respectively.  Related basic, as well as diluted, earnings per share were $0.03.

Related pro forma information for the three and six months ended June 30, 2009 was deemed impracticable to obtain due to the fact that no separate financial records were maintained or prepared for the Copper Products Division for the three months ended June 30, 2009, and it was prohibitive from a cost as well as timing perspective to prepare such records.

Note 3 – Comprehensive Income (Loss)

Comprehensive income or loss includes, in addition to net income or loss, as income or loss, foreign currency translation which is included in the stockholders’ equity section of the balance sheet.  We reported comprehensive income in the amounts of $271,000 and $734,000 during the three and six month periods ended June 30, 2010, respectively.  In 2009, we reported comprehensive income of $47,000 during the three month period ended June 30, 2009 and comprehensive loss of $185,000 during the six months ended June 30, 2009.

Note 4 – Share–Based Compensation

Share-based compensation is attributable to the granting of stock options and restricted stock awards, and vesting of these options and restricted stock awards over the remaining requisite service period.  Expense attributable to share-based compensation during the three and six months ended June 30, 2010 was $187,000 and $354,000, respectively.  Expense attributable to share-based compensation during the three and six months ended June 30, 2009 was $190,000 and $385,000, respectively.

During the three months ended June 30, 2010, we granted restricted stock awards covering 100,000 shares of our common stock with a grant date fair value of $143,000 to our non-employee directors and restricted stock awards covering 175,000 shares of our common stock with a grant date fair value of $296,000 to certain employees.  All restricted stock awards granted are pursuant to our 2008 Equity Compensation Plan. The awards issued to the non-employee directors vest ratably over three years and the awards issued to employees generally vest over three to five years.

In connection with the resignation of a director in January 2010, 12,369 shares of restricted stock and approximately 16,200 unvested options were forfeited, which resulted in a reversal of $15,000 in share-based compensation expense in the six months ended June 30, 2010.

Note 5 - Net income (loss) per common share

Basic earnings (loss) per share (“EPS”) is computed by dividing income (loss) available to common stockholders (which equals our net income (loss)) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents.  During the three and six months ended June 30, 2010, outstanding options to purchase an aggregate of approximately 1,843,000, and 1,878,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.  During the three and six noths ended June 30, 2010, there were no restricted stock awards excluded from the computation of diluted earnings per share.  During the three months ended June 30, 2009, 255,000 restricted stock awards and outstanding options to purchase an aggregate of approximately 2,314,000 shares of common stock were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.  Due to the net loss for the six months ended June 30, 2009, all potentially dilutive common stock equivalents for the period, consisting of approximately 403,000 restricted stock awards and outstanding options to purchase an aggregate of approximately 2,515,000 shares of common stock were excluded because their inclusion would have been anti-dilutive.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table sets forth the amounts used in the computation of basic and diluted net earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator for diluted EPS calculation:
Net income (loss)	$192,000	$47,000	$655,000	$(185,000)

Denominator for basic EPS calculation:
Weighted average shares outstanding - Basic	13,677,000	13,575,000	13,636,000	13,568,000

Denominator for diluted EPS calculation:
Weighted average shares outstanding - Basic	13,677,000	13,575,000	13,636,000	13,568,000
Effect of dilutive stock options	204,000	114,000	195,000	-
Effect of unvested restricted stock awards	435,000	49,000	318,000	-
	14,316,000	13,738,000	14,149,000	13,568,000

Basic EPS	$0.01	$0.00	$0.05	$(0.01)

Diluted EPS	$0.01	$0.00	$0.05	$(0.01)

Note 6 – Inventories

The following table sets forth the cost basis of each major class of inventory as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Raw material and subassemblies	$1,407,000	$1,313,000
Finished goods	10,797,000	6,731,000
	$12,204,000	$8,044,000

Inventories are net of reserves of $845,000 and $753,000 at June 30, 2010 and December 31, 2009, respectively.

Note 7 – Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset.  The following table sets forth the amounts of each major class of property, plant and equipment as of June 30, 2010 and December 31, 2009:

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	June 30,	December 31,
	2010	2009
Land	$1,244,000	$1,244,000
Building and building improvements	4,307,000	4,307,000
Construction in progress	175,000	147,000
Machinery and equipment	8,793,000	7,901,000
Computer hardware and software	882,000	839,000
Office furniture, fixtures, and equipment	735,000	730,000
	$16,136,000	$15,168,000
Less: accumulated depreciation and amortization	(7,188,000)	(7,148,000)
	$8,948,000	$8,020,000

Depreciation and amortization of property, plant and equipment was $331,000 and $676,000 for the three and six months ended June 30, 2010, respectively, and $365,000 and $804,000 for the three and six months ended June 30, 2009, respectively.  These amounts included accelerated depreciation of $11,000 and $75,000 for the three and six months ended June 30, 2009, respectively, resulting from a revision to the estimate of the useful life of certain machinery and equipment, which revision was accounted for in accordance with ASC 250, “Accounting Changes and Error Corrections.” Of these amounts, $11,000 and $69,000 were included in cost of sales for the three and six months ended June 30, 2009 and the remaining $6,000 during the six months ended June 30, 2009 was included in research and development expenses.

We recorded a loss on disposal of capital assets of approximately $19,000 for the six months ended June 30, 2009 related to disposals of obsolete equipment.  These charges are included in selling, general and administrative expenses.

As of June 30, 2010 and December 31, 2009, we had costs, primarily for the development of machinery and equipment, of $175,000 and $147,000, respectively, classified as construction in progress.  The machinery was not in service at either date and is therefore not being depreciated.

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

As of June 30, 2010, our borrowing base was in excess of the amount available to borrow of $5,000,000.  Loans under the amended agreement mature on December 31, 2010.  We had no borrowings outstanding under the credit agreement as of June 30, 2010 or December 31, 2009.

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

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The amended agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The amended agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $28,500,000, a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses and losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0.  As of  June 30, 2010 and December 31, 2009, we were in compliance with all financial covenants in the amended agreement.

In May 2010, in connection with our acquisition of the Copper Product Division, we entered into an amendment to our bank credit agreement to reduce the minimum amount of tangible net worth and subordinated debt that we are required to maintain from $35,300,000 to $28,500,000.

Note 9 – Income Taxes

For the three and six months ended June 30, 2010 and 2009, our income tax provision consisted of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect for the full year.  That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been expensed for financial statement purposes, foreign tax rate differential and state taxes.

We do not expect that our unrecognized tax benefits will significantly change within the next twelve months.  We file a consolidated U.S. income tax return and tax returns in certain state, local, and foreign jurisdictions.  There are no current tax examinations in progress.  Accordingly, as of June 30, 2010, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

Note 10- Significant Customers

The following customers accounted for 10% or more of our consolidated net sales during at least one of the periods presented below:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Customer A	23%	46%	28%	36%
Customer B	*	11%	*	11%
Customer D	*	*	*	17%
Customer E	10%	*	*	*

___________________
* Amounts are less than 10%

As of June 30, 2010, two customers accounted for approximately 24% and 18% of accounts receivable, respectively, and as of December 31, 2009, three customers accounted for approximately 34%, 12% and 10% of accounts receivable, respectively.

Note 11 – Litigation

In February 2009, a lawsuit was filed in Puerto Rico by a former sales representative against us.  The complaint alleges that we terminated our relationship with the former sales representative without just cause and is seeking $1,400,000 in damages, plus attorney’s fees and costs.  We are vigorously defending this case.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

Overview

Business

Tii Network Technologies, Inc. and subsidiaries (together, “Tii,” the “company,” “we,” “us” or “our”) designs, manufactures and sells products to the service providers in the communications industry for use in their networks.  Our products are typically found in the Telco Central Office, outdoors in the service providers’ distribution network, at the interface where the service providers’ network connects to the users’ network, and inside the users’ home or apartment, and are critical to the successful delivery of voice and broadband communication services.

We sell our products through a network of sales channels, principally to telephone operating companies (“Telcos”), multi-system operators (“MSOs”) of communications services, including cable and satellite service providers, and original equipment manufacturers ("OEMs").

Recent Acquisition

On May 19, 2010, we acquired all of the assets, exclusive of cash, and assumed certain operating liabilities, primarily accounts payable and accrued expenses, of the Copper Products Division of Porta Systems Corp. (the “Copper Products Division” or “CPD”) for cash of $8,150,000, subject to potential purchase price adjustments, as defined in the Asset Purchase Agreement.  The Copper Products Division is comprised of two wholly owned subsidiaries, one in the United Kingdom and the other in Mexico, as well as domestic assets, liabiliaties, sales and expenses exclusively related to copper telecommunications products.

Concurrent with this acquisition, we sold the acquired Mexican subsidiary, exclusive of customer contracts and certain machinery and equipment which we retained, to our principal contract manufacturer, who will operate this manufacturing facility.  In consideration for this sale, we received $1,000,000 from the contract manufacturer, subject to purchase price adjustments, as well as an option to reacquire up to approximately 9% of a newly formed entity that now owns the Mexican subsidiary, for a total exercise price of $100,000. We believe that the value of this option, which expires on May 18, 2011, is not material and we did not allocate a portion of the net Copper Products Division purchase price to it.

We paid the net purchase price of $7,150,000 predominantly with the proceeds from the redemption of our $7,000,000 certificate of deposit.

Additionally, we sold to the aforementioned contract manufacturer certain raw material and component inventories, which were acquired as part of the Copper Products Division transaction, for approximately $1,230,000, subject to subsequent finalization of valuation, which will be paid as these materials are used in production.

Our financial statements for the three and six months ended June 30, 2010 includes, and the following discussion and analysis of operations reflects, the activity of the Copper Products Division since May 20, 2010.

Results of Operations

The following table sets forth certain statement of operations information as a percentage of net sales for the periods indicated (except “Income tax provision,” which is stated as a percentage of “Income (loss) before income taxes”):

	Three months ended June 30,
(dollars in thousands)	2010		2009
	Amount	% of Net sales	Amount	% of Net sales	Dollar increase (decrease)	Percent increase (decrease)
Net sales	$10,345	100.0%	$6,494	100.0%	$3,851	59.3%
Cost of sales	6,682	64.6%	4,252	65.5%	2,430	57.1%
Gross profit	3,663	35.4%	2,242	34.5%	1,421	63.4%

Operating expenses:
Selling, general and administrative	2,853	27.6%	1,765	27.2%	1,088	61.6%
Research and development	487	4.7%	396	6.1%	91	23.0%
Total operating expenses	3,340	32.3%	2,161	33.3%	1,179	54.6%

Operating income	323	3.1%	81	1.2%	242	298.8%

Interest expense	-	0.0%	(2)	0.0%	(2)	-100.0%
Interest income	3	0.0%	4	0.1%	(1)	-25.0%

Income before income taxes	326	3.2%	83	1.3%	243	292.8%
Income tax provision	134	41.1%	36	43.4%	98	272.2%
Net income	$192	1.9%	$47	0.7%	$145	308.5%

	Six months ended June 30,
(dollars in thousands)	2010		2009
	Amount	% of Net sales	Amount	% of Net sales	Dollar increase (decrease)	Percent increase (decrease)
Net sales	$18,088	100.0%	$12,243	100.0%	$5,845	47.7%
Cost of sales	11,234	62.1%	7,874	64.3%	3,360	42.7%
Gross profit	6,854	37.9%	4,369	35.7%	2,485	56.9%

Operating expenses:
Selling, general and administrative	4,902	27.1%	3,649	29.8%	1,253	34.3%
Research and development	872	4.8%	834	6.8%	38	4.6%
Total operating expenses	5,774	31.9%	4,483	36.6%	1,291	28.8%

Operating income (loss)	1,080	6.0%	(114)	-0.9%	1,194	-1047.4%

Interest expense	-	0.0%	(2)	0.0%	(2)	-100.0%
Interest income	9	0.0%	6	0.0%	3	50.0%

Income (loss) before income taxes	1,089	6.0%	(110)	-0.9%	1,199	-1090.0%
Income tax provision	434	39.9%	75	-68.2%	359	478.7%
Net income (loss)	$655	3.6%	$(185)	-1.5%	$840	-454.1%

Net sales for the three months ended June 30, 2010 were $10,345,000 compared to $6,494,000 in the comparable prior year period, an increase of $3,851,000 or 59.3%.  Net sales for the six months ended June 30, 2010 were $18,088,000 compared to $12,243,000 in the comparable prior year period, an increase of $5,845,000 or 47.7%.  The sales growth was primarily due to the sales from our newly acquired Copper Products Division, increased sales to existing customers and sales to new customers from market share gains made in the second half of last year.  Sales of $1,872,000 from the newly acquired CPD accounted for 48.6% and 32.0% of the total sales increase for the three and six month periods, respectively.

Gross profit for the three months ended June 30, 2010 was $3,663,000 compared to $2,242,000 in the prior year period, an increase of $1,421,000 or 63.4%, and gross profit margin remained relatively consistent at 35.4% in the current period compared to 34.5% in the prior period.  Gross profit for the six months ended June 30, 2010 was $6,854,000 compared to $4,369,000 in the prior year period, an increase of $2,485,000 or 56.9%, and gross profit margin increased to 37.9% from 35.7%. The improvement in gross profit margin for the six month period was primarily attributable to consistent fixed cost levels in the 2010 period compared to the 2009 period on higher sales in the 2010 period, which improved absorption of these costs.

Selling, general and administrative expenses for the three months ended June 30, 2010 were $2,853,000 compared to $1,765,000 in the comparable prior year period, an increase of $1,088,000 or 61.6%.  Selling, general and administrative expenses for the six months ended June 30, 2010 were $4,902,000 compared to $3,649,000 in the comparable prior year period, an increase of $1,253,000 or 34.3%.  The current period increases were primarily attributable to transaction and integration costs of approximately $607,000 and $744,000 incurred during the three and six months ended June 30, 2010, respectively, in connection with the CPD acquisition, increases in salaries and related benefits resulting from the CPD acquisition, and an increase in commissions resulting from the increase in sales.

Research and development expenses for the three months ended June 30, 2010 were $487,000 compared to $396,000 for the comparable prior year period, an increase of $91,000 or 23.0%. Research and development expenses for the six months ended June 30, 2010 were $872,000 compared to $834,000 in the comparable prior year period, an increase of $38,000 or 4.6%.  These increases are primarily attributable to higher product development expenses, in addition to increases in salaries and related benefits resulting from the CPD acquisition.

During the three months ended June 30, 2010 and 2009, we recorded a provision for income taxes of $134,000 and $36,000, respectively.  During the six months ended June 30, 2010 and 2009, we recorded a provision for income taxes of $434,000 and $75,000, respectively. Our income tax provision for each period consists of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year.  That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been recognized for financial statement purposes, a foreign tax rate differential and state taxes.

Impact of Inflation

We do not believe our business is affected by inflation to a greater extent than the general economy.  Our products contain a significant amount of plastic that is petroleum based. We import most of our products from contract manufacturers, principally in Malaysia, China and Mexico, and fuel costs are, therefore, a significant component of transportation costs to obtain delivery of products.  Accordingly, an increase in petroleum prices can potentially increase the cost of our products.   Increased labor costs in the countries in which our contract manufacturers produce products for us and a continuing increase in the cost of precious metals could also increase the cost of our products. We monitor the impact of inflation and attempt to adjust prices where market conditions permit, except that we may not increase prices under our general supply agreements.  Inflation has not had a significant effect on our operations during any of the reported periods.

Liquidity and Capital Resources

As of June 30, 2010, we had $15,770,000 of working capital, which included $3,144,000 of cash and cash equivalents, and our current ratio was 2.6 to 1.  As of December 31, 2009, we had $21,900,000 of working capital, which included $5,100,000 of cash and cash equivalents and a one-year $7,000,000 certificate of deposit, and our current ratio was 8.0 to 1.0.  The reduction in our working capital and current ratio since December 31, 2009 was due primarily to our purchase of the Copper Products Division from Porta Systems Corp. in May 2010, which resulted in both the use of a portion of our cash to acquire long term assets and the assumption of current liabilities of the Copper Products Division.  See our discussion of investing activities below.

The primary reason for the $1,241,000 of cash used in operating activities in the first six months of 2010 compared to the $2,808,000 cash provided by operating activities in the first six months of 2009 was a $3,889,000 increase in inventories in the 2010 period to fulfill anticipated sales, compared to a $1,336,000 reduction in inventories in the 2009 period.  Additionally there was a $2,070,000 increase in accounts receivable during the six months of 2010 compared to a $889,000 decrease in accounts receivable during the six months of 2009, due to increased sales in the current period resulting from both organic sales growth and sales resulting from the Copper Products Division acquisition.  This was partially offset by net income of $655,000 in the 2010 period, as compared to net loss of $185,000 in the 2009 period, a $625,000 reduction of the other receivable in the 2010 period, which was related to the sale of acquired inventories to our contract manufacturer, and a $2,384,000 increase in accounts payable and accrued liabilities in the 2010 period, as compared to a $463,000 decrease in accounts payable and accrued liabilities in the 2009 period, largely correlated to the increased inventory purchases.

Investing activities in the first six months of 2010 used cash of $750,000 for capital expenditures, primarily for machinery and equipment used to manufacture new products, and a net $150,000 (after redeeming a $7,000,000 certificate of deposit) paid out for the acquisition of the Copper Products Division.  During the first six months of 2009, investing activities used cash of $239,000 for capital expenditures.

There were no cash financing activities during the first six months of 2010. Financing activities in the first six months of 2009, totaling $71,000, related to repayments of insurance premiums financed with short term debt.

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

As of June 30, 2010, our borrowing base was $5,000,000.  Loans under the amended agreement mature on December 31, 2010.  We had no borrowings outstanding under the credit agreement as of June 30, 2010 or December 31, 2009.

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

The amended agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The amended agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $28,500,000, a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0. As of June 30, 2010, we were in compliance with all financial covenants in the amended agreement.

In May 2010, in connection with our acquisition of the Copper Product Division, we entered into an amendment to our bank credit agreement to reduce the minimum amount of tangible net worth and subordinated debt that we are required to maintain from $35,300,000 to $28,500,000.

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

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments.  A summary of our most critical accounting policies as they existed prior to our acquisition of the Copper Products Division can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for year ended December 31, 2009.  In addition to those critical accounting policies, as a result of our acquisition of the Copper Products Division in May 2010, we now also consider goodwill impairment estimates critical due to the significant amount of goodwill recorded on our balance sheet in connection with that acquisition and the judgment required in determining fair value amounts.  We regularly evaluate items which may impact our critical accounting estimates and judgments.

Recently Adopted Accounting Pronouncements

Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”), originally issued as Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” amends the guidance on variable interest entities in Accounting Standards Codification (“ASC”) 810.  ASC 810 eliminates exceptions in Financial Interpretation (“FIN”) No. 46(R) to a consolidating qualifying special-purpose entity, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  ASU 2009-17 also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R).  The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.  ASU 2009-17 became effective for us on January 1, 2010.  The adoption of ASU 2009-17 did not have any impact on our financial statements or results of operations.

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

Relating specifically to our recent acquisition:
•	our ability to integrate the acquired products and sales force into our business;
•	our ability to execute our plans with our manufacturing partner to improve gross margins of the acquired products; and
•	the stability of the Pound Sterling and Mexican Peso relative to the U.S. dollar exchange rate.

Relating to our overall business:
•	general economic and business conditions, especially as they pertain to the telecommunications industry;
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

•	the ability to timely develop products and adapt our existing products to address technological changes, including changes in our principal market;
•	exposure to increases in the cost of our products, including increases in the cost of our petroleum-based plastic products and precious metals;
•	the ability to obtain raw materials and components used in manufacturing our products given the supply shortages of these items resulting from increased economic activity;
•	dependence on, and ability to retain, our “as-ordered” general supply agreements with our largest customers and our ability to win new contracts;
•	dependence on third parties for certain product development;
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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes in interest rates.  The interest payable under our credit facility, under which there were no borrowings outstanding as of June 30, 2010, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates.  Historically, the effects of movements in the market interest rates have been immaterial to our consolidated operating results, as we have not borrowed to any significant degree.

Our products contain a significant amount of plastic that is petroleum based, as well as certain precious metals. We import most of our products from contract manufacturers, principally in Malaysia, China and Mexico.  An increased cost in either petroleum or certain precious metals can potentially increase the cost of our products.

Other than sales generated by our Mexico and U.K. subsidiaries, we require foreign sales to be paid in U.S. currency, and we are billed by our contract manufacturers in U.S. currency.   However, assets, liabilities and revenues generated by our Mexico and U.K. subsidiaries are denominated in Mexican Pesos and the Pound Sterling, respectively, and, accordingly, fluctuations in the exchange rate of the Mexican Peso and Pound Sterling could have a material impact on our financial position and results of operations.  Additionally, since one of our Pacific Rim suppliers is based in China, the cost of our products could be affected by changes in the valuation of the Chinese Yuan and or abnormal wage increases.

Historically, we have not purchased or entered into interest rate swaps or future, forward, option or other instruments designed to hedge against changes in interest rates, the price of materials we purchase or the value of foreign currencies.

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management, with the participation of our President and Principal Executive Officer and our Vice President-Finance and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, these officers concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to our Form 10-Q for the quarter ended March 31, 2010 for information regarding the dismissal of the action instituted on June 15, 2009 in the Court of Chancery of the State of Delaware by Vladimir Gusinsky, a purported stockholder of Tii, individually and on behalf of all others similarly situated, against Tii and each member of our Board of Directors.

Item 5.  Other Information

On May 18, 2010, in connection with our acquisition of the Copper Products Division from Porta Systems Corp., we entered into an Amendment to our Credit Agreement, dated December 15, 2006, with JPMorgan Chase Bank, N.A. pursuant to which the amount of tangible net worth and subordinated debt that we are required to maintain under the Credit Agreement was reduced from $35,300,000 to $28,500,000.

On July 8, 2005, we received a Product Purchase Agreement (the “Verizon Agreement”), which is a general supply agreement, from Verizon Services Corp. (“Verizon”) setting forth the terms under which we provide product to Verizon.  In 2008, Verizon outsourced its purchasing, distribution and warehousing functions for certain of its products to certain third parties, one of which was Team Alliance, Inc.  On May 15, 2009, we entered into a Product Purchase Agreement with Team Alliance, Inc., which effectively replaced our existing Verizon Agreement for a majority of the products covered under the Verizon Agreement.  In June 2010, we entered into an amendment to the Verizon Agreement which covers the products not transitioned to the Team Alliance Agreement and extends the term of the Verizon Agreement, as amended, until March 31, 2013.

Item 6.  Exhibits

4(a)	Amendment, dated May 18, 2010, to Credit Agreement, dated as of December 15, 2006, between JPMorgan Chase Bank, N.A. and us.

10(a)
Amendment Number 3 to Product Purchase Agreement, effective as of April 1, 2005, between us and Verizon Services Corp. (confidential treatment has been requested with respect to certain portions of this amendment).

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

Tii NETWORK TECHNOLOGIES, INC.
Date: August 16, 2010	By:	/s/ Jennifer E. Katsch
Jennifer E. Katsch Vice President-Finance, Treasurer and Chief Financial Officer

Exhibit Index

4(a)	Amendment, dated May 18, 2010, to Credit Agreement, dated as of December 15, 2006, between JPMorgan Chase Bank, N.A. and us.

10(a)
Amendment Number 3 to Product Purchase Agreement, effective as of April 1, 2005, between us and Verizon Services Corp. (confidential treatment has been requested with respect to certain portions of this amendment).

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