Form 10-Q
period 2010-09-30
TII NETWORK TECHNOLOGIES, INC.
filed 2010-11-15
CIK 277928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

_______________________

FORM 10-Q
_______________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Yes ☐        No ☒

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of November 15X, 2010 was 14,485,847

PART I. FINANCIAL INFORMATION
Item 1. Financial Statement
TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,393	$5,129
Certificate of deposit	-	7,000
Accounts receivable, net of allowance of $86 and $82 at
September 30, 2010 and December 31, 2009, respectively	11,490	3,468
Other receivable	605	-
Inventories, net	12,555	8,044
Deferred tax assets, net	1,445	1,100
Other current assets	988	235
Total current assets	28,476	24,976

Property, plant and equipment, net	9,271	8,020
Deferred tax assets, net	7,193	7,791
Intangible assets, net	1,007	-
Goodwill	5,469	-
Other assets, net	208	175
Total assets	$51,624	$40,962

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,054	$2,429
Accrued liabilities	2,079	688
Other current liabilities	492	-
Total current liabilities	11,625	3,117

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized; 14,503,484 shares issued and 14,485,847 shares outstanding as of September 30, 2010, and 14,240,853 shares issued and 14,223,216 shares outstanding as of December 31, 2009	145	143
Additional paid-in capital	43,591	43,050
Accumulated deficit	(3,597)	(5,067)
Accumulated other comprehensive income - foreign currency translation	141	-
	40,280	38,126
Less: Treasury shares, at cost, 17,637 common shares at September 30, 2010 and December 31, 2009	(281)	(281)
Total stockholders' equity	39,999	37,845

Total liabilities and stockholders' equity	$51,624	$40,962

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

Three months ended September 30,	Nine months ended September 30,
	2010	2009	2010	2009
Net sales	$18,625	$7,460	$36,713	$19,703
Cost of sales	13,905	5,237	25,139	13,110
Gross profit	4,720	2,223	11,574	6,593

Operating expenses:
Selling, general and administrative (including acquisition-related expenses of $96 and $840 in the three and nine months ended September 30, 2010, respectively)	2,788	1,767	7,690	5,417
Research and development	624	366	1,496	1,200
Total operating expenses	3,412	2,133	9,186	6,617

Operating income (loss)	1,308	90	2,388	(24)

Foreign currency transaction gain	18	-	18	-
Interest expense	-	(3)	-	(5)
Interest income	-	4	9	10

Income (loss) before income taxes	1,326	91	2,415	(19)

Income tax provision (benefit)	511	(13)	945	62

Net income (loss)	$815	$104	$1,470	$(81)

Foreign currency translation adjustment	62	-	141	-

Comprehensive income (loss)	$877	$104	$1,611	$(81)

Net income (loss) per common share:
Basic	$0.06	$0.01	$0.11	$(0.01)

Diluted	$0.06	$0.01	$0.10	$(0.01)

Weighted average common shares outstanding:
Basic	13,712	13,595	13,662	13,577
Diluted	14,361	13,846	14,220	13,577

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance January 1, 2010	14,223,216	$143	$43,050	$(5,067)	$-	$(281)	$37,845
Share-based compensation	-	-	544	-	-	-	544
Restricted shares forfeited	(12,369)	(1)	-	-	-	-	(1)
Restricted shares issued	275,000	3	(3)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	141	-	141
Net income for the nine months ended September 30, 2010	-	-	-	1,470	-	-	1,470
Balance September 30, 2010	14,485,847	$145	$43,591	$(3,597)	$141	$(281)	$39,999

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$1,470	$(81)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	1,118	1,212
Share-based compensation	544	577
Deferred income taxes	789	47
Loss on write-offs and disposals of capital assets	-	19
Changes in operating assets and liabilities:
Accounts receivable	(6,491)	1,781
Inventories	(3,037)	1,584
Other assets	(451)	(89)
Accounts payable, accrued liabilities and
other current liabilities	3,612	(246)
Net cash (used in) provided by operating activities	(2,446)	4,804

Cash Flows from Investing Activities
Capital expenditures	(1,301)	(565)
Redemption of certificate of deposit	7,000	-
Net cash paid for the acquisition of the Copper Products
Division of Porta Systems Corp. (See Note 2)	(7,150)	-
Net cash used in investing activities	(1,451)	(565)

Cash Flows from Financing Activities
Repayment of short term debt	-	(242)

Net effect of exchange rate changes on cash	161	-

Net (decrease) increase in cash and cash equivalents	(3,736)	3,997

Cash and cash equivalents, at beginning of period	5,129	8,282

Cash and cash equivalents, at end of period	$1,393	$12,279

Non-cash Investing and Financing Activities
Insurance premiums financed with short term debt	$-	$242

Issuance of common stock	$3	$2

Supplemental Cash Flow Information
Cash paid during the period for interest	$-	$5

Cash paid during the period for income taxes	$87	$9

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The unaudited interim condensed consolidated financial statements presented herein have been prepared by Tii Network Technologies, Inc. and Subsidiaries (together “Tii,” the “company,” “we,” “us,” or “our”) in accordance with U.S. generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements.  The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  The condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and other notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of operations for interim periods presented are not necessarily indicative of results of operations that might be expected for future interim periods or for the full fiscal year ending December 31, 2010.

Subsequent Events

We have evaluated all events or transactions that occurred subsequent to September 30, 2010 through the date the financial statements were issued and no reportable subsequent events were noted that are not disclosed in the financial statements.

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

Certificate of Deposit

The certificate of deposit of $7,000,000 at December 31, 2009 was a one-year certificate of deposit with a maturity date of November 12, 2010. This certificate was redeemed in May 2010 and the proceeds were used for the acquisition of the Copper Products Division.

Concentration of Credit Risk

At September 30, 2010, our cash deposits were maintained at two high credit quality financial institutions.  At December 31, 2009, our cash deposits, temporary cash investments and certificate of deposit were maintained at one of those institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

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

Goodwill and Other Intangible Assets

Our acquisition of the Copper Products Division has been accounted for using the purchase method of accounting (see Note 2).  The assets and liabilities of the acquired business are recorded at their estimated fair values at the date of acquisition.  The excess of the purchase price over the estimated fair values is recorded as goodwill.  All acquisition costs were expensed as incurred.  We will measure and test goodwill and intangible assets not subject to amortization for impairment in accordance with ASC 350, “Intangible – Goodwill and Other,” at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill or intangible assets might be impaired, such as a change in business conditions.  Other intangible assets, which include customer contracts and relationships, are amortized by the straight-line method over the estimated useful lives of the related assets.  We test intangible assets that are subject to amortization for impairment at the reporting unit level at least annually based upon either a discounted cash flow or common market multiple analyses.  As of September 30, 2010, there was no impairment of goodwill and other intangible assets.

Recently Adopted Accounting Pronouncements

Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”), originally issued as Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R),” amends the guidance on variable interest entities in Accounting Standards Codification (“ASC”) 810.  ASC 810 eliminates exceptions in FASB Interpretation (“FIN”) No. 46(R) to a consolidating qualifying special-purpose entity, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  ASU 2009-17 also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R).  The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.  ASU 2009-17 became effective for us on January 1, 2010.  The adoption of ASU 2009-17 did not have any impact on our financial statements or results of operations.

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

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements, “which amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements.  The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables.  We adopted this accounting guidance beginning July 1, 2010. The adoption of ASU 2009-13 did not impact our financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) - Certain Revenue Arrangements That Include Software Elements,” which changes the accounting model for revenue arrangements that include both tangible products and software elements that function together to deliver the product’s essential functionality.  The accounting guidance is designed to more closely reflect the underlying economics of these transactions.  We adopted this guidance beginning July 1, 2010. The adoption of ASU 2009-14 did not have a material impact on our financial position or results of operations.

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

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2010 include Copper Product Division sales of $7,530,000 and $9,400,000, respectively, and Copper Product Division net income of approximately $350,000 and $300,000, respectively.

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
$7,150,000

The preliminary estimated purchase price adjustment resulting from the sale of the Mexican manufacturing operations of $492,000 is payable by us and is accounts payable to our principal contract manufacturer as of September 30, 2010 in the accompanying condensed consolidated balance sheets.  However, the purchase price adjustments, as well as the allocation of purchase price to identifiable tangible and intangible assets and assumed liabilities, have not yet been finalized.  As such, the estimate is subject to change once we make a final determination of purchase price and the fair values of tangible and intangible assets acquired and liabilities assumed, which will be completed at a later date.

Intangible assets subject to amortization, which include customer contracts and relationships, are amortized by the straight-line method over the estimated useful lives of the related assets.  The estimated useful life of the intangible assets, which is expected to approximate twelve years, is subject to the final determination of the intangible assets acquired as discussed above.  The accompanying condensed consolidated statements of operations include related amortization expense of $22,000 and $33,000 in the three and nine month periods ended September 30, 2010, respectively. Net intangible assets as of September 30, 2010, reported in the accompanying condensed consolidated balance sheets, includes accumulated amortization of $33,000.

Pro forma sales and net income for the nine months ended September 30, 2010, calculated under the premise that the acquisition of the Copper Products Division had occurred on January 1, 2010, were $45,620,000 and $1,249,000 respectively.  Related basic, as well as diluted, pro forma earnings per share were $0.09.

Related pro forma information for the three and nine months ended September 30, 2009 was deemed impracticable to obtain due to the fact that no separate financial records were maintained or prepared by Porta Systems Corp. for the Copper Products Division for the three months ended September 30, 2009, and it was prohibitive from a cost as well as timing perspective to prepare such records.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 – Comprehensive Income (Loss)

Comprehensive income or loss includes, in addition to net income or loss, as income or loss, foreign currency translation which is included in the stockholders’ equity section of the balance sheet.  We reported comprehensive income in the amounts of $877,000 and $1,611,000 during the three and nine month periods ended September 30, 2010, respectively.  In 2009, we reported comprehensive income of $104,000 during the three month period ended September 30, 2009 and comprehensive loss of $81,000 during the nine months ended September 30, 2009.

Note 4 – Share–Based Compensation

Share-based compensation is attributable to the granting of stock options and restricted stock awards, and vesting of these options and restricted stock awards over the remaining requisite service period.  Expense attributable to share-based compensation during the three and nine months ended September 30, 2010 was $190,000 and $544,000, respectively.  Expense attributable to share-based compensation during the three and nine months ended September 30, 2009 was $192,000 and $577,000, respectively.

During the nine months ended September 30, 2010, we granted restricted stock awards covering 100,000 shares of our common stock with a grant date fair value of $143,000 to our non-employee directors and restricted stock awards covering 175,000 shares of our common stock with a grant date fair value of $296,000 to certain employees.  All restricted stock awards granted are pursuant to our 2008 Equity Compensation Plan. The awards issued to the non-employee directors vest ratably over three years and the awards issued to employees generally vest over three to five years.

In connection with the resignation of a director in January 2010, 12,369 shares of restricted stock and approximately 16,200 unvested options were forfeited, which resulted in a reversal of $15,000 in share-based compensation expense in the nine months ended September 30, 2010.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator for diluted EPS calculation:
Net income (loss)	$815,000	$104,000	$1,470,000	$(81,000)

Denominator for basic EPS calculation:
Weighted average shares outstanding - Basic	13,712,000	13,595,000	13,662,000	13,577,000

Denominator for diluted EPS calculation:
Weighted average shares outstanding - Basic	13,712,000	13,595,000	13,662,000	13,577,000
Effect of dilutive stock options	197,000	142,000	196,000	-
Effect of unvested restricted stock awards	452,000	109,000	362,000	-
Balance September 30, 2010	14,361,000	13,846,000	14,220,000	13,577,000

Basic EPS	$0.06	$0.01	$0.11	$(0.01)

Diluted EPS	$0.06	$0.01	$0.10	$(0.01)

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth restricted stock awards and outstanding options to purchase shares of common stock which were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Restricted stock awards	175,000	175,000	58,000	403,000
Outstanding stock options	1,742,000	2,139,000	1,832,000	2,485,000
	1,917,000	2,314,000	1,890,000	2,888,000

Note 6 – Inventories

The following table sets forth the cost basis of each major class of inventory as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Raw material and subassemblies	$1,189,000	$1,313,000
Finished goods	11,366,000	6,731,000
	$12,555,000	$8,044,000

Inventories are net of reserves of $929,000 and $753,000 at September 30, 2010 and December 31, 2009, respectively.

Note 7 – Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset.  The following table sets forth the amounts of each major class of property, plant and equipment as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Land	$1,244,000	$1,244,000
Building and building improvements	4,307,000	4,307,000
Construction in progress	117,000	147,000
Machinery and equipment	9,495,000	7,901,000
Computer hardware and software	900,000	839,000
Office furniture, fixtures and equipment	745,000	730,000
	$16,808,000	$15,168,000
Less: accumulated depreciation and amortization	(7,537,000)	(7,148,000)
	$9,271,000	$8,020,000

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Depreciation and amortization of property, plant and equipment was $355,000 and $1,049,000 for the three and nine months ended September 30, 2010, respectively, and $371,000 and $1,175,000 for the three and nine months ended September 30, 2009, respectively.  These amounts included accelerated depreciation of $8,000 and $83,000 for the three and nine months ended September 30, 2009, respectively, resulting from a revision to the estimate of the useful life of certain machinery and equipment, which revision was accounted for in accordance with ASC 250, “Accounting Changes and Error Corrections.” Of these amounts, $8,000 and $77,000 were included in cost of sales for the three and nine months ended September 30, 2009 and the remaining $6,000 during the nine months ended September 30, 2009 was included in research and development expenses.

We recorded a loss on disposal of capital assets of approximately $19,000 for the nine months ended September 30, 2009 related to disposals of obsolete equipment.  These charges are included in selling, general and administrative expenses.

As of September 30, 2010 and December 31, 2009, we had costs, primarily for the development of machinery and equipment, of $117,000 and $147,000, respectively, classified as construction in progress.  The machinery was not in service at either date and is therefore not being depreciated.

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

As of September 30, 2010, our borrowing base was in excess of the amount available to borrow of $5,000,000.  Any loans under the amended agreement would mature on December 31, 2010.  We had no borrowings outstanding under the credit agreement as of September 30, 2010 or December 31, 2009.

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

The amended agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The amended agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $28,500,000, a ratio of net income before interest expense and taxes

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses and losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0.  As of September 30, 2010 and December 31, 2009, we were in compliance with all financial covenants in the amended agreement.

In May 2010, in connection with our acquisition of the Copper Product Division, we entered into an amendment to our bank credit agreement to reduce the minimum amount of tangible net worth and subordinated debt that we are required to maintain from $35,300,000 to $28,500,000.

Note 9 – Income Taxes

For the three and nine months ended September 30, 2010 and 2009, our income tax provision consisted of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect for the full year.  That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been expensed for financial statement purposes, foreign tax rate differential and state taxes.

We do not expect that our unrecognized tax benefits will significantly change within the next twelve months.  We file a consolidated U.S. income tax return and tax returns in certain state, local, and foreign jurisdictions.  There are no current tax examinations in progress.  Accordingly, as of September 30, 2010, we remain subject to examination in all tax jurisdictions for all relevant jurisdictional statutes.

Note 10- Significant Customers

The following customers accounted for 10% or more of our consolidated net sales during at least one of the periods presented below:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Customer A	15%	38%	21%	37%
Customer B	*	12%	*	11%
Customer D	*	10%	*	15%
Customer E	26%	*	16%	*

* Amounts are less than 10%

As of September 30, 2010, three customers accounted for approximately 21%, 18% and 13% of accounts receivable, respectively, and as of December 31, 2009, three customers accounted for approximately 34%, 12% and 10% of accounts receivable, respectively.

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

Overview

Business

Tii Network Technologies, Inc. and subsidiaries (together, “Tii,” the “company,” “we,” “us” or “our”) designs, manufactures and sells products to the service providers in the communications industry for use in their networks.  Our products are typically found in telephone operating companies (“Telcos”) central offices, outdoors in the service providers’ distribution network, at the interface where the service providers’ network connects to the users’ network, and inside the users’ home or apartment, and are critical to the successful delivery of voice and broadband communication services.

We sell our products through a network of sales channels, principally to Telcos, multi-system operators (“MSOs”) of communications services, including cable and satellite service providers, and original equipment manufacturers ("OEMs").

Recent Acquisition

On May 19, 2010, we acquired all of the assets, exclusive of cash, and assumed certain operating liabilities, primarily accounts payable and accrued expenses, of the Copper Products Division of Porta Systems Corp. (the “Copper Products Division” or “CPD”) for cash of $8,150,000, subject to potential purchase price adjustments, as defined in the Asset Purchase Agreement.  The Copper Products Division is comprised of two wholly owned subsidiaries, one in the United Kingdom and the other in Mexico, as well as domestic assets and liabilities exclusively related to copper telecommunications products.

Concurrent with this acquisition, we sold the acquired Mexican subsidiary, exclusive of customer contracts and certain machinery and equipment which we retained, to our principal contract manufacturer, which is now operating this manufacturing facility.  In consideration for this sale, we received $1,000,000 from the contract manufacturer, subject to purchase price adjustments, as well as an option to reacquire up to approximately 9% of a newly formed entity that now owns the Mexican subsidiary, for a total exercise price of $100,000. We believe that the value of this option, which expires on May 18, 2011, is not material and we did not allocate a portion of the net Copper Products Division purchase price to it.

We paid the net purchase price of $7,150,000 predominately from the proceeds of the redemption of our $7,000,000 certificate of deposit.

Additionally, we sold to the contract manufacturer certain raw material and component inventories, which were acquired as part of the Copper Products Division transaction, for approximately $1,230,000, subject to subsequent finalization of valuation, which will be paid as these materials are used in production.

Our financial statements for the three and nine months ended September 30, 2010 includes, and the following discussion and analysis of operations reflects, the activity of the Copper Products Division since May 20, 2010.

Results of Operations

The following table sets forth certain statement of operations information as a percentage of net sales for the periods indicated (except “Income tax provision (benefit),” which is stated as a percentage of “Income (loss) before income taxes”):

	Three months ended September 30,
(dollar in thousands)	2010		2009		Dollar Increase (Decrease)	Percent Increase (Decrease)
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$18,625	100.0%	$7,460	100.0%	$11,165	149.7%
Cost of sales	13,905	74.7%	5,237	70.2%	8,668	165.5%
Gross profit	4,720	25.3%	2,223	29.8%	2,497	112.3%

Operating expenses:
Selling, general and administrative	2,788	15.0%	1,767	23.7%	1,021	57.8%
Research and development	624	3.3%	366	4.9%	258	70.5%
Total operating expenses	3,412	18.3%	2,133	28.6%	1,279	60.0%

Operating income	1,308	7.0%	90	1.2%	1,218	*

Foreign currency transaction gain	18	0.1%	-	0.0%	18	N/A
Interest expense	-	0.0%	(3)	0.0%	3	-100.0%
Interest income	-	0.0%	4	0.1%	(4)	-100.0%

Income before income taxes	1,326	7.1%	91	1.2%	1,235	*
Income tax provision (benefit)	511	38.5%	(13)	-14.3%	524	*

Net income	$815	4.4%	$104	1.4%	$711	683.7%

* Percentage increase was in excess of 1,000% for these items.

	Nine months ended September 30,
(dollar in thousands)	2010		2009		Dollar Increase (Decrease)	Percent Increase (Decrease)
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$36,713	100.0%	$19,703	100.0%	$17,010	86.3%
Cost of sales	25,139	68.5%	13,110	66.5%	12,029	91.8%
Gross profit	11,574	31.5%	6,593	33.5%	4,981	75.5%

Operating expenses:
Selling, general and administrative	7,690	20.9%	5,417	27.5%	2,273	42.0%
Research and development	1,496	4.1%	1,200	6.1%	296	24.7%
Total operating expenses	9,186	25.0%	6,617	33.6%	2,569	38.8%

Operating income (loss)	2,388	6.5%	(24)	-0.1%	2,412	*

Foreign currency transaction gain	18	0.1%	-	0.0%	18	N/A
Interest expense	-	0.0%	(5)	0.0%	5	-100.0%
Interest income	9	0.0%	10	0.1%	(1)	-10.0%

Income (loss) before income taxes	2,415	6.6%	(19)	-0.1%	2,434	*
Income tax provision	945	39.1%	62	-326.3%	883	*

Net income (loss)	$1,470	4.0%	$(81)	-0.4%	$1,551	*

* Percentage increase was in excess of 1,000% for these items.

Net sales for the three months ended September 30, 2010 were $18,625,000 compared to $7,460,000 in the comparable prior year period, an increase of $11,165,000 or 150%.  Net sales for the nine months ended September 30, 2010 were $36,713,000 compared to $19,703,000 in the comparable prior year period, an increase of $17,010,000 or 86%.  The sales growth was primarily due to the sales from our newly acquired Copper Products Division, increased sales to existing customers and sales to new customers from market share gains made in the fourth quarter of last year.  Sales from the newly acquired CPD were $7,530,000 and $9,400,000 during the three and nine months ended September 30, 2010, respectively, accounting for 67% and 55% of the total sales increase for the three and nine month periods, respectively.

Gross profit for the three months ended September 30, 2010 was $4,720,000 compared to $2,223,000 in the comparable prior year period, an increase of $2,497,000 or 112%, while our gross profit margin decreased to 25.3% in the current period compared to 29.8% in the comparable prior period.  Gross profit for the nine months ended September 30, 2010 was $11,574,000 compared to $6,593,000 in the comparable prior year period, an increase of $4,981,000 or 75%, while our gross profit margin decreased to 31.5% from 33.5%. The gross profit increases are attributable to the increase in sales in the current periods.  The gross profit margin decreases were primarily attributable to sales from our newly acquired Copper Products Division at lower margins.

Selling, general and administrative expenses for the three months ended September 30, 2010 were $2,788,000 compared to $1,767,000 in the comparable prior year period, an increase of $1,021,000 or 58%.  Selling, general and administrative expenses for the nine months ended September 30, 2010 were $7,690,000 compared to $5,417,000 in the comparable prior year period, an increase of $2,273,000 or 42%.  The current period increases were primarily attributable to additional salaries and related benefits resulting from the CPD acquisition, an increase in commissions resulting from the increase in sales, and transaction and integration costs of approximately $96,000 and $840,000 incurred during the three and nine months ended September 30, 2010, respectively, in connection with the CPD acquisition.

Research and development expenses for the three months ended September 30, 2010 were $624,000 compared to $366,000 for the comparable prior year period, an increase of $258,000 or 70%. Research and development expenses for the nine months ended September 30, 2010 were $1,496,000 compared to $1,200,000 in the comparable prior year period, an increase of $296,000 or 25%.  These increases are primarily attributable to higher product development expenses and additional salaries and related benefits resulting from the CPD acquisition.

During the three and nine months ended September 30, 2010, we recorded a provision for income taxes of $511,000 and $945,000, respectively.  During the three months ended September 30, 2009, we recorded an income tax benefit of $13,000, while during the nine months ended September 30, 2009 we recorded a provision for income taxes of $62,000. Our income tax provision for each period consists of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year.  That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been recognized for financial statement purposes, a foreign tax rate differential and state taxes.

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

Liquidity and Capital Resources

As of September 30, 2010, we had approximately $16,850,000 of working capital, which included $1,400,000 of cash and cash equivalents, and our current ratio was 2.45 to 1.  As of December 31, 2009, we had approximately $21,900,000 of working capital, which included approximately $5,100,000 of cash and cash equivalents and a one-year $7,000,000 certificate of deposit, and our current ratio was 8 to 1.  The reduction in our working capital and current ratio since December 31, 2009 was due primarily to our purchase of the Copper Products Division from Porta Systems Corp. in May 2010, which resulted in both the use of a portion of our cash to acquire long term assets and the assumption of current liabilities of the Copper Products Division.  See our discussion of investing activities below.

The primary reason for the use of $2,450,000 of cash in operating activities in the first nine months of 2010 compared to the $4,800,000 cash provided by operating activities in the first nine months of 2009 was a $3,040,000 increase in inventories in the 2010 period to fulfill anticipated sales, compared to a $1,580,000 reduction in inventories in the 2009 period.  Additionally, cash was used to support a $6,490,000 increase in accounts receivable in the 2010 period, compared to a $1,780,000 decrease in accounts receivable in the 2009 period.  The 2010 increase in accounts receivable was due to the increased sales in the current period resulting from both sales from the Copper Products Division acquisition and organic sales growth.  This was partially offset by cash provided by net income of $1,470,000 in the 2010 period, compared to a net loss of $81,000 in the 2009 period, a $790,000 increase in the amount of deferred tax assets utilized during the respective periods, and a $3,610,000 increase in accounts payable and accrued liabilities in the 2010 period, compared to a $250,000 decrease in accounts payable and accrued liabilities in the 2009 period, principally related to the increased inventory purchases.

Investing activities in the first nine months of 2010 used cash of $1,300,000 for capital expenditures, primarily for machinery and equipment used to manufacture new products, and $7,150,000 paid out for the acquisition of the Copper Products Division, of which $7,000,000 was provided by redeeming a certificate of deposit.  During the first nine months of 2009, investing activities used cash of $565,000 for capital expenditures.

There were no cash financing activities during the first nine months of 2010. Financing activities in the first nine months of 2009, provided $240,000, by financing insurance premiums with short term debt.

In December 2008, we entered into an amended credit agreement with JP Morgan Chase Bank, N.A. (the “amended agreement”) which replaced a $5,000,000 credit facility that was expiring.  Under the amended agreement, we are entitled to borrow from the bank up to $5,000,000 in the aggregate at any one time outstanding, but limited to a borrowing base, in general, equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1,500,000.  We expect to extend or replace this facility prior to December 31, 2010.

As of September 30, 2010, our borrowing base was $5,000,000.  Any loans under the amended agreement would mature on December 31, 2010.  We had no borrowings outstanding under the credit agreement as of September 30, 2010 or December 31, 2009, or at any time since we established this facility.  However, with the use of the $7,150,000 of cash and our certificate of deposit and our increased sales volume, we may be required to draw in the future under our credit facility to support increased inventories and accounts receivable.

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

The amended agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The amended agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $28,500,000, a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0. As of September 30, 2010, we were in compliance with all financial covenants in the amended agreement.

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

Off Balance Sheet Financing

We have no off-balance sheet arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

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

ASU 2010-06, “Improving Disclosures about Fair Value,” (“ASU 2010-06”) amends ASC 820 to require reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  ASU 2010-06 also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques.  We adopted the guidance of ASU 2010-06 beginning January 1, 2010.  The adoption of ASU 2010-06 did not impact our financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements, “which amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements.  The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables.  We adopted this accounting guidance beginning July 1, 2010. The adoption of ASU 2009-13 did not impact our financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) - Certain Revenue Arrangements That Include Software Elements,” which changes the accounting model for revenue arrangements that include both tangible products and software elements that function together to deliver the product’s essential functionality.  The accounting guidance is designed to more closely reflect the underlying economics of these transactions.  We adopted this guidance beginning July 1, 2010. The adoption of ASU 2009-14 did not have a material impact on our financial position or results of operations.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  When used in this Report, words such as "may," "should," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of several factors, including, but not limited to, those factors discussed below and elsewhere in this report.  We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report. Among those factors are:

Relating specifically to our recent acquisition:
·	our ability to successfully complete the integration of the acquired products and sales force into our business;
·	our ability to execute our plans with our manufacturing partner to improve gross margins of the acquired products; and
·	the stability of the Pound Sterling and Mexican Peso relative to the U.S. dollar exchange rate.

Relating to our overall business:
·	general economic and business conditions, especially as they pertain to the telecommunications industry;
·
potential changes in customers’ spending and purchasing policies and practices, which are effected by customers’ internal budgetary allotments that may be impacted by the current economic climate, particularly in the United States;

·	pressures from customers to reduce pricing without achieving a commensurate reduction in costs;
·
the ability to market and sell products to new markets beyond our principal copper-based telephone operating company (“Telco”) market which has been declining over the last several years, due principally to the impact of alternate technologies;

·	the ability to timely develop products and adapt our existing products to address technological changes, including changes in our principal market;
·	exposure to increases in the cost of our products, including increases in the cost of our petroleum-based plastic products and precious metals;
·	the ability to obtain raw materials and components used in manufacturing our products given the supply shortages of these items resulting from increased economic activity;
·	competition in our principal market and new markets into which we have been seeking to expand;
·	dependence on, and ability to retain, our “as-ordered” general supply agreements with our largest customers and our ability to win new contracts;
·	dependence on third parties for certain product development;
·
dependence for products and product components from Pacific Rim and Mexican contract manufacturers, including on-time delivery that could be interrupted as a result of third party labor disputes, political factors or shipping disruptions, quality control and exposure to changes in costs, including wages, and changes in the valuation of the Chinese Yuan and Mexican Peso;

·	weather and similar conditions, including the effect of typhoons or hurricanes on our assembly facilities in the Pacific Rim and Mexico, which can disrupt production
·
the effect of hurricanes in the United States which can effect the demand for our products and the effect of harsh winter conditions in the United States which can temporarily disrupt the installation of certain of our products by Telcos;

·	the ability to attract and retain technologically qualified personnel; and
·	the availability of financing on satisfactory terms.

We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes in interest rates.  The interest payable under our credit facility, under which there were no borrowings outstanding as of September 30, 2010, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates.  Historically, the effects of movements in the market interest rates have been immaterial to our consolidated operating results.

Our products contain a significant amount of plastic that is petroleum based, as well as certain precious metals. We import most of our products from contract manufacturers, principally in Malaysia, China and Mexico.  An increased cost in either petroleum or certain precious metals can potentially increase the cost of our products.

Other than sales generated by our Mexico and U.K. subsidiaries, we require foreign sales to be paid in U.S. currency, and we are billed by our contract manufacturers in U.S. currency.   However, assets, liabilities and revenues generated by our Mexico and U.K. subsidiaries are denominated in Mexican Pesos and the Pound Sterling, respectively, and, accordingly, fluctuations in the exchange rate of the Mexican Peso and Pound Sterling could have a material impact on our financial position and results of operations.  Additionally, since one of our Pacific Rim suppliers is based in China, the cost of our products could be affected by changes in the valuation of the Chinese Yuan and or wage increases.

Historically, we have not purchased or entered into interest rate swaps or future, forward, option or other instruments designed to hedge against changes in interest rates, the price of materials we purchase or the value of foreign currencies.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management, with the participation of our President and Principal Executive Officer and our Vice President-Finance and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, these officers concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.

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

Tii NETWORK TECHNOLOGIES, INC.
Date: November 15, 2010	By: /s/ Jennifer E. Katsch Jennifer E. Katsch Vice President-Finance, Treasurer and Chief Financial Officer

Exhibit Index

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.