Form 10-Q/A
period 2010-09-30
TII NETWORK TECHNOLOGIES, INC.
filed 2010-11-19
CIK 277928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

_______________________

FORM 10-Q/A
(Amendment No. 2)
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
Yes ☐        No ☒

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of November 15, 2010 was 14,485,847

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Tii Network Technologies, Inc. (the “Company”) for the quarter ended September 30, 2010, previously filed with the Securities and Exchange Commission on November 15, 2010 (the “Original Filing”). This Amendment is being filed solely to file, together with the remainder of the entire Original Filing, the exhibits to the Original Filing, which were inadvertently not attached to, and not filed with, the Original Filing. These exhibits consist of the Certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 (Exhibits 31(a) and 31(b), respectively) and Section 906 (Exhibits 32(a) and 32(b), respectively) of the Sarbanes‑Oxley Act of 2002. No modification or update is otherwise made to any other disclosures in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.

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

Tii NETWORK TECHNOLOGIES, INC.
Date: November 19, 2010	By: /s/ Jennifer E. Katsch Jennifer E. Katsch Vice President-Finance, Treasurer and Chief Financial Officer

Exhibit Index

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.