Form 10-K
period 2010-12-31
TII NETWORK TECHNOLOGIES, INC.
filed 2011-03-31
CIK 277928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington.  D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The aggregate market value of the voting stock and non-voting common equity of the registrant outstanding as of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, held by non-affiliates of the registrant was approximately $21,200,000.  While such market value excludes the market value of shares that may be deemed beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

The number of shares of the Common Stock of the registrant outstanding as of March 29, 2011 was 14,625,535.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I		PAGE
Item 1	Business	6

Item 1A	Risk Factors	13

Item 1B	Unresolved Staff Comments	18

Item 2	Properties	18

Item 3	Legal Proceedings	18

Item 4	Removed and Reserved	18

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19

Item 6	Selected Financial Data	19

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 7A	Quantitative and Qualitative Disclosures About Market Risks	27

Item 8	Financial Statements and Supplementary Data	28

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51

Item 9A	Controls and Procedures	51

Item 9B	Other Information	51

PART III
Item 10	Directors, Executive Officers and Corporate Governance	*

Item 11	Executive Compensation	*

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*

Item 13	Certain Relationships and Related Transactions, and Director Independence	*

Item 14	Principal Accounting Fees and Services	*

PART IV
Item 15	Exhibits and Financial Statement Schedules	52

* The information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K is incorporated herein by reference to the information called for by those items which will be contained in our Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to our 2011 Annual Meeting of Stockholders.  Notwithstanding the foregoing, information appearing in the section “Audit Committee Report” in our Proxy Statement shall not be deemed to be incorporated by reference in this Report.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  When used in this Report, words such as "may," "should," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of several factors, including, but not limited to, those factors discussed below and elsewhere in this document.  We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report. Among those factors are:

●
exposure to increases in the cost of our products, including increases in the cost of our petroleum-based plastic products and precious metals (see “Business – Manufacturing” and “Business – Raw Materials”);

●	general economic and business conditions, especially as they pertain to the telecommunications industry;
●
potential changes in customers’ spending and purchasing policies and practices, which are effected by customers’ internal budgetary allotments that have been, and may continue to be, impacted by the current economic climate (see “Business – Marketing and Sales”);

●	pressures from customers to reduce pricing without achieving a commensurate reduction in costs (see “Business – Marketing and Sales” and “Business – Manufacturing”);
●
our ability to market and sell products to new markets beyond our principal copper-based telephone operating company (“Telco”) market (see “Business – Marketing and Sales”) which has been declining over the last several years, due principally to the impact of alternate technologies (see “Business – Competition”);

●
our ability to timely develop products and adapt our products to address technological changes, including changes in our principal market (see “Business – Products” and “Business – Product Development”);

●	the ability of our contract manufacturer to obtain raw materials and components used in manufacturing our products (see “Business – Raw Materials”);
●	competition in our principal market and new markets into which we have been seeking to expand (see “Business – Competition”);
●
our dependence on, and ability to retain, our “as-ordered” general supply agreements with certain of our principal customers and our ability to win new contracts (see “Business – Marketing and Sales”);

●	our dependence on third parties for certain product development (see “Business – Product Development”);
●
our dependence on products and product components from our China and Mexico contract manufacturer, including on-time delivery that could be interrupted as a result of third party labor disputes, political factors or shipping disruptions, quality control and exposure to changes in costs, including wages, and changes in the valuation of the Chinese Yuan and Mexican Peso; (see “Business – Manufacturing”);

●
weather and similar conditions, including the effect of typhoons or hurricanes on our contract manufacturer’s facilities in China and Mexico, which can disrupt production (see “Business – Manufacturing” and “Business – Seasonality”);

●
the effect of hurricanes in the United States which can effect the demand for our products and the effect of harsh winter conditions in the United States which can temporarily disrupt the installation of certain of our products by Telcos; (see “Business – Manufacturing” and “Business – Seasonality”);

●	our ability to attract and retain technologically qualified personnel (see “Business – Product Development”); and
●	the availability of financing on satisfactory terms (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Relating to our Recent Acquisitions:
•	our ability to successfully complete the integration of our recently acquired businesses, including their products, sales forces and employees into our business;
•	our ability to retain the general supply agreements of the acquired Copper Products Division with two significant customers;
•	our ability to penetrate the markets and customers of the acquired products with our products, and to penetrate our existing markets with the recently acquired products;

•	our ability to execute our plans with our contract manufacturer to improve gross margins of the products of the acquired Copper Products Division;
•
the stability of the Pound Sterling and Mexican Peso relative to the U.S. dollar exchange rate (see “Business – International Markets” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risks:”).

We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report.

PART I

ITEM 1.	BUSINESS

General

Tii Network Technologies, Inc. and subsidiaries (together, “Tii,” the “company,” “we,” “us” or “our”) design, manufacture and sell products to service providers in the communications industry for use in their networks.  We sell our products through a network of sales channels, principally to telephone operating companies (“Telcos”), multi-system operators (“MSOs”) of communications services, including cable and satellite service providers, and original equipment manufacturers ("OEMs").  Our products are typically found in the Telcos central offices, outdoors in the service providers’ distribution network, at the interface where the service providers’ network connects to the users’ network, and inside the users’ home or apartment, and are critical to the successful delivery of voice and broadband communication services.

Our corporate headquarters are located in a building that we own in Edgewood, New York.

Recent Acquisitions

On May 19, 2010, we acquired all of the assets, exclusive of cash, and assumed certain operating liabilities, primarily accounts payable and accrued expenses, of the Copper Products Division of Porta Systems Corp. (the “Porta Copper Products Division”) for cash of $8,150,000, plus subsequent purchase price adjustments totaling $99,000, for a total purchase price of $8,249,000.  The Porta Copper Products Division was comprised of two wholly owned subsidiaries, one in England and the other in Mexico, as well as domestic assets and liabilities exclusively related to copper telecommunications products.  Concurrent with this acquisition, we sold the acquired Mexican subsidiary, exclusive of customer contracts and certain machinery and equipment which we retained, to our principal contract manufacturer, that is now operating this manufacturing facility, for $1,000,000, subject to a subsequent working capital reduction.

Our financial statements for the year ended December 31, 2010 include the activity of the Porta Copper Products Division since May 20, 2010.

On March 11, 2011, we acquired 100% of the capital stock of Frederick Fiber Optics (“F2O”) for an initial cash payment made from cash on hand and incentive payments to be made based on the achievement of certain performance objectives over the next two years.  F2O, headquartered in Frederick, Maryland, manufactures a wide variety of high performance fiber optic cable assemblies, wall and rack mounted fiber distribution panels, and miscellaneous fiber accessories and services.

Products

Network Interface Devices (“NID”), Building Entrance Terminals (“BET”) and Accessories

Telco NIDs and BETs house the demarcation point between the public switched telephone network (PSTN) provider and the customer’s network. They are provided with primary protectors that meet or exceed National Electric Code requirements for incoming communications lines, as well as customer demarcation, customer termination ports, and various electronic circuits. Building Entrance Terminals (“BETs”) are used in larger line pair environments such as condos, apartments, and office buildings.

Network Interface Devices:  A NID is typically a thermoplastic box located on the outside of a customer’s premise, housing primary surge protectors, customer demarcation, customer termination ports and various electronic circuits. It is ruggedized against the environment and has both Telco and customer access points. Our family of 1, 2, 3, 6 and 12 line NIDs is designed to comply with rigorous industry environmental and electrical performance standards.  Our NIDs usually incorporate a variety of components including our overvoltage surge protectors, Digital Subscriber Line (“DSL”) service splitters for broadband delivery, and customer bridge modules which facilitate customer access to the network. Our NIDs are used in single family and small multi-dwelling unit (“MDU”) applications.

Building Entrance Terminals: A BET is a sheet metal enclosure located either inside or outside of an MDU or commercial building, housing primary surge protectors in a 5 pin format, as well as connectivity for incoming and outgoing multi-pair bundles of copper communication wire. BETs come in a variety of connectivity and enclosure options, with typical line counts of 25, 50, and 100 pairs, with the ability to stack multiple units for larger pair counts.

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

Connector Block and Terminal Block Products: These products connect large numbers of copper interconnects with or without protection, typically utilizing tooless punch down IDC technology or wire wrapping. The products are used by telephone and data equipment companies to connect copper lines, most commonly in a Telco Central Office or in a field distribution cabinet.

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

Wire Terminals and Other Connectivity: These products include various wire connectivity solutions for telephony and category 5 wiring. The products include aerial terminals and enclosures that provide world class performance in extremely harsh outdoor environments and are located throughout the service providers’ network, typically deployed in aerial locations.

Fiber Optic Products

Fiber Optic Products include both active and passive solutions to aid service providers (Telco, MSO and other providers) in their deployment of Fiber To The Home (“FTTH”) and Fiber to the Node (“FTTN”) networks. These deployments typically utilize an Optical Network Terminals (“ONT”) to convert light pulses from a fiber optic line into electrical pulses. Other Fiber Optic Products are sold by us for use in commercial or business fiber deployments, data centers, and Central Office applications for wireline and wireless service providers. We have recently expanded our fiber optic product offerings as a result of our acquisition of F2O completed in March 2011.  This discussion is inclusive of these new products.

Wall Mount Enclosures: Wall mount fiber enclosures are typically installed inside a building and serve to transition from outdoor to indoor fiber using a fusion splice. They store slack of both the indoor and outdoor fibers, constrain and protect the fusion splices, and provide a connectorized demarcation point for indoor patching and testing using a handheld meter to verify signal integrity. This family of products is designed for 6, 12, 24, 48, or 96 fibers, and is available with a wide variety of adapter plates, splice trays, and custom fiber cable assemblies.

Rack Mount Enclosures: Rack mount fiber enclosures perform essentially the same function as wall mount enclosures for customers who prefer to use equipment racks. This family of products is designed for 6, 12, 24, 48, or 96 fibers, and is available with a wide variety of adapter plates, splice trays, and custom fiber cable assemblies.

OSP Fiber Enclosures: These products consist of a thermoplastic box located on the outside of a customer’s premise or MDU, and are used for in FTTH and FTTN deployments. A service provider will use these enclosures to protect fiber splices made in the field, provide a demarcation/fiber test port for verifying signal integrity, and to allow transition from outdoor rated fiber to indoor rated fiber. They are designed to comply with rigorous industry environmental and electrical performance standards and several products are available for up to 12 fibers.

Cable Assemblies: These products consist of custom fiber cable assemblies and standard length fiber patch cords. The custom fiber cables are built using virtually any fiber type, length, and connector type such as SC, FC, LC, ST, MTP/MPO and more exotic types. These custom assemblies are typically of very high quality and performance, and are built to order with a lead time of 2 days to 2 weeks. Standard length fiber patch cords of various lengths and connector types are also provided.

Miscellaneous Fiber Accessories: These products consist of various custom assembles containing fiber optic components such as optical couplers, splitters, attenuators. Fiber cleaning supplies, test equipment, and field services are also offered.

ONT Installation Accessories: We provide various connectivity modules typically utilized inside Optic Network Terminals (“ONTs”) and active electronic devices to enable the fiber delivered telephone service to coexist with Gate Entry and Door Entry Intercom systems. We also provide a grounding and overvoltage protection device used in the deployment of ONTs by service providers.

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

Protector Modules: Protector Modules are used to protect equipment and personnel from electrical surges in Central Office applications, BETs, remote distribution cabinets, and FTTN DSL pedestals.  The product line consists of industry standard 1 and 5 pin protector modules, with one module used for each copper twisted pair that requires protection. The protector modules utilize various technologies including Gas Discharge Tube, solid state, and optionally include current limiting devices such as heat coils and positive temperature coefficient resistors.

Protector Packs and Cat 5 Cat 6 Protection: Products in this category are primarily designed to protect copper wires used in data and PBX applications. They contain connectivity for multiple wire pairs, and accommodate 1 or 5 pin protector modules. They are typically used for protecting Cat 5 or 6 Ethernet connections, or any other type of communication system that utilizes copper wire.

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

Our research and development (“R&D”) strategy includes developing products internally, as well as with contract engineers, technology partners and contract manufacturers.  Our R&D engineers work closely with our contract manufacturer during the design and development phase of all products.

Our R&D department is skilled and experienced in various technical disciplines, including physics, electrical, mechanical and software design, with specialization in such fields as plastics, electronics, metallurgy and chemistry.  We also use contract engineers skilled in specific design tasks.  Our contract manufacturer is similarly skilled in these R&D fields, with engineering and manufacturing expertise to bring a product of the highest quality to market on time at a competitive price.

For the years ended December 31, 2010, 2009 and 2008, R&D expense was $2,239,000, $1,590,000 and $2,040,000, respectively.  The largest portion of our development efforts is focused on new products for the growth segments of the Telco and MSO markets, primarily broadband and fiber deployment.

Marketing and Sales

We market and sell our products to the providers of communications services through a combination of our own sales employees and manufacturers’ representatives.  Products are distributed either directly or through national and regional distributors. Sales to OEM customers are direct or through distributors.

The following is certain information concerning customers that accounted for 10% or more of our consolidated net sales during the periods presented below.  With our recent acquisition of the Porta Copper Products Division, we added significant customers to our customer base.  As a result, while we are dependent upon the customers in the table below in the aggregate, and the loss of or disruption of shipments to any of those customers could have a material adverse affect on our results of operations and financial condition, we are not substantially dependent upon any single customer.

	Years ended December 31,
	2010	2009	2008
Customer A	18%	34%	33%
Customer B	19%	*	*
Customer C	14%	14%	12%
Customer D	*	11%	14%

_____________________
* Amounts are less than 10%

Telco customers represented approximately 94%, 89% and 87% of our net sales for the years ended December 31, 2010, 2009 and 2008, respectively.

Sales of our products to certain of our principal customers are generally through “as-ordered” general supply agreements.  General supply agreements do not require Telcos to purchase specific quantities of products and can be terminated for various reasons, including without cause by either party, or extended by mutual written agreement. Prices, warranties, benefits, terms and conditions granted to customers under these general supply agreements are fixed, but must be at least as favorable as those granted by Tii to other commercial customers under like or similar circumstances.  Purchases of our products are generally based on individual customer purchase orders for delivery from inventory or within thirty days.  We, therefore, have no material firm backlog of orders.

We believe that our products offer superior, cost-effective performance, features and characteristics, including high reliability, long life cycles, ease of installation and optimum protection against adverse environmental conditions.  We believe that this, together with responsive customer service, reduces the risks inherent in “as-ordered” contracts.  We further believe that our superior products and customer care, attributes which have attracted and maintained our Telco business, will enhance our ability to expand into other target markets.  The Porta Copper Products Division acquisition provided products and sales channels for the Central Office, OSP and Customer Premise markets, markets in which we historically have had a relatively small presence.  These products include building entrance terminals, cable assemblies and surge protection modules.  With the recent acquisition of F2O, we significantly expanded our fiber optic product offering while leveraging our existing and well established sales channels to our customers.

International Markets

Over the past several years, we had been seeking to expand sales of our products into international markets.  Prior to our Porta Copper Products Division acquisition, sales into foreign markets had been made primarily to Canada, in addition to countries in the Caribbean, South and Central America, the Pacific Rim and other parts of Europe.  With the acquisition of the Porta Copper Products Division, we added significant Telcos in both England and Mexico to our customer base.  Our international sales were approximately $23.2 million (43% of sales), $5.1 million (19% of sales) and $3.2 million (9% of sales) for the years ended December 31, 2010, 2009 and 2008, respectively. Excluding sales to our customer in England, which are denominated in Pound Sterling, and sales to our customer in Mexico, which are billed in U.S. dollars and paid in Mexican Pesos, we require foreign sales to be paid for in U.S. currency.  International sales are affected by such factors as the North American Free Trade Agreement (“NAFTA”) and Central American Free Trade Agreement (“CAFTA”) requirements, exchange rates, changes in protective tariffs and foreign government import controls.  We believe international markets continue to offer additional opportunities for our products and we continue to actively pursue these markets.

Manufacturing

We run a quick-response, low volume manufacturing operation from our headquarters in Edgewood, New York.  All high volume production is outsourced and is produced by our contract manufacturer located in China and Mexico.  This contract manufacturer utilizes, in most cases, our equipment and processes.  We depend on our contract manufacturer to produce the majority of our products for sale to our customers.  There is a strict non-disclosure agreement in place with our contract manufacturer.

All product manufactured in China is approved by Tii prior to shipping out of China using Acceptable Quality Level (“AQL”) sampling procedures and on site auditing by Tii quality personnel located in our China Quality Assurance laboratory. This laboratory holds the same TL9000 certificate as Tii and reports directly to our Quality Vice President. Our primary contract manufacturer is an independent U.S. based corporation with a wholly owned subsidiary located in China that is listed by Underwriters Laboratories (“UL”) and is TL9000 qualified and registered.

Concurrent with the Porta Copper Products Division acquisition in May 2010, we sold the acquired Mexican subsidiary, exclusive of customer contracts and certain machinery and equipment which we retained, to our principal contract manufacturer, which is now operating this manufacturing facility and supplying us product from this facility.

We terminated our agreement with another contract manufacturer in Malaysia, which produced most of our proprietary gas tubes, effective December 20, 2010, with the sourcing of these products being transitioned to our principal contract manufacturer in China.

Raw Materials

The primary components of our products are stamped, drawn and formed parts made out of a variety of commonly available metals, ceramics and plastics.  The manufacturer of our overvoltage surge protectors and station electronic products use commonly available components, printed circuit boards and standard electrical components, such as resistors, diodes and capacitors.  All orders with suppliers of the components utilized in the manufacture of our products are scheduled for delivery within a year.  Our products contain a significant amount of plastic that is manufactured out of petroleum, brass and other alloys that contain copper and steel.

Competition

We face significant competition across all of our markets and product lines.  Our principal competitors within the Telco market are Corning Cable Systems LLC, Tyco Electronics Corp, which is also our customer, and Bourns, Inc.  Our principal competition within the MSO market is Tyco Electronics Corp and Channell Commercial Corporation.

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

We believe that these factors, together with our high quality products and service, our contract manufacturer’s low cost production capabilities, our engineering resources and our overvoltage surge protection technology enable us to maintain our competitive position.

Patent and Trademarks

We own or have applied for a number of patents relating to certain of our products or product components and own a number of registered trademarks that are considered to be of value, principally in identifying Tii and our products.  TII®, Porta Systems®, In-Line®, Totel Failsafe®, and Angle Driver® are among our registered trademarks. While we consider our patents and trademarks to be important, especially in the early stages of product marketing, we believe that, because of technological advances in our industry, our success depends primarily upon our sales, engineering and manufacturing skills and effective development collaborations which have accelerated the time-to-market of improved and new products.  To maintain our industry position, we rely primarily on technical leadership, trade secrets, our proprietary technology and our contract manufacturer’s low cost production capabilities and engineering resources.

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

The National Electric Code (“NEC”) of the United States requires that an overvoltage surge protector listed by UL or another qualified electrical testing laboratory be installed on all traditional Telco copper subscriber telephone lines that are exposed to lightning and accidental contact with electric light or power conductors. We have traditionally obtained and maintained listing by UL where required.

Compliance with applicable Federal, state and local environmental regulations has not had, and we do not believe that compliance in the future will have, a material adverse effect on our earnings, capital expenditures or competitive position.

Employees

As of March 29, 2011, we had approximately 75 full-time employees.  We have not experienced any work stoppage as a result of labor difficulties and believe we have satisfactory employee relations.  We are not a party to any collective bargaining agreements.

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

Risks Relating To Our Business

We have certain contractual limitations on price increases, which coupled with increased commodities costs and pricing pressures, could adversely affect our gross profit margins.

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

The global economic environment since 2008 has resulted in reduced credit lending by banks, solvency concerns of major financial institutions and others, high unemployment levels and significant declines and volatility in the global financial markets.  The credit crisis had caused our customers to reduce inventories in 2008 and into 2009, which resulted in reduced purchases from suppliers such as us, and certain customers continue to aggressively seek pricing concessions.  These factors have a negative impact on the level of consumer spending.  Certain of the products offered by our customers - service providers in the communications industry - are dependent on consumer spending which, in turn, impacts the demand of the service providers for our products.  These actions have impacted, and a continuance of these factors in the future could impact, our sales and profit margins.

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

In this regard, one of our principal customers continues its strategy to deploy FTTP.  This multi-year program has resulted in a reduction of capital outlays for its traditional copper network and has, therefore, impacted our traditional protection based products since FTTP networks require less traditional protection than current copper networks.  Also, this customer has taken actions to reduce its footprint by bundling telephone lines in certain territories and offering them for sale, and there is no guarantee that we will continue to provide products to the service provider that might buy these lines previously serviced by this customer.

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

Our success will depend, in large measure, upon our ability to timely identify, develop and market new products at competitive prices, enhance our current product offerings and develop new products that address our customers' and the marketplace’s needs for additional functionality and new technologies.  In this regard, we have been developing various fiber products, VoIP products, new station electronic and other products for Telcos, MSOs and home networking products for consumers.  See Item 1, “Business – Products.”  The development of new products is subject to a variety of risks, including:

●	Our ability to determine and meet the changing needs of our customers and the marketplace;
●	Our ability to predict market requirements and develop new products meeting those needs in advance of the development of similar or advanced products by our competitors;
●
Our ability to develop and engineer products on a timely basis, within budget and at a quality and performance level that will enable us to manufacture, or have those products manufactured for us, and then sell them on a profitable basis;

●	The availability or ability to obtain sufficient financing to fund any capital investments needed to develop, manufacture, market and sell new products;
●	Product development cycles that can be lengthy and are subject to changing requirements and unforeseen factors that can result in delays;
●	New products or features which may contain defects that, despite testing, are discovered only after a product has been installed and used by customers; and
●	Changing technology, evolving industry standards, changes in customer requirements and competitive product introductions and enhancements.

We cannot provide assurance that products that we have recently developed or acquired, or may develop or acquire in the future, will achieve market acceptance.  If our new products fail to achieve market acceptance, or if we fail to develop new or enhanced products that achieve market acceptance, our growth prospects and competitive position could be adversely affected.  In addition, we cannot assure you that we will be successful in the development of new, profitable products or that we will not encounter delays, defects or product recalls or that we will be able to respond timely to changing industry and customer needs.

We are dependent upon a small number of customers for most of our revenue and a significant decrease in sales to these customers could seriously harm our business.

A relatively small number of customers collectively account for a significant amount of our revenue.  Our three largest customers accounted for approximately 51% of our revenue in 2010 and almost 60% of our revenue during 2009 and 2008.  Other customers have, from time to time, accounted for more than 10% of our revenues in a year.  See Item 1, “Business – Marketing and Sales.”  We expect that, at least in the near term, we will continue to rely on our success in selling our existing and future products to these customers in significant quantities.  There can be no assurance that we will be able to retain our largest customers or that we will be able to obtain additional customers or replace key customers we may lose or who may reduce their purchases from us.  The loss of one or more of these customers, or a substantial diminution in orders received from these customers, could have a material adverse effect on us.

Our key customers typically have the ability to cancel or modify their commitments to us.

In most instances, our sales are made under open purchase orders received from time to time from our customers under general supply contracts which cover one or more of our products.  Some of those contracts permit the customer to terminate the contract due to our inability to deliver a product that meets the specifications on time, or, in certain cases, at any time upon notice.

In addition, although most of our general supply contracts contain terms such as the purchase price, they do not establish minimum purchase commitments.  These contracts also contain other terms favorable to these customers that could adversely impact our future results of operations.

Offshore manufacturing poses a number of risks.

Currently we depend on our principal contract manufacturer, located in China and Mexico, for the timely delivery of high quality product.  As a result, we are subject to risks of doing business outside the United States, including:

•	potential delays and added delivery expenses in meeting rapid delivery schedules;
•	potential U.S. government sanctions, such as embargoes and restrictions on importation;
•	potential currency fluctuations;
•	potential labor unrest and political instability;
•	potential restrictions on the transfer of funds;
•	U.S. customs and tariffs;
•	drug cartel violence in Mexico; and
•	weather, such as typhoons and hurricanes, that could disrupt the delivery of product from our contract manufacturer in China and Mexico, respectively.

We are subject to foreign currency exchange rate fluctuations.

Our acquisition of the Porta Copper Products Division has increased our exposure to currency exchange rate fluctuations because a larger portion of our revenues, a portion of our expenses and certain assets and liabilities are translated into U.S. dollars for financial reporting purposes.  In addition, our principal contract manufacturer operates facilities in China and Mexico.  Accordingly, a reduction in the value of non-U.S. dollar currencies, principally the Pound Sterling, Chinese Yuan and Mexican Peso relative to the U.S. dollar, or changes in the relative value of currencies that we use for transactions, could have a material adverse affect on our financial condition and results of operations.  We may seek to mitigate our exposure to currency exchange rate fluctuations through currency hedging and other means, but our efforts may not be successful.

We are dependent upon suppliers of product components, the loss of whom could result in manufacturing and delivery delays, affect our ability to obtain components and increase prices to us.

Our principal contract manufacturer provides the components necessary to produce products for us.  Generally they have no long-term supply contracts.  Although we believe that substantially all components and supplies used will continue to be available in adequate quantities at competitive prices, we cannot assure you that we will not experience the absence of components or supplies, delays in obtaining their delivery or increases in prices in the future.

Recent events in Japan could impact our operations.

Our principal contract manufacturer sources certain raw materials from a vendor headquartered in Japan with factories located in various locations throughout Asia, including Japan, Taiwan and Korea.  Although there has been no current impact to our supply chain as a result of the recent disaster in Japan, and we believe that these raw materials will continue to be available in adequate quantities at competitive prices, we cannot assure you that we will not experience the absence of components or supplies, delays in obtaining their delivery or increases in prices in the future as the impact of the disaster in Japan unfolds.

Our credit facility imposes restrictions on certain aspects of our business and our ability to obtain additional financing which may affect our ability to grow.

We currently have a credit facility in the amount of $5,000,000.  The revolving credit facility is limited by a borrowing base, in general, equal to 80% of eligible accounts receivable, plus the lesser of 30% of eligible inventory, after certain reserves, or $1,500,000. At December 31, 2010, our borrowing base was in excess of $5,000,000.  The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit the payment of dividends and limit our ability to repurchase our stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business.

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

Accounting rules for share-based compensation may adversely affect our operating results, our stock price and our competitiveness in the employee marketplace.

We have a history of using employee stock options and restricted stock awards to hire, motivate and retain our employees. Accounting literature requires us to measure compensation costs for all share-based compensation, including stock options and restricted stock awards, at fair value and to recognize these costs as expenses in our statements of income.  Although not a cash expense, the recognition of these expenses in our statements of income has had, and is expected to continue to have, a negative effect on our reported earnings and earnings per share, which could negatively impact our future stock price.  In addition, if we reduce or alter our use of share-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

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

In 2007, we incurred significant initial costs in evaluating and reporting on our internal control over financial reporting as required by Section 404(a) of the Sarbanes-Oxley Act of 2002 (“SOX”) and related rules and regulations of the SEC and standards of the Public Company Accounting Oversight Board (PCAOB).  The process of assessing and testing our internal controls and complying with Section 404 is ongoing and has been, and will continue to be, time consuming, and it requires significant management attention.

As a smaller reporting company (defined as having a market capitalization less than $75 million) we are currently exempt from needing an independent auditor test and report on the effectiveness of our internal controls over financial reporting.  However, if in the future our status as a smaller reporting company were to change, we will incur additional costs when our independent registered public accounting firm would be required, under Section 404(b) of SOX, to audit the effectiveness of our internal controls over financial reporting.

We reported our report on internal control over financial reporting in Item 9A, “Controls and Procedures.”

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

Risks Relating To Recent Acquisitions

The success of the acquisitions of the Porta Copper Products Division and F2O will depend on our solidifying relationships with their pre-existing customers.

The success of the acquisitions of the Porta Copper Products Division and F2O will be dependent on our ability to maintain and renew relationships with the pre-existing customers of both the Porta Copper Products Division and F2O.  There can be no assurance that we will be able to maintain pre-existing customer contracts and other business relationships, or enter into or maintain new customer contracts and other business relationships, on acceptable terms, if at all.  The failure to maintain important customer relationships could have a material adverse effect on our business, financial condition and results of operations.

The acquisition of F2O may not be accretive and may cause dilution to our earnings, which could negatively impact the price of our common stock following the completion of the acquisition.

We anticipate that the acquisition of F2O will be accretive to our earnings beginning with the third quarter of 2011.  This expectation is based on preliminary estimates and assumes certain synergies expected to be realized by the combined company within that timeframe.  These estimates and assumptions could materially change due to additional transaction and integration related costs, the failure to realize any or all of the benefits expected in the acquisition and other factors beyond our control.  All of these factors could delay, decrease or eliminate the expected accretive effect of the acquisition and cause a resulting reduction to our earnings, thereby adversely affecting the market price of our common stock.

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

Generally, attempts to obtain control of a company results in security holders obtaining a premium above the market price of a company's stock that existed before the attempt is made.  Our certificate of incorporation and the Delaware General Corporation Law contain provisions that, while intended to enable our Board of Directors to maximize security holder value, could discourage or prevent any attempts by outsiders to obtain control of us through mergers, tender offers, proxy contests and other means and could prevent or delay changes in our management.  These provisions include the following:

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

The market price of our common stock has been at times, and may in the future be, subject to wide fluctuations.  See Item 5, "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities." Factors that may adversely affect the market price of our common stock include, among other things:

•	quarter to quarter variations in operating results;
•	the occurrence of events that affect or could affect our operating results;
•	significant write-offs or write-downs of our goodwill, identifiable intangible assets or other assets;
•	changes in earnings estimates by analysts;
•	announcements regarding technological innovations or new products by us or others and the degree of success of those innovations and new products;
•	announcements of gains or losses of significant customers or contracts;
•	prospects in the telecommunications industry;
•	changes in the regulatory environment;
•	market conditions; and
•	the sale or attempted sale of large amounts of our common stock into the public markets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We own an approximately 25,000 square foot building located in Edgewood, New York, which houses our principal research and development activities, sales and marketing and administrative and executive offices.  We moved into this facility in June 2007.

We lease an approximately 6,000 square foot building located in Daventry, England, which houses our sales support staff and warehouse for our customer in England.  This lease expires in September 2017.

We lease approximately 3,000 square feet of space in Brownsville, Texas on a month to month basis.  This facility encompasses a warehouse and a receiving and shipping point for products coming from our contract manufacturer in Mexico.

We lease an approximately 1,100 square foot quality assurance laboratory in Dongguan, China under a lease that expires in March 2012

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Capital Market under the symbol "TIII."  The following table sets forth, for each calendar quarter since January 1, 2009, the high and low sales prices of our common stock on that market:

	High	Low
Year ended December 31, 2010
First Quarter	$1.45	$1.20
Second Quarter	1.74	1.29
Third Quarter	1.67	1.23
Fourth Quarter	3.02	1.20

Year ended December 31, 2009
First Quarter	$0.76	$0.49
Second Quarter	1.15	0.53
Third Quarter	1.38	0.95
Fourth Quarter	1.30	0.99

On March 29, 2011, we had 257 holders of record of our common stock.

To date, we have paid no cash dividends.  For the foreseeable future, we intend to retain all earnings generated from operations for use in our business.  Additionally, our bank credit agreement prohibits the payment of cash dividends.

During 2010, we did not sell any securities that were not registered under the Securities Act of 1933

Issuer Purchases of Equity Securities

During the fourth quarter of 2010, we cancelled the following number of shares of our common stock, representing in market value the minimum statutory withholding requirements that we paid in cash to the appropriate taxing authorities on behalf of certain employees, in lieu of issuing all of the employees’ vested restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of shares Purchased as Part of Publicly Announced Plans
October 2010	-	-	-
November 2010	-	-	-
December 2010	17,162	$ 2.23	-
	17,162	$ 2.23	-

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” and the notes thereto included elsewhere in this Report.  Historical operating results are not necessarily indicative of results that may occur in future periods.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Forward-Looking Statements” preceding Item 1, in Item 1A, “Risk Factors” and elsewhere in this Report.  We undertake no obligation to update any forward-looking statement to reflect future events.

Overview

Business

We design, manufacture and sell products to the service providers in the communications industry for use in their networks.  We sell our products through a network of sales channels, principally to telephone operating companies (“Telcos”), multi-system operators (“MSOs”) of communications services, including cable and satellite service providers, and original equipment manufacturers ("OEMs").  Our products are typically found in the Telcos’ central offices, outdoors in the service providers’ distribution network, at the interface where the service providers’ network connects to the users’ network, and inside the users’ home or apartment, and are critical to the successful delivery of voice and broadband communication services.

 Recent Acquisitions

On May 19, 2010, we acquired all of the assets, exclusive of cash, and assumed certain operating liabilities, primarily accounts payable and accrued expenses, of the Copper Products Division of Porta Systems Corp. (the “Porta Copper Products Division”) for cash of $8,150,000, plus subsequent purchase price adjustments totaling $99,000, for a total purchase price of $8,249,000.  The Porta Copper Products Division was comprised of two wholly owned subsidiaries, one in England and the other in Mexico, as well as domestic assets and liabilities exclusively related to copper telecommunications products.

Concurrent with this acquisition, we sold the acquired Mexican subsidiary, exclusive of customer contracts and certain machinery and equipment which we retained, to our principal contract manufacturer, which is now operating this manufacturing facility.  In consideration for this sale, we received $1,000,000 from the contract manufacturer, subject to purchase price adjustments, as well as an option to reacquire up to approximately 9% of a newly formed entity that now owns the Mexican subsidiary, for a total exercise price of $100,000. We believe that the value of this option, which expires on May 18, 2011, is not material and we did not allocate a portion of the net Porta Copper Products Division purchase price to this option.

We paid the net purchase price of $7, 249,000 predominately from the proceeds of the redemption of our $7,000,000 certificate of deposit.

Additionally, we sold to the contract manufacturer certain raw material and component inventories, which were acquired as part of the Porta Copper Products Division transaction, for approximately $1,175,000, subject to subsequent finalization of valuation, which will be paid once the purchase price adjustments between the parties are finalized.

Our financial statements for the year ended December 31, 2010 include, and the following discussion and analysis reflects, the activity of the Porta Copper Products Division since May 20, 2010.

On March 11, 2011, we acquired 100% of the capital stock of Frederick Fiber Optics (“F2O”) for an initial cash payment made from cash on hand and incentive payments to be made based on the achievement of certain performance objectives over the next two years.  F2O, headquartered in Frederick, Maryland, manufactures a wide variety of high performance fiber optic cable assemblies, wall and rack mounted fiber distribution panels, and miscellaneous fiber accessories and services. As this acquisition was completed in March 2011, the activity of F2O is not included in our financial statements for the year ended December 31, 2010, nor is it included in the following discussion and analysis.

Results of Operations

The following tables set forth certain operating information in thousands of dollars and as a percentage of net sales for the periods indicated (except “Income tax provision,” which is stated as a percentage of “Income before income taxes”), as well as the dollar increase or decrease between periods and the percentage of the dollar increase or decrease

	Years ended December 31,
	2010		2009		Dollar Increase (Decrease)	Percent Increase (Decrease)
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$54,498	100.0%	$27,437	100.0%	$27,061	98.6%
Cost of sales	38,458	70.6%	18,193	66.3%	20,265	111.4%
Gross profit	16,040	29.4%	9,244	33.7%	6,796	73.5%

Operating expenses:
Selling, general and administrative	10,264	18.8%	7,157	26.1%	3,107	43.4%
Research and development	2,239	4.1%	1,590	5.8%	649	40.8%
Total operating expenses	12,503	22.9%	8,747	31.9%	3,756	42.9%

Operating income	3,537	6.5%	497	1.8%	3,040	611.7%

Foreign currency transaction gain	48	0.1%	-	0.0%	48	*
Interest income	10	0.0%	15	0.1%	(5)	-33.3%
Interest expense	-	0.0%	(5)	0.0%	(5)	-100.0%

Income before income taxes	3,595	6.6%	507	1.8%	3,088	609.1%
Income tax provision	1,365	38.0%	434	85.6%	931	214.5%
Net income	$2,230	4.1%	$73	0.3%	$2,157	*

* Percentage increase was in excess of 1,000% for these items.

	Years ended December 31,
	2009		2008		Dollar Increase (Decrease)	Percent Increase (Decrease)
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$27,437	100.0%	$35,190	100.0%	$(7,753)	-22.0%
Cost of sales	18,193	66.3%	23,152	65.8%	(4,959)	-21.4%
Gross profit	9,244	33.7%	12,038	34.2%	(2,794)	-23.2%

Operating expenses:
Selling, general and administrative	7,157	26.1%	8,636	24.5%	(1,479)	-17.1%
Research and development	1,590	5.8%	2,040	5.8%	(450)	-22.1%
Total operating expenses	8,747	31.9%	10,676	30.3%	(1,929)	-18.1%

Operating income	497	1.8%	1,362	3.9%	(865)	-63.5%

Interest income	15	0.1%	39	0.1%	(24)	-61.5%
Interest expense	(5)	0.0%	(8)	0.0%	(3)	-37.5%
Other expense	-	0.0%	(5)	0.0%	(5)	-100.0%

Income before income taxes	507	1.8%	1,388	3.9%	(881)	-63.5%
Income tax provision	434	85.6%	810	58.4%	(376)	-46.5%
Net income	$73	0.3%	$578	1.6%	$(505)	-87.4%

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Net sales in 2010 were $54,498,000 compared to $27,437,000 in 2009, an increase of $27,061,000 or 99%.  The sales growth was primarily due to the sales from our newly acquired Porta Copper Products Division, sales of new products to existing customers and sales to new customers from market share gains made in the fourth quarter of last year.  Sales from the newly acquired Porta Copper Products Division, which are included in our financial results since  May 20 2010, were $17,818,000 during 2010, accounting for 66% of the total sales increase.  Porta Copper Products Division sales were at a higher run rate in 2010 than we expect going forward due to increased orders from certain customers to replenish inventory that had been depleted prior to our acquisition.

Gross profit was $16,040,000 in 2010 compared to $9,244,000 in 2009, an increase of $6,796,000 or 74%, while our gross profit margin was 29.4% in 2010 compared to 33.7% in 2009.  The increase in gross profit is attributable to the increase in sales, while the gross profit margin decrease was primarily attributable to sales of the Porta Copper Products Division’s products which have historically sold at lower margins than our existing products.

Selling, general and administrative expenses were $10,264,000 in 2010 compared to $7,157,000 in 2009, an increase of $3,107,000 or 43%.  The increase was primarily attributable to transaction and integration costs of approximately $840,000 incurred during 2010 in connection with the Porta Copper Products Division acquisition, additional salaries, benefits and other operating costs resulting from the Porta Copper Products Division acquisition and an increase in commissions resulting from the increase in sales.  However, selling, general and administrative expenses decreased as a percentage of sales to 18.8% in 2010 (inclusive of the non-recurring transaction and integration costs) from 26.1% in 2009, as the costs of our existing operations combined with the costs of our acquired operations were absorbed over the significantly higher sales levels.

Research and development expenses were $2,239,000 in 2010 compared to $1,590,000 in 2009, an increase of $649,000 or 41%.  The increase was primarily attributable to salaries and related benefits resulting from the Porta Copper Products Division acquisition and product development expenses resulting from redesigning and qualifying certain of the newly acquired products.

The foreign currency translation adjustment of $48,000 in 2010 is related to our United Kingdom subsidiary acquired as part of the Porta Copper Products Division acquisition.

Interest income was $10,000 in 2010 compared to $15,000 in 2009.  The reduction was due to both the redemption of our $7,000,000 certificate of deposit in May 2010 for use in funding our acquisition of the Porta Copper Products Division and declining interest rates in 2009.  We expect interest income in 2011 to be nominal.

Interest expense was nominal in 2010 and $5,000 in 2009 for a lease financing obligation.  We have not historically borrowed under our credit facility, but, as noted in “Liquidity and Capital Resources,” due to our expanded business, it is likely that we will need to borrow under our credit facility in 2011.  These borrowings will be to fund the increase in working capital requirements until such time that the level of increased business in relation to the working capital requirements stabilize.  The amount of such potential borrowings will depend on a number of factors.

We recorded a provision for income taxes of $1,365,000 in 2010 compared to $434,000 in 2009.  The provisions in 2010 and 2009 were 38% and 86%, respectively, of our pre-tax income for financial reporting purposes.  Our rate exceeds the 34.0% U.S. Federal statutory rate primarily due to certain share-based compensation expense recorded for financial reporting purposes that are not deductible for income tax purposes and the effect of state and local income taxes, each of which increases our effective tax rate for financial reporting purposes.  Additionally, in 2010, these items were partially offset by income from our U.K. subsidiary which was taxed at a rate of only 28%.  Neither the provision for taxes in 2010 nor the provision in 2009 represents the actual cash tax payable by us in the ensuing year. Actual U.S. Federal income taxes owed in 2010 and 2009 were $38,000 and $26,000, respectively, due to our utilization of net operating loss carryforwards.

As of December 31, 2010, we had available Federal and U.K. net operating loss carryforwards of approximately $20,500,000 and $2,100,000, respectively. We have Federal tax credits of approximately $344,000 to offset taxable income in the future.  We also have an additional $108,000 in Federal tax credits for which we have provided a full valuation allowance as we believe these credits will expire unutilized.

Net income in 2010 was $2,230,000 or $0.16 per diluted share, compared to net income of $73,000 or $0.01 per diluted share in 2009. Net income amounts include income tax expense of $1,365,000 ($0.10 per diluted share) in 2010 and $434,000 ($0.03 per diluted share) in 2009.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Net sales in 2009 were $27,437,000 compared to $35,190,000 in 2008, a decrease of $7,753,000 or 22% primarily due to the continued economic downturn, which negatively impacted sales of our connectivity and network interface device products, and the loss of landlines by the service providers which has negatively impacted sales of our network interface device products.  The decrease in sales was partially offset by an increase in sales of our broadband products into the growing broadband market and to new customers.

Gross profit in 2009 was $9,244,000 compared to $12,038,000 in 2008, a decrease of $2,794,000 or 23% primarily resulting from the decrease in sales, and the gross profit margin decreased from 34.2% in 2008 to 33.7% in 2009.  The decrease in gross profit margin was attributable to an increase in air freight and expediting costs incurred, primarily in the third quarter of 2009, to satisfy an increase in demand for products with contracted delivery requirements.  We had previously reduced the production of these products due to the sharp reduction in demand from our customers as a result of the impact of the global recession.  The decrease in gross profit margin was also attributable to fixed costs, such as depreciation and warehousing costs, on a lower sales volume.  The decrease in gross profit margin was partially offset by an improvement in gross profit margin as a result of improved product mix.

Selling, general and administrative expenses in 2009 decreased $1,479,000 or 17% to $7,157,000 from $8,636,000 in 2008.  The decrease over the prior year was primarily due to cost reduction measures implemented in 2008 and early 2009, the largest being a decrease in salary and related benefits resulting from a decrease in headcount; a decrease in commission expense resulting from the decrease in sales; and a decrease in professional and consulting fees.

Research and development expense was $1,590,000 in 2009 compared to $2,040,000 in 2008, a decrease of $450,000 or 22%.  This decrease is primarily attributable to greater costs incurred in 2008 for third-party testing fees not needed in 2009.  Additional savings resulted from lower salaries and related benefits from a reduction in headcount in 2008.

Interest income was $15,000 in 2009 compared to $39,000 in 2008, a decrease of approximately $24,000, or 61%, which was primarily attributable to the decline in interest rates in late 2008.

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

As of December 31, 2009, we had available Federal net operating loss carryforwards of approximately $23,500,000 and tax credits of approximately $291,000 to offset taxable income in the future.  We also have $144,000 in tax credits for which we have provided a full valuation allowance as we believe these credits will expire unutilized.

Net income in 2009 was $73,000 or $0.01 per diluted share, compared to net income of $578,000 or $0.04 per diluted share in 2008. Net income amounts include income tax expense of $434,000 ($0.03 per diluted share) in 2009 and $810,000 ($0.06 per diluted share) in 2008.

Impact of Inflation

We do not believe our business is affected by inflation to a greater extent than the general economy.

Our products contain a significant amount of plastic that is petroleum based. Additionally, we import most of our products from our principal contract manufacturer, located in China and Mexico, and fuel costs are, therefore, a significant component of transportation costs to obtain delivery of products.  Accordingly, the recent increases in petroleum prices are expected to increase the cost of our products.

Our products also contain a significant amount of certain precious metals, in particular copper, gold and steel.  The continuing increases in the costs of these precious metals are expected to increase the cost of our products.

Increased labor costs in China and Mexico, the countries in which our contract manufacturers produce products for us could also increase the cost of our products.

We monitor the impact of inflation and attempt to adjust prices where market conditions permit, except that we may not increase prices under certain of our general supply agreements with our principal customers.

Inflation has not had a significant effect on our operations during any of the reported periods.

Liquidity and Capital Resources

As of December 31, 2010, we had approximately $18,200,000 of working capital, which included $1,635,000 of cash and cash equivalents, and our current ratio was 2.8 to 1.  As of December 31, 2009, we had approximately $21,900,000 of working capital, which included approximately $5,100,000 of cash and cash equivalents and a one-year $7,000,000 certificate of deposit, and our current ratio was 8 to 1.  The reduction in our working capital and current ratio since December 31, 2009 was due primarily to our purchase of the Porta Copper Products Division in May 2010, which resulted in both the use of a portion of our cash to acquire long term assets and the assumption of current liabilities of the Porta Copper Products Division.  See our discussion of investing activities below.

The primary reasons for the use of $1,721,000 of cash in operating activities in 2010 compared to the $4,836,000 cash provided by operating activities in 2009 was a $7,613,000 increase in inventories in 2010 to fulfill anticipated sales, compared to a $987,000 reduction in inventories in 2009.  Additionally, cash was used to support a $3,341,000 increase in accounts receivable in 2010, compared to a $438,000 decrease in accounts receivable in 2009.  The 2010 increase in accounts receivable was due to the increased sales in the current period resulting from both sales from the Porta Copper Products Division acquisition and organic sales growth.  Cash used in operating activities was partially offset by cash provided by net income of $2,230,000 in 2010, compared to net income of only $73,000 in 2009, a $788,000 increase in the amount of deferred tax assets utilized during the year and a $3,447,000 increase in accounts payable and accrued liabilities in 2010, compared to only a $375,000 increase in accounts payable and accrued liabilities in 2009 period, principally related to the increased inventory purchases.

Investing activities in 2010 used cash of $1,679,000 for capital expenditures, primarily for tools, molds, dies and equipment used to manufacture new products, and  $7,249,000 for the acquisition of the Porta Copper Products Division, of which $7,000,000 was provided by redeeming a certificate of deposit.  During 2009, investing activities used cash of $738,000 for capital expenditures and $7,000,000 for the investment in the certificate of deposit.

There were no cash financing activities in 2010. Financing activities in 2009 primarily related to $242,000 used for the repayment of short term debt.

In December 2010, we entered into an amendment to our bank credit agreement (the “credit agreement”) which replaced a $5,000,000 facility that was expiring.  Under the credit agreement, we are entitled to borrow from the bank up to $5,000,000 in the aggregate at any one time outstanding, but limited to a borrowing base which, in general, equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1,500,000. This amendment extended the agreement through December 31, 2013. Additionally, we reduced the applicable margin related to the bank’s prime rate from 2.75% per annum to 0%, and the applicable margin related to LIBOR rate advances was reduced from 4.5% per annum to 1.85% per annum.

As of December 31, 2010, our borrowing base was in excess of the amount available to borrow of $5,000,000.  Any loans under the credit agreement would mature on December 31, 2013.  We had no borrowings outstanding under the credit agreement as of December 31, 2010 or 2009, or at any time since we established this facility.  However, with the use of the $7,250,000 of cash and our certificate of deposit and our increased sales volume, we may be required to draw in the future under our credit facility to support increased inventories and accounts receivable.

Outstanding loans under the credit agreement bear interest, at our option, either at (a) the bank's prime rate, provided that the prime rate shall not be less than an adjusted one-month London Interbank Offered Rate (“LIBOR”) (as defined in the amended agreement), or (b) under a formula based on LIBOR plus 1.85% per annum. We also pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

Our obligations under the credit agreement are collateralized, pursuant to a Continuing Security Agreement, by all of our accounts receivable and inventory, and are also guaranteed by one of our subsidiaries.

The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The amended agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $28,500,000, a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0. We were in compliance with all financial covenants in the credit agreement during each of the quarters during 2009 and 2010.

We believe that existing cash, together with internally generated funds and the available line of credit, will be sufficient for our working capital requirements and anticipated capital expenditure needs for at least the next twelve months and to meet our long term liquidity needs.  While we have not historically borrowed under our credit agreement, with the use of a substantial portion of our available cash to acquire the Porta Copper Products Division and, to a lesser degree, F2O, and our expanded business resulting from those acquisitions, it is likely that we will be required to draw upon our credit facility beginning in the second quarter of 2011 to support the higher levels of accounts receivable and inventories resulting from our higher sales levels until such time that the level of increased business in relation to the working capital requirements stabilizes. We are currently unable to determine the amounts we will need to borrow, which will depend on, in large measure, the level of orders from and sales to our customers, payment terms with our contract manufacturer and suppliers, and the timing of payments of accounts receivable received from our customers.

Off-Balance Sheet Arrangements

We have no off-balance sheet contractual arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments.  We believe that the determination of the carrying value of our inventories, long-lived assets and goodwill, the valuation of accounts receivable, the valuation of deferred tax assets and the valuation of share-based payment compensation are the most critical areas where management’s judgments and estimates most affect our reported results.  While we believe our estimates are reasonable, misinterpretation of the conditions that affect the valuation of these assets could result in actual results varying from reported results, which are based on our estimates, assumptions and judgments as of the balance sheet date.

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

We measure and test goodwill and intangible assets not subject to amortization for impairment in accordance with ASC 350, “Intangibles – Goodwill and Other,” at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill or intangible assets might be impaired, such as a change in business conditions.  We test intangible assets that are subject to amortization for impairment at the reporting unit level at least annually based upon either a discounted cash flow or common market multiple analyses.

Accounts receivable are presented net of allowances for doubtful accounts and sales returns based upon facts and circumstances and management’s estimate of expected trends.  The majority of sales generated by our subsidiary in England are factored with a high credit quality financial institution (the “factor’). The sale of the receivables is accounted for in accordance with the accounting guidance for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with the Codification, receivables are considered sold when they are transferred beyond the reach of the subsidiary and its creditors, the purchaser has the right to pledge or exchange the receivables, and the subsidiary has surrendered control over the transferred receivables.

Consistent with ASC 740, “Income Taxes”, we regularly estimate our ability to recover deferred tax assets and report these assets at the amount that is determined to be “more-likely-than-not” recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies.  In the event that evidence becomes available in the future to indicate that the valuation of our deferred tax assets should be adjusted (for example, significant changes in our projections for future taxable income), our estimate of the recoverability of deferred taxes may change, resulting in an associated adjustment to earnings in that period.

In accordance with the requirements of ASC 718, “Compensation – Stock Compensation”, we record the fair value of share-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes-Merton option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and expected term assumptions require a greater level of judgment. We estimate expected stock-price volatility based primarily on historical volatility of the underlying stock using daily price observations over a period equal to the expected term of the option, but also consider whether other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected volatility. With regard to our estimate of expected term, we use historical share option exercise experience, along with the vesting term and original contractual term of options granted.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus.  See Note 1 to our consolidated financial statements for a discussion of these matters.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risks, including changes in interest rates.  The interest payable under our credit facility, under which there were no borrowings outstanding during the years ended December 31, 2010 and 2009, is based on a specified bank’s prime interest rate or LIBOR and, therefore, is affected by changes in market interest rates.  Historically, the effects of movements in the market interest rates have been immaterial to our operating results, as we have not borrowed to any significant degree.  However, as discussed in Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” due to our expanded business, it is likely that we will need to borrow under our credit facility beginning in 2011.  The amounts of such potential borrowings will depend on a number of factors.

Our products contain a significant amount of plastic that is petroleum based, as well as certain precious metals, in particular copper, gold and steel.  We import most of our products from contract manufacturers, principally in China and Mexico.  Therefore, increased costs in either petroleum or these precious metals can increase the cost of our products.

Other than sales generated by our subsidiaries in England and Mexico, we require foreign sales to be paid in U.S. currency, and we are billed by our contract manufacturers in U.S. currency.   However, assets, liabilities and revenues generated by our subsidiaries in England and Mexico are denominated in the Pound Sterling and Mexican Pesos, respectively, and, accordingly, fluctuations in the exchange rate of these currencies could have a material impact on our financial position and results of operations.  Additionally, since our contract manufacturer is based in China and Mexico, the cost of our products could be affected by changes in the valuation of the Chinese Yuan and Mexican Peso, respectively, and or wage increases in these regions.

Historically, we have not purchased or entered into interest rate swaps or future, forward, option or other instruments designed to hedge against changes in interest rates, the price of materials used in the manufacturing of the products we sell, or the value of foreign currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders of
Tii Network Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Tii Network Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tii Network Technologies, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with United States generally accepted accounting principles.

/s/ Marcum LLP
Marcum LLP
Melville, New York
March 31, 2011

 TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,635	$5,129
Certificate of deposit	-	7,000
Accounts receivable, net of allowance of $149 and $82 at December 31, 2010 and 2009, respectively	8,269	3,468
Other receivable	396	-
Inventories, net	15,737	8,044
Deferred tax assets, net	2,091	1,100
Other current assets	463	235
Total current assets	28,591	24,976

Property, plant and equipment, net	9,350	8,020
Deferred tax assets, net	6,460	7,791
Intangible assets, net	2,656	-
Goodwill	4,102	-
Other assets, net	215	175
Total assets	$51,374	$40,962

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,697	$2,429
Accrued liabilities	1,690	688
Total current liabilities and total liabilities	10,387	3,117

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized; 14,601,322 shares issued and 14,583,685 shares outstanding as of December 31, 2010, and 14,240,853 shares issued and 14,223,216 shares outstanding as of December 31, 2009	146	143
Additional paid-in capital	43,812	43,050
Accumulated deficit	(2,837)	(5,067)
Accumulated other comprehensive income - foreign currency translation	147	-
	41,268	38,126
Less: Treasury shares, at cost, 17,637 common shares at December 31, 2010 and 2009	(281)	(281)
Total stockholders' equity	40,987	37,845

Total liabilities and stockholders' equity	$51,374	$40,962

See notes to consolidated financial statements

 TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008

Net sales	$54,498	$27,437	$35,190
Cost of sales	38,458	18,193	23,152

Gross profit	16,040	9,244	12,038

Operating expenses:
Selling, general and administrative (including acquisition-related expenses of $840 in 2010)	10,264	7,157	8,636
Research and development	2,239	1,590	2,040
Total operating expenses	12,503	8,747	10,676

Operating income	3,537	497	1,362

Foreign currency transaction gain	48	-	-
Interest income	10	15	39
Interest expense	-	(5)	(8)
Other expense	-	-	(5)

Income before income taxes	3,595	507	1,388

Income tax provision	1,365	434	810

Net Income	$2,230	$73	$578

Foreign currency translation adjustment	147	-	-

Comprehensive Income	$2,377	$73	$578

Net income per common share:
Basic and diluted	$0.16	$0.01	$0.04

Weighted average common shares outstanding:
Basic	13,677	13,582	13,540

Diluted	14,267	13,777	13,745

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance January 1, 2008	13,481,904	$135	$41,358	$(5,718)	$-	$(281)	$35,494
Exercise of stock options	78,500	1	99	-	-	-	100
Share-based compensation	-	-	807	-	-	-	807
Restricted shares issued	209,388	2	(2)	-	-	-	-
Net income for the year	-	-	-	578	-	-	578

Balance December 31, 2008	13,769,792	$138	$42,262	$(5,140)	$-	$(281)	$36,979
Share-based compensation	-	-	802	-	-	-	802
Restricted shares issued	453,424	5	(5)	-	-	-	-
Excess tax deficiencies from vested restricted stock	-	-	(9)	-	-	-	(9)
Net income for the year	-	-	-	73	-	-	73

Balance December 31, 2009	14,223,216	$143	$43,050	$(5,067)	$-	$(281)	$37,845
Share-based compensation	-	-	801	-	-	-	801
Restricted shares issued	390,000	4	(4)	-	-	-	-
Restricted shares forfeited	(12,369)	-	-	-	-	-	-
Restricted shares purchased from employees and retired	(17,162)	(1)	(35)	-	-	-	(36)
Foreign currency translation adjustment	-	-	-	-	147	-	147
Net income for the year	-	-	-	2,230	-	-	2,230

Balance December 31, 2010	14,583,685	$146	$43,812	$(2,837)	$147	$(281)	$40,987

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities
Net income	$2,230	$73	$578
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	1,604	1,627	1,623
Share-based compensation	801	802	807
Deferred income taxes	1,202	414	736
Loss on write-offs and disposals of capital assets	-	19	1
Excess tax deficiencies from vesting of restricted stock	-	(9)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,341)	438	3,088
Inventories	(7,613)	987	188
Other assets	(51)	110	95
Accounts payable and accrued liabilities	3,447	375	(1,415)
Net cash (used in) provided by operating activities	(1,721)	4,836	5,701

Cash Flows from Investing Activities
Capital expenditures	(1,679)	(738)	(780)
Redemption of (investment in) certificate of deposit	7,000	(7,000)	-
Net cash paid for the acquisition of the Copper Products
Division of Porta Systems Corp. (See Note 2)	(7,249)	-	-
Net cash used in investing activities	(1,928)	(7,738)	(780)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	-	-	100
Repayment of short term debt	-	(242)	-
Excess tax deficiency from vesting of restricted stock	-	(9)	-
Net cash (used in) provided by financing activities	-	(251)	100

Net effect of exchange rate changes on cash	155	-	-

Net (decrease) increase in cash and cash equivalents	(3,494)	(3,153)	5,021

Cash and cash equivalents, at beginning of year	5,129	8,282	3,261

Cash and cash equivalents, at end of year	$1,635	$5,129	$8,282

Non-cash Investing and Financing Activities
Insurance premiums financed with short term debt	$-	$242	$-

Issuance of common stock	$4	$5	$2

Supplemental Cash Flow Information
Cash paid during the period for interest	$-	$5	$7

Cash paid during the period for income taxes	$92	$10	$152

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Description of Business and Summary of Significant Accounting Policies

Business

Tii Network Technologies, Inc. and subsidiaries (together, “Tii,” the “Company,” “we,” “us” or “our”) designs, manufactures and sells products to service providers in the communications industry for use in their networks.  We sell our products through a network of sales channels, principally to telephone operating companies (“Telcos”), multi-system operators (“MSOs”) of communications services, including cable and satellite service providers, and original equipment manufacturers ("OEMs").  Our products are typically found in the Telcos’ central offices, outdoors in the service providers’ distribution network, at the interface where the service providers’ network connects to the users’ network, and inside the users’ home or apartment, and are critical to the successful delivery of voice and broadband communication services.

Principles of Consolidation

The consolidated financial statements include the accounts of Tii Network Technologies, Inc. and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the 2008 statements of income and cash flows to conform to the 2009 and 2010 presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our more significant estimates include the valuation of accounts receivable, inventory, deferred income taxes, the allocation of purchase price to fixed assets, goodwill and other intangible assets relating to our acquisition of the Copper Products Division of Porta Systems Corp. (the “Porta Copper Products Division”) (see Note 2), and establishing the fair value of share-based payments. Actual results could differ from such estimates.

Revenue Recognition

Our sales are derived from the sale of our products.  We do not provide any services to our customers.  Product sales are recorded when there is persuasive evidence of the arrangement, usually a customer purchase order, the products are shipped, title passes to the customer, and the price is fixed and determinable and probable of collection.  Once a product is shipped, we have no acceptance or other post-shipment obligations precluding revenue recognition.  Accounts receivable as of December 31, 2010 and 2009 are presented net of allowances for doubtful accounts and sales returns of $149,000 and $82,000, respectively, based upon known facts and circumstances and management’s estimate of expected trends.

In the normal course of business, we collect non-income related taxes, including sales, use and foreign value added tax, from our customers and we remit those taxes to governmental authorities. We present sales net of these taxes.

Subsequent Events

We have evaluated all events or transactions that occurred subsequent to December 31, 2010 through the date the financial statements were issued and no reportable subsequent events were noted that are not disclosed in the financial statements.

Cash Equivalents

All highly liquid investments with an original maturity at the time of purchase of three months or less are considered cash equivalents. There were no cash equivalents at December 31, 2010.  Cash and cash equivalents of $5,129,000 at December 31, 2009 consisted of overnight investments in commercial paper.

Certificate of Deposit

The certificate of deposit of $7,000,000 at December 31, 2009 was a one-year certificate of deposit with a maturity date of November 12, 2010.  This certificate was redeemed in May 2010 and the proceeds were used for the acquisition of the Porta Copper Products Division.

Concentration of Credit Risk

At December 31, 2010, our cash deposits were maintained at two high credit quality financial institutions.  At December 31, 2009, our cash deposits, temporary cash investments and certificate of deposit were maintained at one of those institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, other current assets, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Foreign Currency Translation

Our acquired subsidiary in England maintains its accounting records in Pound Sterling, which is its functional currency.  Our newly formed Mexican subsidiary maintains its accounting records in Mexican Pesos, which is its functional currency.  We translate the foreign subsidiaries’ assets and liabilities into U.S. dollars based on exchange rates at the end of the respective reporting periods and reflect the effect of foreign currency translation as a component of stockholders’ equity.  Income and expense items are translated at an average exchange rate during the period.  Transaction gains and losses are included in the determination of the results from operations.

Factored Receivables

The majority of sales generated by our subsidiary in England are factored with a high credit quality financial institution (the “factor’).  The sale of the receivables is accounted for in accordance with the accounting guidance for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with the Codification, receivables are considered sold when they are transferred beyond the reach of the subsidiary and its creditors, the purchaser has the right to pledge or exchange the receivables, and the subsidiary has surrendered control over the transferred receivables.  Receivables factored net of advances from the factor were approximately $790,000 as of December 31, 2010 and are included in Accounts Receivable.

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

Goodwill and Other Intangible Assets

Our acquisition of the Porta Copper Products Division has been accounted for using the purchase method of accounting (see Note 2).  The assets and liabilities of the acquired business are recorded at their estimated fair values at the date of acquisition.  The excess of the purchase price over the estimated fair values is recorded as goodwill.  All acquisition costs were expensed as incurred.  We measure and test goodwill and intangible assets not subject to amortization for impairment in accordance with ASC 350, “Intangible – Goodwill and Other,” at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill or intangible assets might be impaired, such as a change in business conditions.

Other intangible assets, which include customer relationships, are amortized by the straight-line method over the estimated useful lives of the related assets.  Intangible assets that are subject to amortization are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Management believes that there are no indicators of impairment of goodwill and other intangible assets as of December 31, 2010.

Other Assets

Included in other assets at December 31, 2010 and 2009 are $166,000 and $173,000, respectively, of patent costs, net of accumulated amortization, which are amortized on a straight-line basis over the lesser of the life of the related products or the patents. Amortization of patent costs was $56,000, $51,000 and $41,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds its fair value.  There were no such events or changes in circumstances to require an analysis for either 2010 or 2009.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  We use the with-and-without approach to determine the recognition and measurement of excess tax benefits resulting from tax deductions in excess of the cumulative compensation cost recognized from stock options exercised and restricted stock vesting or excess tax deficiencies resulting from cumulative compensation cost recognized from stock options exercised and restricted stock vesting in excess of tax deductions.  For financial statement purposes, certain of our net operating loss carryforwards contain deductions for share-based payments in excess of the related compensation expense recognized.  In determining the period in which related tax benefits are realized for book purposes, such excess share-based compensation deductions included in net operating losses are realized after regular net operating losses are exhausted.

Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a “more likely than not” threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitation has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

Net Income Per Common Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders (which equals our net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents.  The following table sets forth the amounts used in the computation of basic and diluted earnings per share:

	Years ended December 31,
	2010	2009	2008
Numerator for diluted EPS calculation:
Net income	$2,230,000	$73,000	$578,000

Denominator for basic EPS calculation:
Weighted average shares outstanding - Basic	13,677,000	13,582,000	13,540,000

Denominator for diluted EPS calculation:
Weighted average shares outstanding - Basic	13,677,000	13,582,000	13,540,000
Effect of dilutive stock options	214,000	122,000	205,000
Effect of unvested restricted stock awards	376,000	73,000	-
Balance December 31, 2010	14,267,000	13,777,000	13,745,000

Basic and Diluted EPS	$0.16	$0.01	$0.04

The following table sets forth restricted stock awards and outstanding options to purchase shares of common stock which were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Years ended December 31,
	2010	2009	2008
Restricted stock awards	73,000	260,000	128,000
Outstanding stock options	1,731,000	2,199,000	2,303,000
	1,804,000	2,459,000	2,431,000

Advertising Costs

We incur advertising costs for sales and marketing initiatives, including advertisements in magazines, brochures and mailings, promotions and public relations.  Advertising costs were $85,000, $46,000 and $92,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Share-Based Payment

We follow the provisions of ASC 718, which requires that all share-based compensation be recognized as an expense in the financial statements and that this cost be measured at the fair value of the award. ASC 718 also requires that excess tax benefits and deficiencies related to stock option exercises and restricted stock vesting be reflected in the consolidated statements of cash flows as financing cash inflows and operating cash outflows. See Note 9 for additional information on shared-based compensation.

Comprehensive Income

Comprehensive income includes, in addition to net income, as income or loss, foreign currency translation gains and losses, the accumulated effect of which is included in the stockholders’ equity section of the balance sheet.  We reported comprehensive income in the amounts of $2,377,000, $73,000 and $578,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Segment Information

We have evaluated the provisions of ASC 280, “Segment Reporting” (“ASC 280”), and have determined that we have one reportable segment.  We have provided the required geographic, major supplier and major customer information in Note 11.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”) amends the guidance on variable interest entities in ASC 810.  ASC 810 eliminates exceptions to a consolidating qualifying special-purpose entity, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  ASU 2009-17 also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded.  The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.  We adopted ASU 2009-17 on January 1, 2010.  The adoption of ASU 2009-17 did not have any impact on our financial statements or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements”, which amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements.  The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables.  This update will be effective for fiscal years beginning after June 15, 2010.  The adoption of this standard is not expected to impact of financial position or results of operations.

In December 2010 the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This amendment affects any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Note 2 – Acquisition of the Porta Copper Products Division

On May 19, 2010, we acquired all of the assets, exclusive of cash, and assumed certain operating liabilities, primarily accounts payable and accrued expenses, of the Porta Copper Products Division for cash of $8,150,000, subject to price adjustments.  This acquisition was made in order to increase our sales levels, expand into key markets and acquire new products and technology.

The Porta Copper Products Division is comprised of two wholly owned subsidiaries, one in the United Kingdom and the other in Mexico, as well as domestic assets, liabilities, sales and expenses exclusively related to copper telecommunications products.

Concurrent with this acquisition, we sold the acquired Mexican subsidiary, exclusive of customer contracts and certain machinery and equipment which we retained, to our principal contract manufacturer, which now operates this manufacturing facility.  In consideration for this sale, we received $1,000,000 from the contract manufacturer, subject to purchase price adjustments, as well as an option to reacquire up to approximately 9% of a newly formed entity that now owns the Mexican subsidiary, for a total exercise price of $100,000. We believe that the value of this option, which expires on May 18, 2011, is not material and we did not allocate any of the net Porta Copper Products Division purchase price to this option.  Additionally, we sold to the contract manufacturer certain raw material and component inventories, which were acquired as part of the Porta Copper Products Division transaction, for approximately $1,175,000.

The consolidated statements of income and comprehensive income for the year ended December 31, 2010 include Copper Product Division sales and net income since May 20, 2010 of $17,818,000 and $715,000, respectively.

The following is a summary of the fair value of the net assets acquired as a result of the May 19, 2010 acquisition of the Porta Copper Products Division, net of the concurrent sale of the Mexican manufacturing operations to our principal contract manufacturer:

Assets
Accounts receivable	$1,479,000
Net balance due from contract manufacturer	221,000
Inventories	228,000
Prepaid expenses and other assets	274,000
Deferred tax assets	876,000
Property and equipment	1,145,000
Intangible assets subject to amortization	2,710,000
Goodwill	4,102,000

Liabilities
Accounts payable	(3,315,000)
Accrued expenses	(471,000)
$7,249,000

We recorded this transaction in our interim reporting periods based on a preliminary estimate of the fair value of the net assets acquired.  We completed our assessment of fair values during the fourth quarter of 2010 and reallocated fair values based on this assessment.  The most significant change was to reclassify $1,670,000 from goodwill to identifiable intangible assets subject to amortization.  We also reassessed the useful lives of these intangible assets and adjusted the amortization periods, the result of which had an immaterial effect on the interim periods.

The net balance due from contract manufacturer of $221,000 is comprised of the aforementioned raw materials and components inventories sold to the contract manufacturer for $1,175,000, partially offset by a purchase price adjustment payable resulting from the sale of the Mexican subsidiary and additional Mexican subsidiary liabilities which were assumed by the contract manufacturer. The receivable balance as of December 31, 2010, which totals $395,000 due to subsequent transactions with the contract manufacturer, is included in other receivable in the accompanying consolidated balance sheet.

Intangible assets subject to amortization are comprised of the following:

	Amount	Estimated useful life (in years)

Customer relationships	$2,040,000	20
Distributor relationships	540,000	18
Trade name	130,000	3

	2,710,000
Less: accumulated amortization	(54,000)
	$2,656,000

The accompanying consolidated statements of income include related amortization expense of $54,000 for the year ended December 31, 2010.  Future amortization expense will approximate $223,000 during 2011, $175,000 during 2012, $150,000 during 2013, $132,000 during 2014 and during 2015 and $1,844,000 thereafter.  The weighted average period over which these assets are being amortized is 19 years.

Unaudited pro forma sales, net income and earnings per share data, calculated under the premise that the acquisition of the Porta Copper Products Division had occurred on January 1, 2009 were $63,405,000, $2,009,000, $0.15 basic earnings per share and $0.14 diluted earnings per share for the year ended December 31, 2010 and $48,835,000, $29,000 and $0.00 basic and diluted earnings per share for the year ended December 31, 2009.

Note 3 – Puerto Rico Facility Closing

In June 2007, our Board of Directors approved a plan to consolidate the operations of our Puerto Rico leased facility into our new headquarters in Edgewood, New York, resulting in the closure of the Puerto Rico facility.  This plan was completed during 2008, and cumulative costs incurred were $1,146,000.  During the year ended December 31, 2008, we incurred $70,000 of costs related to this plan, all of which was included in cost of sales.

NOTE 4 – Inventories

The following table represents the cost basis of each major class of inventory as of December 31, 2010 and 2009:

	December 31,
	2010	2009

Raw material and subassemblies	$1,594,000	$949,000
Finished goods	14,143,000	7,095,000
	$15,737,000	$8,044,000

Inventories are net of a reserve of $937,000 and $753,000 at December 31, 2010 and 2009, respectively.

NOTE 5 – Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset.  The following table presents the amounts of each major class of property, plant and equipment as of December 31, 2010 and 2009:

	December 31,
	2010	2009

Land	$1,244,000	$1,244,000
Building and building improvements	4,307,000	4,307,000
Construction in progress	34,000	147,000
Machinery and equipment	9,925,000	7,901,000
Computer hardware and software	905,000	839,000
Furniture, fixtures, equipment and other	905,000	730,000
	$17,320,000	$15,168,000

Less: accumulated depreciation and amortization	(7,970,000)	(7,148,000)
	$9,350,000	$8,020,000

Depreciation and amortization of plant and equipment was $1,494,000, $1,576,000 and $1,582,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

We recorded a loss on the disposal of capital assets of $19,000 and $1,000 for the years ended December 31, 2009 and 2008, respectively, related to the disposal of obsolete equipment. Such charges are included in depreciation and amortization within selling, general and administrative expenses.

NOTE 6 - Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009

Accrued payroll and vacation	$1,077,000	$453,000
Accrued legal and other professional fees	122,000	81,000
Other accrued expenses	491,000	154,000
	$1,690,000	$688,000

NOTE 7 - Revolving Credit Facility

In December 2010, we entered into an amendment to our bank credit agreement (the “credit agreement”) which replaced a $5,000,000 credit facility that was expiring.  Under the credit agreement, we are entitled to borrow from the bank up to $5,000,000 in the aggregate at any one time outstanding, but limited to a borrowing base which, in general, is equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1,500,000.  This amendment extended the agreement through December 31, 2013 and reduced the applicable margin related to the bank’s prime rate from 2.75% per annum to 0%, and the applicable margin related to LIBOR rate advances from 4.5% per annum to 1.85% per annum.

As of December 31, 2010, our borrowing base was in excess of the amount available to borrow of $5,000,000.  Any loans under the credit agreement would mature on December 31, 2013.  We had no borrowings outstanding under the credit agreement during 2010 or 2009.

Outstanding loans under the credit agreement bear interest, at our option, either at (a) the bank's prime rate, provided that the prime rate shall not be less than an adjusted one-month London Interbank Offered Rate (“LIBOR”) (as defined in the credit agreement), or (b) under a formula based on LIBOR plus 1.85% per annum. We also pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

Our obligations under the credit agreement are collateralized, pursuant to a Continuing Security Agreement, by all of our accounts receivable and inventory, and are also guaranteed by one of our subsidiaries.

The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The credit agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $28,500,000, a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses and losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0.  We were in compliance with all financial covenants in the credit agreement during each of the quarters during 2009 and 2010.

NOTE 8 - Income Taxes

The components of the income before income taxes for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Years ended December 31,
	2010	2009	2008

United States	$2,400,000	$507,000	$1,388,000
Foreign	1,195,000	-	-
Total income before income taxes	$3,595,000	$507,000	$1,388,000

The components of the income tax expense for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Years ended December 31,
	2010	2009	2008
Current
Federal	$38,000	$27,000	$43,000
State	35,000	11,000	31,000
Total current	73,000	38,000	74,000

Deferred
Federal	916,000	288,000	592,000
State	19,000	108,000	144,000
Foreign	357,000	-	-
Total deferred	1,292,000	396,000	736,000
Total income tax expense	$1,365,000	$434,000	$810,000

The following table is a reconciliation from our income tax provision based on the U.S. Federal statutory income tax rate to the income tax expense reported for financial reporting purposes:

	Years ended December 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Tax at statutory rate	$1,223,000	34.0%	$172,000	34.0%	$472,000	34.0%
Increase (reduction) in income taxes from:
State and local income taxes, net of federal income tax effect	29,000	0.8%	56,000	11.1%	71,000	5.1%
Change in state tax rate and state apportionments	21,000	0.6%	94,000	18.6%	60,000	4.3%
Share-based compensation	123,000	3.4%	128,000	25.3%	151,000	10.9%
Meals and entertainment	26,000	0.7%	22,000	4.4%	24,000	1.7%
Change in valuation allowance	-	-	(31,000)	(6.1%)	30,000	2.2%
Foreign rate differential	(49,000)	(1.3%)	-	-	-	-
Other, net	(8,000)	(0.2%)	(7,000)	(1.4%)	2,000	0.1%
	$1,365,000	38.0%	$434,000	85.9%	$810,000	58.4%

The tax effects of temporary differences and net operating loss and tax credit carryforwards that give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Inventory	$386,000	$310,000
Accounts receivable	30,000	29,000
Property, plant and equipment - U.K.	318,000	-
Accrued expenses	322,000	59,000
Share-based compensation	792,000	720,000
Net operating loss carryforwards - U.S.	6,568,000	7,650,000
Net operating loss carryforwards - U.K.	566,000	-
Business and AMT credit carryforwards	469,000	449,000
	$9,451,000	$9,217,000
Less: valuation allowance	(108,000)	(144,000)
Net deferred tax assets	$9,343,000	$9,073,000
Property, plant and equipment - U.S.	(437,000)	(181,000)
Intangibles	(355,000)	-
Net deferred income tax assets	$8,551,000	$8,892,000

The total amount of goodwill being amortized for tax reporting purposes is approximately $3,500,000.

Consistent with the provisions of ASC 740, we regularly estimate our ability to recover deferred tax assets, and establish a valuation allowance against deferred tax assets that are determined to be “more-likely-than-not” unrecoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies.  During 2010, our valuation allowance was reduced by $36,000 due to general business tax credit carryforwards that expired unutilized.  As of December 31, 2010, management believes that it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the net amount of our deferred tax assets over the periods during which temporary differences reverse and net operating loss carryforwards expire.

As of December 31, 2010, our deferred tax asset valuation allowance of $108,000 related to general business tax credit carryforwards expected to expire unutilized.

As of December 31, 2010, we had available Federal and U.K. net operating loss carryforwards of approximately $20,500,000 and $2,100,000, respectively.  The U.S. Federal carryforwards will expire from 2020 to 2023.  We estimate that it is more likely than not that these net operating loss carryforwards will be utilized prior to their respective expiration periods and, as such, have not provided a valuation allowance against them. It is at least reasonably possible that the actual period that the net operating loss carryforwards are utilized may differ from this estimate.  Our net operating loss carryforwards include approximately $1,186,000 of excess stock compensation net operating losses that have not been recorded as deferred tax assets, in accordance with ASC 718.  If all of our net operating losses are realized in the future, approximately $380,000 of the benefit (related to excess stock compensation net operating losses) would increase our additional paid-in capital, after regular net operating losses are exhausted.  As of December 31, 2010, we have Alternative Minimum Tax credit carryforwards of $344,000, which have no expiration date.

NOTE 9 - Common Stock and Stock Awards

We account for share-based compensation in accordance with ASC 718. The fair value of restricted stock awards is based on the closing market price of our common stock on the measurement date of the award.  In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes-Merton option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and expected term assumptions require a greater level of judgment. We estimate expected stock-price volatility based primarily on historical volatility of the underlying stock using daily price observations over a period equal to the expected term of the option, but also consider whether other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected volatility. With regard to the estimate of expected term, we have concluded that our stock option exercise experience provides a reasonable basis upon which to estimate expected term.  Therefore, we have refined our method to calculate estimates of the expected term of stock options.

Total share-based compensation is attributable to the granting of, and the remaining requisite service period of, stock options and restricted stock awards. Compensation expense attributable to share-based compensation for the years ended December 31, 2010, 2009 and 2008 was $801,000, $802,000 and $807,000, respectively.  The tax benefit related to such compensation cost was $89,000, $137,000 and $133,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  As of December 31, 2010, the total unrecognized compensation cost related to all non-vested stock awards was approximately $1,250,000 and the related weighted average period over which this remaining expense is expected to be recognized was approximately 2.10 years.  It is our policy to issue previously authorized shares to satisfy stock option exercises in the period of exercise.

During 2008, our Board of Directors adopted our 2008 Equity Compensation Plan (the “2008 Plan”), which replaced our 1998 Stock Option Plan, under which our ability to grant options expired on October 7, 2008.  The 1998 Plan permitted us to grant stock options while the 2008 Plan permits us to grant stock appreciation rights, restricted stock and restricted stock units, as well as stock options, to our employees, directors and consultants.  The 2008 Plan authorizes the grant of awards not to exceed 1,000,000 shares of our common stock in the aggregate until April 2, 2018, of which there are 62,000 available for grant at December 31, 2010.  The Compensation Committee of our Board of Directors determines, among other things, award recipients, the type of award, the number of shares to be subject to each share grant or award, exercise prices for options and the base value for stock appreciation rights, vesting periods and conditions to vesting, and the term of the award, which may not exceed 10 years.

Stock Options

As of December 31, 2010, we had stock options outstanding under our 1994 Non-Employee Director Stock Option Plan, our 1995 Employee Stock Option Plan, and our 1998 Stock Option Plan, all such plans having previously expired as to the grant of future options, as well as our 2003 Non-Employee Director Stock Option Plan, as amended (the “2003 Plan”), which expires in September 2013.  The exercise period for all stock options may not exceed ten years from the date of grant. Stock option grants to individuals generally become exercisable in substantively equal tranches over a service period of up to five years.

The 2003 plan provides for the grant of options to purchase up to 1,000,000 shares of common stock to our non-employee directors.  Prior to May 2010, on the date a person initially became an outside director, that individual was granted an option to purchase 24,000 shares under the 2003 Plan.  At each annual stockholders meeting thereafter at which directors were elected, each outside director in office after the meeting was automatically granted an option to purchase 10,000 shares plus additional specified shares for serving on Board committees or as chairperson of a committee.  Options granted under the 2003 Plan have an exercise price equal to the market value of our common stock on the date of grant and generally vest in equal installments over periods ranging from one to four years.  All options granted under the 2003 Plan have a term of ten years.  As of December 31, 2010, 331,000 shares are available for future grant under the 2003 Plan.

The following table summarizes stock option activity for the years ended December 31, 2008, 2009 and 2010:

	Common Shares Subject to Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Life Remaining in Years
Outstanding at January 1, 2008	3,483,375	$2.15
Granted	254,000	1.85
Exercised	(78,500)	1.27
Expired	(857,725)	2.31
Forfeited	(252,100)	2.16
Cancelled	(125,000)	2.60
Outstanding at December 31, 2008	2,424,050	$2.06	$52,000	6.2
Granted	130,000	0.95
Expired	(71,500)	1.58
Forfeited	(8,000)	2.39
Outstanding at December 31, 2009	2,474,550	$2.02	$240,288	5.5
Expired	(374,000)	1.61
Forfeited	(16,250)	1.95
Outstanding at December 31, 2010	2,084,300	$2.09	$1,610,185	5.2

Information as of December 31, 2010:
Options expected to vest	242,946	$2.31	$126,800	6.4
Options exercisable at end of year	1,833,500	$2.06	$1,479,483	5.0

Compensation expense attributable to stock options for the years ended December 31, 2010, 2009 and 2008 was $465,000, $631,000 and $694,000, respectively.  The total fair value of stock options vested during the years ended December 31, 2010, 2009, and 2008 was $512,000, $636,000, and $677,000, respectively.  The intrinsic value of stock options exercised during the years ended December 31, 2010, 2009, and 2008 was $0, $0 and $51,000, respectively.  Fair values of options granted were determined based on the following assumptions:

	Years ended December 31,
	2010	2009	2008
Expected term	(a)	7.0 years	5.8 - 7.0 years
Interest rate	(a)	2.65%	2.81% - 3.38%
Volatility	(a)	107.9%	109.8%
Dividends	(a)	-	-
Weighted average fair value of options granted	(a)	$ 0.82	$ 1.56

(a) There were no stock options granted during 2010; therefore the assumptions are not applicable.

Board of Director Remuneration and Restricted Stock

In 2009 and 2008, our non-employee directors were entitled to elect to receive, in lieu of their $10,000 annual cash retainer ($25,000 in the case of the non-executive Chairman of the Board of Directors), shares of our common stock equal in market value to $11,750 ($29,400 in the case of the non-executive Chairman of the Board of Directors).  Market value was determined at the date of the annual meeting of stockholders at which directors were elected for the year.  In 2009, four directors elected to receive an aggregate of 49,476 shares having a market value of $47,000, and the non-executive Chairman of the Board of Directors elected to receive 30,948 shares having a market value of $29,400.  In 2008, three directors elected to receive an aggregate of 18,750 shares having a market value of $35,250, and the non-executive Chairman of the Board of Directors elected to receive 15,638 shares having a market value of $29,400.  We recognized expense of $16,000, $73,000, and $73,000 for these awards during the years ended December 31, 2010, 2009 and 2008, respectively. The 2010 expense was net of $7,000 in income relating to the forfeiture of 12,369 shares during January 2010.

In May 2010, the Company’s Board of Directors revised the annual cash retainer paid to non-employee directors to $15,000 from $10,000 (other than for the non-executive Chairman of the Board) and to $20,000 from $25,000 for the non-executive Chairman of the Board and eliminated the provision which permitted non-employee directors (including the non-executive Chairman of the Board) to elect to receive their annual retainer in shares of our common stock (valued at 117.5% of the amount of such cash) in lieu of cash.

In lieu of the receipt of annual stock options under the Company’s 2003 Non-Employee Directors Stock Option Plan that would otherwise have been granted in May 2010 as described above, the Board awarded each of our five non-employee directors a restricted stock award of 20,000 shares of Common Stock under the 2008 Plan.

The following table summarizes restricted stock award activity related to the 2008 Plan:

	Shares Granted	Shares Available for Grant	Grant Date Fair Value	2010 Expense	2009 Expense	2008 Expense
Shares available for grant as of May 22, 2008 (adoption date of the 2008 Plan)	N/A	1,000,000	N/A	N/A	N/A	N/A
Restricted shares granted to our CEO on May 22, 2008 (a)	175,000	(175,000)	$329,000	$64,000	$64,000	$40,000
Restricted shares granted during 2009 (b)	373,000	(373,000)	362,000	112,000	34,000	N/A
Restricted shares granted to non-employee directors during 2010 (c)	100,000	(100,000)	143,000	88,000	N/A	N/A
Other restricted shares granted during 2010 (d)	290,000	(290,000)	518,000	56,000	N/A	N/A
Cumulative total	938,000	62,000	$1,352,000	$320,000	$98,000	$40,000

(a)
On April 3, 2008, we entered into an Employment Agreement with Kenneth A. Paladino, our President and Chief Executive Officer. Pursuant to this agreement, Mr. Paladino was awarded restricted stock covering 175,000 shares of our common stock under the 2008 Plan. The 2008 Plan and the award to Mr. Paladino were subject to stockholder approval, which was obtained on May 22, 2008. The award vests on April 2, 2013 if Mr. Paladino remains employed by us on that date, subject to earlier vesting on a pro rata basis upon certain events as provided in the agreement. The award affords Mr. Paladino full voting rights and dividend participation with respect to these shares prior to vesting. Therefore, we have reflected these shares as outstanding at December 31, 2010 and 2009.

(b)
During the year ended December 31, 2009, we awarded restricted stock to ten employees and one consultant pursuant to the 2008 Plan. These awards vest ratably over three years and afford these individuals full voting rights and dividend participation with respect to these shares prior to vesting.

(c)
During the year ended December 31, 2010, we awarded 100,000 shares of restricted stock to five non-employee directors instead of the annual stock option that would have otherwise been granted under the 2003 Plan. In general, these awards vest ratably over three years and afford these individuals full voting rights and dividend participation with respect to these shares prior to vesting.

(d)
During the year ended December 31, 2010, we awarded 290,000 shares of restricted stock to thirteen employees pursuant to the 2008 Plan, which generally vest over three to five years. Each of the awards affords these individuals full voting rights and dividend participation with respect to these shares prior to vesting.

Since the shares reflected in the table have full voting and dividend rights prior to vesting, these shares are included as outstanding shares for all periods after their respective award dates.

The following table summarizes total activity of our non-vested restricted stock awards during the year ended December 31, 2010:

	2010	Weighted- Average Grant Date Fair Value
Non-vested awards at beginning of year	628,424	$1.22
Awarded	390,000	$1.69
Vested	(192,396)	$0.96
Forfeited	(12,369)	$0.95
Non-vested awards at end of year	813,659	$1.51

As of December 31, 2010, the future expected expense for non-vested restricted stock awards is $885,000.

NOTE 10 - Preferred Stock

We are authorized to issue up to 1,000,000 shares of preferred stock in series, with each series having such powers, rights, preferences, qualifications and restrictions as determined by our Board of Directors.  No shares of preferred stock were outstanding at December 31, 2010 and 2009.

NOTE 11 - Significant Customers, Export Sales and Geographical Segments

Significant Customers

The following customers accounted for 10% or more of our consolidated net sales during one or more of the periods presented below:

	Years ended December 31,
	2010	2009	2008
Customer A	18%	34%	33%
Customer B	19%	*	*
Customer C	14%	14%	12%
Customer D	*	11%	14%

* Amounts are less than 10%

As of December 31, 2010, four customers accounted for approximately 15%, 14%, 14% and 13% of accounts receivable, respectively.  As of December 31, 2009, three customers accounted for approximately 34%, 12% and 10% of accounts receivable, respectively.

Export Sales

Export sales accounted for 43%, 19% and 9% of consolidated sales during the years ended December 31, 2010, 2009 and 2008, respectively.

19% of 2010 sales were to one customer in England.

Geographical Segments

Our subsidiary in England maintains a sales office and warehouse in Daventry, England, which had net inventory and net fixed assets of approximately $1,750,000 and $3,000 as of December 31, 2010, respectively.

Certain equipment owned by us is utilized by our contract manufacturer located in China and Mexico. The net book value of our equipment held by our contract manufacturer at December 31, 2010 and 2009 was approximately $3,460,000 and $1,690,000, respectively.

Significant Contract Manufacturers

On May 1, 2009, we renewed our agreement with our principal contract manufacturer, an independent U.S. based corporation with a wholly owned subsidiary located in China, to continue the manufacture and supply of applicable products to us through May 2015.

As discussed in Note 2, concurrent with our acquisition of the Porta Copper Products Division in May 2010, we sold the acquired Mexican subsidiary, exclusive of customer contracts and certain machinery and equipment which we retained, to our principal contract manufacturer, which is now operating this manufacturing facility.  In connection with this sale, we entered into an agreement with our contract manufacturer to manufacture and supply product to us from this Mexico subsidiary through May 2016, after which this agreement will automatically renew for additional terms of one year, unless at least one year written notice of intent not to renew is given by either party.

In May 2000, we entered into a ten year agreement with a contract manufacturer in Malaysia to outsource the manufacturing of certain of our gas tubes used in our products.  In accordance with this agreement, in December 2009, we notified this manufacturer of our intent to terminate this agreement and the agreement expired in December 2010.  As of December 31, 2010, we have transitioned the sourcing of these products to our principal contract manufacturer in China.

Our principal contract manufacturer produces the majority of the products that we sell.

NOTE 12 - Commitments, Contingencies and Related Party Transactions

We lease real property under operating leases with terms expiring through March 2013.  Rent expense under operating leases was $43,000, $13,000 and $20,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Minimum lease rental commitments as of December 31, 2010 are not material.

We are a party to agreements with nine executives providing that, in the event we terminate the executive’s employment (other than for cause) or if the executive voluntarily terminates his or her employment for good reason (as defined), the executive will be entitled to at least six months severance pay, the continuation of benefits during the six month period and the acceleration of vesting of stock options.  We do not provide our other employees any post-retirement or post-employment benefits, except discretionary severance payments upon termination of employment and their COBRA entitlement.

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

NOTE 13 – Employee Benefits

We currently have one defined contribution plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  This plan covers substantially all U.S. employees who meet eligibility requirements and requires us to match up to 40% of employees' contributions subject to specified limitations and certain vesting schedules.  Our expense for employer matching contributions was $112,000, $100,000 and $118,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 14 - Quarterly Financial Data (Unaudited)

The following table summarizes our unaudited quarterly results for the years ended December 31, 2010, 2009 and 2008:

Quarter Ended	Net Sales	Gross Profit	Operating Income (Loss)	Net Income (Loss)	Diluted Net Income (Loss) per Share

March 31, 2010	$7,743	$3,191	$757	$463	$0.03
June 30, 2010 (b)	10,345	3,663	323	192	0.01
September 30, 2010 (b)	18,625	4,720	1,308	815	0.06
December 31, 2010 (b)	17,785	4,466	1,149	760	0.05

March 31, 2009	$5,749	$2,127	$(193)	$(232)	$(0.02)
June 30, 2009	6,494	2,242	81	47	-
September 30, 2009	7,460	2,223	90	104	0.01
December 31, 2009	7,734	2,651	521	154	0.01

March 31, 2008	$8,851	$3,252	$223	$151	$0.01
June 30, 2008	9,876	3,527	673	369	0.03
September 30, 2008	8,521	2,873	311	126	0.01
December 31, 2008	7,942	2,360	154	(68)	(0.01)

The sum of the above reported unaudited quarterly amounts do not always equal the annual amounts reported due to rounding.
(b)  Includes the results of operations of the Porta Copper Products Division acquired on May 19, 2010. See Note 2.

NOTE 15 – Subsequent Event

On March 11, 2011, we acquired 100% of the capital stock of Frederick Fiber Optics (“F2O”) for an initial cash payment made from cash on hand and incentive payments to be made based on the achievement of certain performance objectives over the next two years.  F2O, headquartered in Frederick, Maryland, manufactures a wide variety of high performance fiber optic cable assemblies, wall and rack mounted fiber distribution panels, and miscellaneous fiber accessories and services.  In connection with this acquisition, we entered into a five year employment agreement with the seller in his new capacity as the Vice President of our fiber optic products division.  Additionally, he was awarded restricted stock covering 100,000 shares of our common stock under the 2008 Plan.  The award vests ratably over five years and affords full voting rights and dividend participation with respect to these shares prior to vesting.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management, with the participation of our President and Principal Executive Officer and our Vice President-Finance and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e)  and 15d-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, these officers concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in the Company’s internal control over financial reporting that have materially and adversely affected, or are reasonably likely to materially and adversely affect, the Company’s internal control over financial reporting.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) Financial Statement Schedules

None

(3) Exhibits

Exhibit
Number                                                                      Description

2(a)
Asset Purchase Agreement, dated May 19, 2010, between us and Porta Systems Corp.  Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated (date of earliest event reported) May 19, 2010 (File No. 001-8048).

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

3(b)	By-laws, as amended. Incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-8048).

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

4(a)(3)
Amendment, dated as of December 30, 2008, to Line of Credit Note and Credit Agreement, between JPMorgan Chase Bank, N.A. and us.  Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) December 30, 2008 (File No. 001-8048).

4(a)(4)
Amendment, dated as of December 28, 2010, to Line of Credit Note and Credit Agreement between JPMorgan Chase Bank, N.A. and us.  Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) May 19, 2010 (File No. 001-8048).

4(a)(5)
Continuing Security Agreement, dated as of December 15, 2006, between JPMorgan Chase Bank, N.A. and us. Incorporated by reference to Exhibit 4.1(c) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 001-8048).

4(a)(6)
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

10(a)(5)(D)+
Form of Restricted Stock Contract for our non-employee director awards.  Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) May 19, 2010 (File No. 001-8048).

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

10(f)(1)(A)(i)+
Description of Director’s Annual Cash Fee Policy as in effect until May 19, 2010.  Incorporated by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No 001-8048).

10(F)(1)(A)(ii)+
Non-Employee Directors’ Annual Cash Compensation Policy as in effect beginning May 20, 2010.  Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) May 19, 2010 (File No. 001-8048).

10(f)(1)(B)+
Reimbursement Policy for Non-Employee Directors dated December 31, 2008.  Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K dated (date of earliest event reported) December 30, 2008 (File No. 001-8048).

14	Code of Ethics for Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K dated (date earliest event reported) January 11, 2008 (File No. 001-8048).

21*	List of Subsidiaries.

23(a)*	Consent of Marcum LLP

31(a)*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
*   Filed herewith.
+  Management contract or compensatory plan or arrangement.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TII NETWORK TECHNOLOGIES, INC.

March 31, 2011	By:	/s/ Kenneth A. Paladino
Kenneth A. Paladino, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2011	/s/ Kenneth A. Paladino
Kenneth A. Paladino, President and Chief Executive Officer (Principal Executive Officer) and Director

March 31, 2011	/s/ Jennifer E. Katsch
Jennifer E. Katsch, Vice President-Finance (Principal Financial Officer), Treasurer, Chief Financial Officer and Principal Accounting Officer

March 31, 2011	/s/ Mark T. Bradshaw
Mark T. Bradshaw, Director

March 31, 2011	/s/Lawrence M. Fodrowski
Lawrence M. Fodrowski, Director

March 31, 2011
James R. Grover, Jr., Director

March 31, 2011	/s/ Charles H. House
Charles H. House, Director

March 31, 2011	/s/ Brian Kelley
Brian Kelley, Director