Form 10-Q
period 2011-03-31
TII NETWORK TECHNOLOGIES, INC.
filed 2011-05-16
CIK 277928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

__________________________

FORM 10-Q

__________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 13, 2011 was 14,625,535.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,448	$1,635
Accounts receivable, net of allowance of $149 at March 31, 2011 and December 31, 2010	7,769	8,269
Other receivable	396	396
Inventories, net	18,154	15,737
Deferred tax assets, net	1,995	2,091
Other current assets	454	463
Total current assets	30,216	28,591

Property, plant and equipment, net	9,462	9,350
Deferred tax assets, net	6,169	6,460
Intangible assets, net	2,753	2,822
Goodwill	4,767	4,102
Other assets	48	49
Total assets	$53,415	$51,374

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,467	$8,697
Accrued liabilities	1,910	1,690
Total current liabilities and total liabilities	11,377	10,387

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized; 14,643,172 shares issued and 14,625,535 shares outstanding as of March 31, 2011, and 14,601,322 shares issued and 14,583,685 shares outstanding as of December 31, 2010	147	146
Additional paid-in capital	44,023	43,812
Accumulated deficit	(2,047)	(2,837)
Accumulated other comprehensive income - foreign currency translation	196	147
	42,319	41,268
Less: Treasury shares, at cost, 17,637 common shares at March 31, 2011 and December 31, 2010	(281)	(281)
Total stockholders' equity	42,038	40,987

Total liabilities and stockholders' equity	$53,415	$51,374

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2011	2010
Net sales	$14,976	$7,743
Cost of sales	10,393	4,552
Gross profit	4,583	3,191

Operating expenses:
Selling, general and administrative	2,649	2,049
Research and development	663	385
Total operating expenses	3,312	2,434

Operating income	1,271	757

Foreign currency transaction loss	(58)	-
Interest income	-	6

Income before income taxes	1,213	763

Income tax provision	423	300

Net income	$790	$463

Foreign currency translation adjustment	49	-

Comprehensive income	$839	$463

Net income per common share:
Basic	$0.06	$0.03
Diluted	$0.05	$0.03

Weighted average common shares outstanding:
Basic	13,774	13,595
Diluted	15,027	13,982

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance January 1, 2011	14,583,685	$146	$43,812	$(2,837)	$147	$(281)	$40,987
Share-based compensation	-	-	189	-	-	-	189
Restricted stock forfeited	(75,000)	(1)	1	-	-	-	-
Restricted stock issued	102,500	1	(1)	-	-	-	-
Stock option exercises	14,350	1	22	-	-	-	23
Foreign currency translation adjustment	-	-	-	-	49	-	49
Net income for the three months ended March 31, 2011	-	-	-	790	-	-	790
Balance March 31, 2011	14,625,535	$147	$44,023	$(2,047)	$196	$(281)	$42,038

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$790	$463
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	499	359
Share-based compensation	189	167
Deferred income taxes	403	258
Changes in operating assets and liabilities:
Accounts receivable	804	(84)
Inventories	(2,197)	(2,117)
Other assets	6	2
Accounts payable and accrued liabilities	534	594
Net cash provided by (used in) operating activities	1,028	(358)

Cash Flows Used in Investing Activities
Cash paid for the acquisition of F2O, net	(717)	-
Capital expenditures	(506)	(162)
Net cash used by investing activities	(1,223)	(162)

Cash Flows Provided by Financing Activities
Proceeds from exercise of stock options	23	-
Net cash provided by financing activities	23	-

Net effect of exchange rate changes on cash	(15)	-

Net decrease in cash and cash equivalents	(187)	(520)

Cash and cash equivalents, at beginning of period	1,635	5,129

Cash and cash equivalents, at end of period	$1,448	$4,609

Non-Cash Investing and Financing Activities
Capital additions included in accounts payable	$-	$2

Supplemental Cash Flow Information
Cash paid during the period for income taxes	$14	$15

See notes to unaudited condensed consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Basis of Presentation

The unaudited interim condensed consolidated financial statements presented herein have been prepared by Tii Network Technologies, Inc. and subsidiaries (together “Tii,” the “company,” “we,” “us,” or “our”) in accordance with U.S. generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements.  Accordingly, they do not include all information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented.  The condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities Exchange Commission on March 31, 2011.

Results of operations for interim periods presented are not necessarily indicative of results of operations that might be expected for future interim periods or for the full fiscal year ending December 31, 2011.

Subsequent Events

We have evaluated all events or transactions that occurred subsequent to March 31, 2011 through the date the financial statements were issued and no reportable subsequent events were noted that are not disclosed in the financial statements.

Reclassifications

Approximately $166,000 has been reclassified from other assets to intangible assets subject to amortization as of December 31, 2010 in order to conform to the 2011 presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our more significant estimates include the valuation of accounts receivable, inventories and deferred income taxes, the preliminary estimated purchase price and allocation of such purchase price relating to the acquisitions of the Copper Products Division of Porta Systems Corp. (the “Porta Copper Products Division”) and Frederick Fiber Optics (“F2O”) (see Note 2), and the fair value of share-based payments. Actual results could differ from such estimates.

Concentration of Credit Risk

At March 31, 2011 and December 31, 2010, our cash deposits were maintained at two high credit quality financial institutions.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Foreign Currency Translation

Our Mexican subsidiary maintains its accounting records in Mexican Pesos, which is its functional currency.  Our United Kingdom subsidiary maintains its accounting records in Pound Sterling, which is its functional currency.  We translate the foreign subsidiaries’ assets and liabilities into U.S. dollars based on exchange rates at the end of the respective reporting periods and reflect the effect of foreign currency translation as a component of stockholders’ equity.  Income and expense items are translated at an average exchange rate during the period.  Transaction gains and losses are included in the determination of the results from operations.

Goodwill and Other Intangible Assets

Our acquisitions of the Porta Copper Products Division and F2O have been accounted for using the purchase method of accounting (see Note 2).  The assets and liabilities of the acquired businesses are recorded at their estimated fair values at the date of acquisition.  The excess of the purchase price over the estimated fair values is recorded as goodwill.  All acquisition costs were expensed as incurred.  We measure and test goodwill and intangible assets not subject to amortization for impairment in accordance with ASC 350, “Intangible – Goodwill and Other,” at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill or intangible assets might be impaired, such as a change in business conditions.  Other intangible assets, which include customer contracts and relationships of the Porta Copper Products Division, are amortized by the straight-line method over the estimated useful lives of the related assets.  We test intangible assets that are subject to amortization for impairment at the reporting unit level at least annually based upon either a discounted cash flow or common market multiple analyses.  As of March 31, 2011, there was no impairment of goodwill and other intangible assets.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements” (ASU No. 2009-13”), which amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements.  The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables.  We adopted ASU 2009-13 on January 1, 2011, which did not have any impact on our financial statements or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. We adopted ASU 2010-28 on January 1, 2011, which did not have any impact on our consolidated financial position and results of operations.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). This amendment affects any public entity, as defined by Topic 805, “Business Combinations”, that enters into business combinations consummated after January 1, 2011, that are material on an individual or aggregate basis. ASU 2010-29 provides that comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

expands the supplemental pro forma disclosures to require a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted ASU 2010-29 on January 1, 2011, which did not have any impact on our consolidated financial position and results of operations.

Note 2 – Acquisition

On March 11, 2011, we acquired 100% of the capital stock of F2O for an initial cash payment of $750,000, and two incentive cash payments of $125,000 to be made based on the achievement of certain performance objectives over the next two years, which are included in accrued liabilities in the accompanying condensed consolidated balance sheet at March 31, 2011.  F2O, headquartered in Frederick, Maryland, manufactures a wide variety of high performance fiber optic cable assemblies, wall and rack mounted fiber distribution panels, and miscellaneous fiber accessories and services.  This acquisition was made in order to expand our fiber optic product offerings.

The following is a preliminary summary of the fair value of the net assets acquired, exclusive of $33,000 of acquired cash, as a result of the March 11, 2011 acquisition of F2O:

Assets
Accounts receivable	$251,000
Inventories	175,000
Prepaid expenses and other assets	4,000
Property and equipment	31,000
Goodwill	661,000

Liabilities
Accounts payable	(101,000)
Accrued expenses	(54,000)

Total net purchase price, including $250,000 in accrued incentives	$967,000

The above purchase price allocation is preliminary, as we have not yet completed our assessment of whether there are any material identifiable intangible assets subject to amortization as a result of this acquisition.  Therefore, a portion of the goodwill recorded in connection with this transaction as of March 31, 2011 may be reclassified to identifiable intangible assets subject to amortization when we complete our assessment.

The amounts of revenue and earnings of F20 since the acquisition date included in the accompanying condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2011 are not material.

Note 3 – Comprehensive income

Comprehensive income includes, in addition to net income, as income or loss, foreign currency translation gains and losses, the accumulated effect of which is included in the stockholders’ equity section of the balance sheet.  We reported comprehensive income in the amounts of $839,000 and $463,000 for the three months ended March 31, 2011 and March 31, 2010, respectively.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 4 – Share–Based Payment

Share-based payment compensation is attributable to the granting of stock options and awarding of shares of restricted stock, and vesting of these options and shares of restricted stock over the remaining requisite service period.  Compensation expense attributable to share-based compensation during the three months ended March 31, 2011 and 2010 was $189,000 and $167,000, respectively.

In connection with the resignation of a director in January 2010, 12,369 shares of restricted stock and approximately 16,200 unvested options were forfeited, which resulted in a reversal of $15,000 in share-based compensation expense in the three months ended March 31, 2010.

Note 5 - Net income per common share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders (which equals our net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents.  During the three months ended March 31, 2011 and 2010, outstanding options to purchase an aggregate of approximately 100,000 and 1,912,000 shares respectively, of common stock were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted average common shares outstanding for the three months ended March 31, 2011 are less than common shares outstanding as of March 31, 2011 due to the exclusion of unvested restricted stock awards from the calculation of basic weighted average common shares outstanding.

The following table sets forth the amounts used in the computation of basic and diluted EPS:

	Three months ended March 31,
	2011	2010
Numerator for diluted EPS calculation:
Net income	$790,000	$463,000

Denominator for diluted EPS calculation:
Weighted average shares outstanding - Basic	13,774,000	13,595,000
Effect of dilutive stock options	698,000	186,000
Effect of restricted stock awards	555,000	201,000
	15,027,000	13,982,000

Basic EPS	$0.06	$0.03

Diluted EPS	$0.05	$0.03

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 6 – Inventories

The following table sets forth the cost basis of each major class of inventory as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Raw material and subassemblies	$1,679,000	$1,594,000
Finished goods	16,475,000	14,143,000
	$18,154,000	$15,737,000

Inventories are net of a reserve of $1,009,000 and $937,000 at March 31, 2011 and December 31, 2010, respectively.

Note 7 – Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset.  The following table sets forth the amounts of each major class of property, plant and equipment as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Land	$1,244,000	$1,244,000
Building and building improvements	4,307,000	4,307,000
Construction in progress	18,000	34,000
Machinery and equipment	10,329,000	9,925,000
Computer hardware and software	854,000	905,000
Office furniture, fixtures, equipment and other	827,000	905,000
	$17,579,000	$17,320,000
Less: accumulated depreciation and amortization	(8,117,000)	(7,970,000)
	$9,462,000	$9,350,000

Depreciation and amortization of plant and equipment was $425,000 and $345,000 for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011 and December 31, 2010, we had costs of $18,000 and $34,000, respectively, classified as construction in progress for the development of machinery and equipment.  The machinery was not in service at either date and is therefore not being depreciated.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 8 – Intangible Assets Subject to Amortization

Intangible assets other than goodwill are amortized by the straight-line method over the estimated useful life of the related asset. The following table sets forth the amounts of each major class of intangible assets subject to amortization as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Customer relationships	$2,040,000	$2,040,000
Patents	1,647,000	1,642,000
Distributor relationships	540,000	540,000
Trade name	130,000	130,000

	$4,357,000	$4,352,000
Less: accumulated amortization	(1,604,000)	(1,530,000)

	$2,753,000	$2,822,000

Amortization of intangible assets subject to amortization was $74,000 and $14,000 for the three months ended March 31, 2011 and 2010, respectively.

Note 9 – Credit Facility

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

As of March 31, 2011, our borrowing base was in excess of the amount available to borrow of $5,000,000.  Any loans under the credit agreement would mature on December 31, 2013.  We had no borrowings outstanding under the credit agreement during the three month period ending March 31, 2011.  On April 12, 2011, we borrowed $3,000,000 under the credit agreement.

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

The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The credit agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $28,500,000, a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses and losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0.   As of March 31, 2011, we were in compliance with all financial covenants in the amended agreement.

Note 10 – Income Taxes

For the three months ended March 31, 2011 and 2010, our income tax provision consisted of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect for the full year.  That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been expensed for financial statement purposes, foreign tax rate differentials and state taxes.

We do not expect that our unrecognized tax benefits will significantly change within the next twelve months.  We file a consolidated U.S. income tax return and tax returns in certain state, local and foreign jurisdictions.  There are no current tax examinations in progress.  As of March 31, 2011, we remain subject to examination in applicable tax jurisdictions for the relevant statute of limitations periods.

Note 11- Significant Customers

The following customers accounted for 10% or more of our consolidated net sales during at least one of the periods presented below:

	Three months ended March 31,
	2011	2010
Customer A	15%	34%
Customer B	*	10%
Customer C	*	10%
Customer D	16%	11%
Customer E	27%	*

*Amounts are less than 10%

As of March 31, 2011, three customers accounted for approximately 19%, 17% and 14% of accounts receivable, and as of December 31, 2010 four customers accounted for approximately 15%, 14%, 14% and 13% of accounts receivable.

Note 12 – Litigation

In February 2009, a lawsuit was filed in Puerto Rico by a former sales representative against us.  The complaint alleges that we terminated our relationship with the former sales representative without just cause and is seeking $1,400,000 in damages, plus attorney’s fees and costs.  We are vigorously defending this case.

From time to time, we are subject to legal proceedings or claims which arise in the ordinary course of business.  While the outcome of such matters cannot be predicted with certainty, we believe that these matters will not have a material adverse effect on our financial condition or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the foregoing unaudited Condensed Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report.

Overview

Business

Tii Network Technologies, Inc. and subsidiaries (together, “Tii,” the “company,” “we,” “us” or “our”) designs, manufactures and sells products to the service providers in the communications industry for use in their networks.  We sell our products through a network of sales channels, principally to telephone operating companies (“Telcos”), multi-system operators (“MSOs”) of communications services, including cable and satellite service providers, and original equipment manufacturers ("OEMs").  Our products are typically found in Telcos central offices, outdoors in the service providers’ distribution network, at the interface where the service providers’ network connects to the users’ network, and inside the users’ home or apartment, and are critical to the successful delivery of voice and broadband communication services.

Recent Acquisitions

On March 11, 2011, we acquired 100% of the capital stock of Frederick Fiber Optics (“F2O”) for an initial cash payment of $750,000 from available cash on hand, and two incentive cash payments of $125,000 to be made based on the achievement of certain performance objectives over the next two years.  F2O, headquartered in Frederick, Maryland, manufactures a wide variety of high performance fiber optic cable assemblies, wall and rack mounted fiber distribution panels, and miscellaneous fiber accessories and services.  This acquisition was made in order to expand our fiber optics product offerings.

On May 19, 2010, we acquired all of the assets, exclusive of cash, and assumed certain operating liabilities, primarily accounts payable and accrued expenses, of the Copper Products Division of Porta Systems Corp. (the “Porta Copper Products Division”) for cash of $8,150,000, subject to purchase price adjustments. The Porta Copper Products Division was comprised of two wholly owned subsidiaries, one in England and the other in Mexico, as well as domestic assets and liabilities exclusively related to copper telecommunications products.

Concurrent with this acquisition, we sold the acquired Mexican subsidiary, exclusive of customer contracts and certain machinery and equipment which we retained, to our principal contract manufacturer, which is now operating this manufacturing facility.  In consideration for this sale, we received $1,000,000 from the contract manufacturer, subject to purchase price adjustments, as well as an option to reacquire up to approximately 9% of a newly formed entity that now owns the Mexican subsidiary, for a total exercise price of $100,000. We believe that the value of this option, which expires on May 18, 2011, is not material and we did not allocate a portion of the net Porta Copper Products Division purchase price to this option. We do not intend to exercise this option.

We paid the net purchase price of $7,249,000 predominately from the proceeds of the redemption of our $7,000,000 certificate of deposit.

Additionally, we sold to the contract manufacturer certain raw material and component inventories, which were acquired as part of the Porta Copper Products Division transaction, for approximately $1,175,000.

Our financial statements include, and the following discussion and analysis reflects, the activity of the Porta Copper Products Division for the three months ended March 31, 2011, but not the three months ended March 31, 2010, since it was acquired during the second quarter of 2010, and the activity of F2O only since its March 11, 2011 date of acquisition.

Results of Operations

The following table sets forth certain statement of operations information in thousands of dollars and as a percentage of net sales for the periods indicated, except “Income tax provision,” (which is stated as a percentage of “income before income taxes”), as well as the dollar increase or decrease between the periods and the percentage of the dollar increase or decrease:

	Three months ended March 31,
(dollars in thousands)	2011		2010
	Amount	% of Net sales (except as noted above)	Amount	% of Net sales (except as noted above)	Dollar increase (decrease)	Percent change
Net sales	$14,976	100.0%	$7,743	100.0%	$7,233	93.4%
Cost of sales	10,393	69.4%	4,552	58.8%	5,841	128.3%
Gross profit	4,583	30.6%	3,191	41.2%	1,392	43.6%

Operating expenses:
Selling, general and administrative	2,649	17.7%	2,049	26.5%	600	29.3%
Research and development	663	4.4%	385	5.0%	278	72.2%
Total operating expenses	3,312	22.1%	2,434	31.4%	878	36.1%

Operating income	1,271	8.5%	757	9.8%	514	67.9%

Foreign currency transaction loss	(58)	-0.4%	-	0.0%	(58)	-100.0%
Interest income	-	0.0%	6	0.1%	(6)	-100.0%

Income before income taxes	1,213	8.1%	763	9.9%	450	59.0%
Income tax provision	423	34.9%	300	39.3%	123	41.0%
Net income	$790	5.3%	$463	6.0%	$327	70.6%

Net sales for the three months ended March 31, 2011 were $14,976,000 compared to $7,743,000 for the comparable prior year period, an increase of $7,233,000 or 93.4%.  The sales growth was primarily due to the sales from our Porta Copper Products Division acquired on May 19, 2010, and increased sales to existing customers.  Sales from the acquired Porta Copper Products Division were $6,193,000 during the three months ended March 31, 2011, accounting for 86% of the total sales increase for the three month period.

Gross profit for the three months ended March 31, 2011 was $4,583,000 compared to $3,191,000 for the comparable prior year period, an increase of $1,392,000 or 43.6%, which was primarily due to the increase in sales in the current period.  Gross profit margin decreased to 30.6% for the three months ended March 31, 2011 from 41.2% for the three months ended March 31, 2010. The gross profit margin decrease was primarily attributable to sales of our acquired Porta Copper Products Division products which have historically sold at lower margins than our existing products.

Selling, general and administrative expenses for the three months ended March 31, 2011 were $2,649,000 compared to $2,049,000 for the comparable prior year period, an increase of $600,000 or 29.3%.  This increase was primarily attributable to additional salaries, benefits and other operating costs related to the Porta Copper Products Division. However, selling, general and administration expenses decreased as a percentage of sales to 17.7% in the 2011 period from 26.5% in the 2010 period, as the costs of our existing operations combined with the costs of our acquired operations were absorbed over the significantly higher sales levels.

Research and development expenses for the three months ended March 31, 2011 were $663,000 compared to $385,000 for the comparable prior year period, an increase of $278,000 or 72.2%. This increase was primarily attributable to product development expenses resulting from redesigning and qualifying certain of the Porta copper products and additional salaries and related benefits resulting from this acquisition.

The foreign currency transaction loss of $58,000 for the three months ended March 31, 2011 is primarily related to our United Kingdom subsidiary acquired as part of the Porta Copper Products Division acquisition.

We had no interest income in the three months ended March 31, 2011.  Interest income was $6,000 in the three months ended March 31, 2010. The reduction was due to the redemption of our $7,000,000 certificate of deposit in May 2010 for use in funding our acquisition of the Porta Copper Products Division.

During the three months ended March 31, 2011 and 2010, we recorded a provision for income taxes of $423,000 and $300,000, respectively.  Our income tax provision for each period consists of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year.  That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been recognized for financial statement purposes, a foreign tax rate differential and state taxes.

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

Our products also contain a significant amount of certain precious and semi-precious metals, in particular copper, gold and steel.  The continuing increases in the cost of these metals are expected to increase the cost of our products.

Increased labor costs in China and Mexico, the countries in which our contract manufacturer produces products for us, could also increase the cost of our products.

We monitor the impact of inflation and attempt to adjust prices where market conditions permit, except that we may not increase prices under certain of our general supply agreements with our principal customers.

Inflation has not had a significant effect on our operations during any of the reported periods.

Liquidity and Capital Resources

As of March 31, 2011, we had $18,839,000 of working capital, which included $1,448,000 of cash and cash equivalents, and our current ratio was 2.7 to 1.  As of December 31, 2010, we had $18,200,000 of working capital, which included $1,635,000 of cash and cash equivalents, and our current ratio was 2.8 to 1.

During the three months ended March 31, 2011, our cash flows from operations provided $1,028,000, primarily by cash profitability before non-cash expenses for depreciation and amortization, deferred taxes and share-based compensation of $1,881,000, a decrease in accounts receivable of $804,000 resulting from collections in the ordinary course of business and an increase in accounts payable and accrued liabilities of $534,000 offset, in part, by a $2,197,000 increase in inventory to support our higher sales levels and the need to maintain additional inventory to accommodate anticipated customer orders and supplier lead-time requirements.

During the three months ended March 31, 2010, our cash flows from operations used cash of $358,000, primarily to support a $2,117,000 increase in inventory to fulfill anticipated sales and an $84,000 increase in accounts receivable, offset, in part, by cash profitability before non-cash expenses for depreciation and amortization, deferred taxes and share-based compensation of $1,247,000 and an increase in accounts payable and accrued liabilities of $594,000.

Investing activities in the 2011 three month period used cash of $1,223,000, primarily for the acquisition of F2O for $717,000 net cash and for capital expenditures of $506,000 for tools, molds, dies and equipment used to manufacture new products, as compared to $162,000 used for this purpose in the comparable 2010 period.  Financing activities in the 2011 three month period provided cash of $23,000 from proceeds from stock option exercises.  There was no cash provided by or used in financing activities in the first three months of 2010. As discussed below, subsequent to the end of the first quarter of 2011, we borrowed $3,000,000 under our bank credit agreement.

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

As of March 31, 2011, our borrowing base was in excess of the amount available to borrow of $5,000,000.  Any loans under the credit agreement would mature on December 31, 2013.  We had no borrowings outstanding under the credit agreement as of March 31, 2011.  While we have not historically borrowed under our credit agreement, with the use of a substantial portion of our available cash to acquire the Porta Copper Products Division and, to a lesser degree, F2O, and our expanded business resulting from those acquisitions, on April 12, 2011, we borrowed $3,000,000 under the credit agreement to support the higher levels of accounts receivable and inventories resulting from our higher sales levels until such time that the level of increased business in relation to the working capital requirements stabilizes.

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

The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The amended agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $28,500,000, a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0. As of March 31, 2011, we were in compliance with all financial covenants in the amended agreement.

We believe that existing cash, together with internally generated funds and the available line of credit will be sufficient for our working capital requirements and capital expenditure needs for at least the next twelve months and meet our long-term liquidity needs.

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

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments.  A summary of our most critical accounting policies can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for year ended December 31, 2010, as filed with the Securities Exchange Commission on March 31, 2011.  We regularly evaluate items which may impact our critical accounting estimates and judgments.  During the three months ended March 31, 2011, we did not change our critical accounting policies.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements” (ASU No. 2009-13”), which amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements.  The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables.  We adopted ASU 2009-13 on January 1, 2011, which did not have any impact on our financial statements or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. We adopted ASU 2010-28 on January 1, 2011, which did not have any impact on our consolidated financial position and results of operations.

In December 2010, the FASB has issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). This amendment affects any public entity, as defined by Topic 805, “Business Combinations”, that enters into business combinations consummated after January 1, 2011, that are material on an individual or aggregate basis. ASU 2010-29 provides that comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures to require a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted ASU 2010-29 on January 1, 2011, which did not have any impact on our consolidated financial position and results of operations.

Forward-Looking Statements

Certain statements in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  When used in this Report, words such as "may," "should," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of several factors, including, but not limited to, those factors discussed below, in our Annual Report on Form 10-K for the year ended December 31, 2010, and in other filings made from time to time with the Securities and Exchange Commission.  Among those factors are:

Relating to our overall business:
•	exposure to increases in the cost of our products, including increases in the cost of our petroleum-based plastic products and precious and semi-precious metals;
•	general economic and business conditions, especially as they pertain to the telecommunications industry;
•
potential changes in customers’ spending and purchasing policies and practices, which are effected by customers’ internal budgetary allotments that have been, and may continue to be, impacted by the current economic climate;

•	pressures from customers to reduce pricing without achieving a commensurate reduction in costs;
•
our ability to market and sell products to new markets beyond our principal copper-based telephone operating company (“Telco”) market which has been declining over the last several years, due principally to the impact of alternate technologies;

•	our ability to timely develop products and adapt our products to address technological changes, including changes in our principal market;
•	the ability of our contract manufacturer to obtain raw materials and components used in manufacturing our products;
•	competition in our principal market and new markets into which we have been seeking to expand;
•	our dependence on, and ability to retain, our “as-ordered” general supply agreements with certain of our principal customers and our ability to win new contracts;
•	our dependence on third parties for certain product development;
•
our dependence on products and product components from our China and Mexico contract manufacturer, including on-time delivery that could be interrupted as a result of third party labor disputes, political factors or shipping disruptions, quality control and exposure to changes in costs, including wages, and changes in the valuation of the Chinese Yuan and Mexican Peso;

•	weather and similar conditions, including the effect of typhoons or hurricanes on our contract manufacturer’s facilities in China and Mexico, which can disrupt production;
•
the effect of hurricanes in the United States which can affect the demand for our products and the effect of harsh winter conditions in the United States which can temporarily disrupt the installation of certain of our products by Telcos;

•	our ability to attract and retain technologically qualified; and
•	the availability of financing on satisfactory terms.

Relating to our Recent Acquisitions:
•	our ability to successfully complete the integration of our recently acquired businesses, including their products, sales forces and employees into our business;
•	our ability to retain the general supply agreements of the acquired Copper Products Division with two significant customers;
•	our ability to penetrate the markets and customers of the acquired products with our products, and to penetrate our existing markets with the recently acquired products;

•	our ability to execute our plans with our contract manufacturer to improve gross margins of the products of the acquired Copper Products Division;
•	the stability of the Pound Sterling and Mexican Peso relative to the U.S. dollar exchange rate.

We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report.

Item 3     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes in interest rates.  The interest payable under our credit facility, under which there were no borrowings outstanding as of March 31, 2011, and $3,000,000 outstanding as of April 12, 2011, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates.  Historically, the effects of movements in the market interest rates have been immaterial to our consolidated operating results.

Our products contain a significant amount of plastic that is petroleum based, as well as certain precious and semi-precious metals, in particular copper, gold and steel.  We import most of our products from contract manufacturers, principally in China and Mexico.  Therefore, increased costs in either petroleum or these precious metals can increase the cost of our products.

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

Item 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management, with the participation of our President and Principal Executive Officer and our Vice President-Finance and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, these officers concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.

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

TII NETWORK TECHNOLOGIES, INC.
Date: May 16, 2011	By:	/s/ Jennifer E. Katsch
Jennifer E. Katsch Vice President-Finance, Treasurer and Chief Financial Officer

Exhibit Index

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.