Form 10-Q
period 2011-06-30
TII NETWORK TECHNOLOGIES, INC.
filed 2011-08-15
CIK 277928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Yes☐ No ☒

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of August 11, 2011 was 14,611,278.

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX

		PAGE
	PART I FINANCIAL INFORMATION

Item 1	CONDENSED CONSOLIDATED BALANCE SHEETS	3
	June 30, 2011 (unaudited) and December 31, 2010

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHNSIVE INCOME	4
	Three and six months ended June 30, 2011 and 2010

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	5
	Six months ended June 30, 2011

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	6
	Six months ended June 30, 2011 and 2010

	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7

Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

Item 4	CONTROLS AND PROCEDURES	22

	PART II OTHER INFORMATION

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

Item 6	EXHIBITS	23

SIGNATURES		24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,294	$1,635
Accounts receivable, net of allowance of $160 at June 30, 2011 and $149 at December 31, 2010	9,567	8,269
Other receivable	-	396
Inventories, net	18,940	15,737
Deferred tax assets, net	1,934	2,091
Other current assets	881	463
Total current assets	32,616	28,591

Property, plant and equipment, net	9,279	9,350
Deferred tax assets, net	5,774	6,460
Intangible assets, net	2,845	2,822
Goodwill	4,611	4,102
Other assets	47	49
Total assets	$55,172	$51,374

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,137	$8,697
Accrued liabilities	1,968	1,690
Credit facility debt	3,000	-
Total current liabilities and total liabilities	12,105	10,387

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized; 14,637,249 shares issued and 14,619,612 shares outstanding as of June 30, 2011, and 14,601,322 shares issued and 14,583,685 shares outstanding as of December 31, 2010	147	146
Additional paid-in capital	44,224	43,812
Accumulated deficit	(1,219)	(2,837)
Accumulated other comprehensive income - foreign currency translation	196	147
	43,348	41,268
Less: Treasury shares, at cost, 17,637 common shares at June 30, 2011 and December 31, 2010	(281)	(281)
Total stockholders' equity	43,067	40,987

Total liabilities and stockholders' equity	$55,172	$51,374

See notes to unaudited condensed consolidated financial statements

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net sales	$13,576	$10,345	$28,552	$18,088
Cost of sales	8,780	6,682	19,173	11,234
Gross profit	4,796	3,663	9,379	6,854

Operating expenses:
Selling, general and administrative	2,803	2,853	5,452	4,902
Research and development	627	487	1,290	872
Total operating expenses	3,430	3,340	6,742	5,774

Operating income	1,366	323	2,637	1,080

Foreign currency transaction loss	(33)	-	(91)	-
Interest expense	(14)	-	(14)	-
Interest income	-	3	-	9

Income before income taxes	1,319	326	2,532	1,089

Income tax provision	491	134	914	434

Net income	$828	$192	$1,618	$655

Foreign currency translation adjustment	-	79	49	79

Comprehensive income	$828	$271	$1,667	$734

Net income per common share:
Basic	$0.06	$0.01	$0.12	$0.05
Diluted	$0.06	$0.01	$0.11	$0.05

Weighted average common shares outstanding:
Basic	13,833	13,677	13,804	13,636
Diluted	14,800	14,316	14,913	14,149

See notes to unaudited condensed consolidated financial statements

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance January 1, 2011	14,583,685	$146	$43,812	$(2,837)	$147	$(281)	$40,987
Share-based compensation	-	-	417	-	-	-	417
Restricted stock forfeited	(88,334)	(1)	1	-	-	-	-
Restricted stock issued	112,500	1	(1)	-	-	-	-
Stock option exercises	24,350	1	33	-	-	-	34
Restricted shares purchased from employees	(12,589)		(38)				(38)
Foreign currency translation adjustment	-	-	-	-	49	-	49
Net income for the six months ended June 30, 2011	-	-	-	1,618	-	-	1,618
Balance June 30, 2011	14,619,612	$147	$44,224	$(1,219)	$196	$(281)	$43,067

See notes to unaudited condensed consolidated financial statements

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six months ended
	June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$1,618	$655
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	980	715
Share-based compensation	417	354
Deferred income taxes	859	338
Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable	(949)	(2,070)
Other receivables	396	625
Inventories	(2,993)	(3,889)
Other assets	(417)	(353)
Accounts payable and accrued liabilities	(1,763)	2,384
Net cash used in operating activities	(1,852)	(1,241)

Cash Flows Used in Investing Activities
Net cash paid for the acquisition of F2O	(717)	-
Redemption of certificate of deposit	-	7,000
Net cash paid for acquisition of the Copper Products Division of Porta Systems Corp.	-	(7,150)
Capital expenditures	(743)	(600)
Net cash used in investing activities	(1,460)	(750)

Cash Flows Provided by Financing Activities
Proceeds from exercise of stock options	34	-
Restricted shares purchased from employees	(38)	-
Borrowing from line of credit	3,000	-
Net cash provided by financing activities	2,996	-

Net effect of exchange rate changes on cash	(25)	6

Net decrease in cash and cash equivalents	(341)	(1,985)

Cash and cash equivalents, at beginning of period	1,635	5,129

Cash and cash equivalents, at end of period	$1,294	$3,144

Non-cash Investing and Financing Activities
Capital expenditures included in accounts payable	$-	$6

Supplemental Cash Flow Information
Cash paid during the period for interest	$10	$-

Cash paid during the period for income taxes	$71	$27

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our more significant estimates include the valuation of accounts receivable, inventories and deferred income taxes, the preliminary estimated purchase price and allocation of such purchase price relating to the acquisition of the Frederick Fiber Optics (“F2O”) (see Note 2), the fair value of share-based payments, and the valuation of goodwill and other long-lived assets. Actual amounts could differ from such estimates.

Concentration of Credit Risk

At June 30, 2011 and December 31, 2010, our cash deposits were maintained at three high credit quality financial institutions.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

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

Goodwill and Other Intangible Assets

Our acquisitions of the Porta Copper Products Division and F2O have been accounted for using the purchase method of accounting (see Note 2).  The assets and liabilities of the acquired businesses are recorded at their estimated fair values at the date of acquisition.  The excess of the purchase price over the estimated fair values is recorded as goodwill.  All acquisition costs were expensed as incurred.  We measure and test goodwill and intangible assets not subject to amortization for impairment in accordance with ASC 350, “Intangible – Goodwill and Other,” at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill or intangible assets might be impaired, such as a change in business conditions.  We performed the annual test of goodwill for impairment in April 2011.  The fair value of our one reporting unit  exceeded the carrying value and therefore step two of the impairment test was not required.  No impairment of goodwill was recorded as a result of the annual test for impairment.

Other intangible assets, which include customer contracts and relationships of the Porta Copper Products Division, are amortized by the straight-line method over the estimated useful lives of the related assets.  We test intangible assets that are subject to amortization for impairment whenever events or changes in circumstances indicate that the carry value may not be recoverable.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements” (ASU No. 2009-13”), which amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements.  The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables.  We adopted ASU 2009-13 on January 1, 2011. This did not have any impact on our financial position or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. We adopted ASU 2010-28 on January 1, 2011. This did not have any impact on our consolidated financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). This amendment affects any public entity (as defined by Topic 805, “Business Combinations”) that enters into business combinations consummated after January 1, 2011 and that are material on an individual or aggregate basis. ASU 2010-29 provides that comparative financial statements should present and disclose proforma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures to require a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted ASU 2010-29 on January 1, 2011. This did not have any impact on our consolidated financial position or results of operations.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 – Acquisition

On March 11, 2011, we acquired 100% of the capital stock of F2O for an initial cash payment of $750,000, and two contingent cash payments of $125,000 to be made based on the achievement of certain performance objectives over the two years following the acquisition, which are included in accrued liabilities in the accompanying condensed consolidated balance sheet at June 30, 2011.  F2O, headquartered in Frederick, Maryland, manufactures a wide variety of high performance fiber optic cable assemblies, wall and rack mounted fiber distribution panels, and miscellaneous fiber accessories and services.  This acquisition was made in order to expand our fiber optic product offerings.

The following is a preliminary summary of the fair value of the net assets acquired, exclusive of $33,000 of acquired cash, as a result of the March 11, 2011 acquisition of F2O:

Assets
Accounts receivable	$251,000
Inventories	175,000
Prepaid expenses and other assets	4,000
Property and equipment	31,000
Goodwill	510,000
Distributor relationships	151,000

Liabilities
Accounts payable	(101,000)
Accrued expenses	(54,000)

Total net purchase price, including $250,000 in accrued contingent consideration	$967,000

The above purchase price allocation is preliminary, as we have not yet completed our assessment of the fair values of the net assets acquired in this acquisition.  Therefore, a portion of the goodwill recorded in connection with this transaction as of June 30, 2011 may be reclassified to identifiable intangible assets subject to amortization when we complete our assessment. On a pro forma basis, had the F2O acquisition taken place as of January 1, 2010, our results of operations since then would not have been materially affected.

Note 3 – Comprehensive income

Comprehensive income includes, in addition to net income, as income or loss, foreign currency translation gains and losses, the accumulated effect of which is included in the stockholders’ equity section of the balance sheet.  We reported comprehensive income of $828,000 and $271,000 for the three months ended June 30, 2011 and June 30, 2010, respectively.  We reported comprehensive income of $1,667,000 and $734,000 for the six months ended June 30, 2011 and June 30, 2010, respectively.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 – Share–Based Payment

Share-based payment compensation is attributable to the granting of stock options and awarding of shares of restricted stock, and vesting of these options and shares of restricted stock over the remaining requisite service period. Expense attributable to share-based compensation during the three and six months ended June 30, 2011 was $228,000 and $417,000, respectively.  Expense attributable to share-based compensation during the three and six months ended June 30, 2010 was $187,000 and $354,000, respectively.

On May 18, 2011, pursuant to the terms of the 2003 Non-Employee Director Stock Option Plan, the Company granted options to purchase an aggregate of 100,000 shares of common stock to four non- employee directors upon their re-election to the Company’s Board of Directors.  These options, which are exercisable at a price of $2.55 per share, the market value thereof on the date of grant, are exercisable in four equal quarterly installments, on a cumulative basis, commencing upon grant.  In accordance with ASC 718, “Compensation – Stock Compensation,” we determined that $165,000 was the fair value of those options, of which $41,000 was recorded as share-based compensation expense during the three months ended June 30, 2011.

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

Note 5 - Net income per common share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders (which equals our net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents.  During the three and six months ended June 30, 2011, outstanding options to purchase an aggregate of approximately 728,000 and 442,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.  During the three and six months ended June 30, 2011, there were 103,000 and 52,000 restricted stock awards, respectively, were excluded from the computation of diluted earnings per share.  During the three and six months ended June 30, 2010, outstanding options to purchase an aggregate of approximately 1,843,000, and 1,878,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.  During the three and six months ended June 30, 2010, there were no restricted stock awards excluded from the computation of diluted earnings per share. The following table sets forth the amounts used in the computation of basic and diluted EPS:

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator for diluted EPS calculation:
Net income	$828,000	$192,000	$1,618,000	$655,000

Denominator for basic EPS calculation:
Weighted average shares outstanding - Basic	13,833,000	13,677,000	13,804,000	13,636,000

Denominator for diluted EPS calculation:
Weighted average shares outstanding - Basic	13,833,000	13,677,000	13,804,000	13,636,000
Effect of dilutive stock options	473,000	204,000	585,000	195,000
Effect of unvested restricted stock awards	494,000	435,000	524,000	318,000
	14,800,000	14,316,000	14,913,000	14,149,000

Basic EPS	$0.06	$0.01	$0.12	$0.05

Diluted EPS	$0.06	$0.01	$0.11	$0.05

Note 6 – Inventories

The following table sets forth the cost basis of each major class of inventory as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Raw material and subassemblies	$1,416,000	$1,594,000
Finished goods	17,524,000	14,143,000
	$18,940,000	$15,737,000

Inventories are net of reserves of $1,055,000 and $937,000 at June 30, 2011 and December 31, 2010, respectively.

Note 7 – Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset.  The following table sets forth the amounts of each major class of property, plant and equipment as of June 30, 2011 and December 31, 2010:

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	December 31,
	2011	2010
Land	$1,244,000	$1,244,000
Building and building improvements	4,314,000	4,307,000
Construction in progress	18,000	34,000
Machinery and equipment	10,085,000	9,925,000
Computer hardware and software	878,000	905,000
Office furniture, fixtures, equipment and other	886,000	905,000
	$17,425,000	$17,320,000
Less: accumulated depreciation and amortization	(8,146,000)	(7,970,000)
	$9,279,000	$9,350,000

Depreciation and amortization of property, plant and equipment was $420,000 and $845,000 for the three and six months ended June 30, 2011, respectively, and $331,000 and $676,000 for the three and six months ended June 30, 2010, respectively.

As of June 30, 2011 and December 31, 2010, we had costs of $18,000 and $34,000, respectively, classified as construction in progress for the development of machinery and equipment.  The machinery was not in service at either date and is therefore not being depreciated.

Note 8 – Intangible Assets Subject to Amortization

Intangible assets other than goodwill are amortized using the straight-line method over the estimated useful life of the related asset. The following table sets forth the amounts of each major class of intangible assets subject to amortization as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Customer relationships	$2,040,000	$2,040,000
Patents	1,650,000	1,642,000
Distributor relationships	691,000	540,000
Trade name	130,000	130,000
	$4,511,000	$4,352,000
Less: accumulated amortization	(1,666,000)	(1,530,000)
	$2,845,000	$2,822,000

Amortization of intangible assets subject to amortization was $61,000 and $135,000 for the three and six months ended June 30, 2011, respectively, and $14,000 and $28,000 for the three and six months ended June 30, 2010, respectively.

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

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2011, our borrowing base was in excess of the amount available to borrow of $5,000,000.  Loans under the credit agreement mature on December 31, 2013.  On April 12, 2011, we borrowed $3,000,000 under the credit agreement.

Outstanding loans under the credit agreement bear interest, at our option, either at (a) the bank's prime rate, provided that the prime rate shall not be less than an adjusted one-month London Interbank Offered Rate (“LIBOR”) (as defined in the credit agreement), or (b) under a formula based on LIBOR plus 1.85% per annum. At June 30, 2011 the interest rate applicable to the outstanding borrowing under the credit agreement was 2.07% per annum.  We also pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

Our obligations under the credit agreement are collateralized, pursuant to a Continuing Security Agreement, by all of our accounts receivable and inventory, and are also guaranteed by one of our subsidiaries.

The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The credit agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $28,500,000, a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses and losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0.   As of June 30, 2011, we were in compliance with all financial covenants in the amended agreement.

Note 10 – Income Taxes

For the three and six months ended June 30, 2011 and 2010, our income tax provision consisted of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect for the full year.  That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been expensed for financial statement purposes, foreign tax rate differentials and state taxes.

We do not expect that our unrecognized tax benefits will significantly change within the next twelve months.  We file a consolidated U.S. income tax return and tax returns in certain state, local and foreign jurisdictions.  There are no current tax examinations in progress.  As of June 30, 2011, we remain subject to examination in applicable tax jurisdictions for the relevant statute of limitations periods.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11- Significant Customers

The following customers accounted for 10% or more of our consolidated net sales during at least one of the periods presented below:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Customer A	11%	23%	13%	28%
Customer B	17%	10%	22%	*
Customer C	19%	*	17%	*

*Amounts are less than 10%

As of June 30, 2011, three customers accounted for approximately 21%, 16% and 13% of accounts receivable, and as of December 31, 2010 four customers accounted for approximately 15%, 14%, 14% and 13% of accounts receivable.

Note 12 – Litigation

In February 2009, a lawsuit was filed in Puerto Rico by a former sales representative against us.  The complaint alleges that we terminated our relationship with the former sales representative without just cause and is seeking $1,400,000 in damages, plus attorney’s fees and costs.  Although the timing and ultimate outcome cannot be determined, the Company believes that the plaintiffs’ claims are unfounded and that the Company has meritorious defenses and will continue to vigorously defend this case. From time to time, we are subject to legal proceedings or claims which arise in the ordinary course of business.  While the outcome of such matters cannot be predicted with certainty, we believe that these matters will not have a material adverse effect on our financial condition or liquidity.

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

Sales to the Company’s customers are generally through “as ordered” general supply agreements. General supply agreements do not require customers to purchase specific quantities of product and can be terminated for various reasons at any time.  The Company forecasts inventory requirements through historical trends and discussions with our customers.  Most of the sales to a large international customer are currently being made under an agreement that the customer has put out to bid.  The Company is participating in the bidding process and believes that the customer will renew with us on terms that are relatively consistent with the prior contract, however, there can be no assurance that the Company will prevail in its bid.  In the event that the Company does not prevail, the Company may have excess inventory in an amount that exceeds the related reserves.

Recent Acquisitions

On March 11, 2011, we acquired 100% of the capital stock of Frederick Fiber Optics (“F2O”) for an initial cash payment of $750,000 from available cash on hand, and two contingent cash payments of $125,000 to be made based on the achievement of certain performance objectives over the subsequent two years. The fair value of the contingent consideration has been included in the overall purchase price of F2O based on the assessment that the achievement of these targets is highly probable. F2O, headquartered in Frederick, Maryland, manufactures a wide variety of high performance fiber optic cable assemblies, wall and rack mounted fiber distribution panels, and miscellaneous fiber accessories and services.  This acquisition was made in order to expand our fiber optics product offerings.

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

Concurrent with this acquisition, we sold the acquired Mexican subsidiary, exclusive of customer contracts and certain machinery and equipment which we retained, to our principal contract manufacturer, which is now operating this manufacturing facility.  In consideration for this sale, we received $1,000,000 from the contract manufacturer, subject to purchase price adjustments, as well as an option to reacquire up to approximately 9% of a newly formed entity that now owns the Mexican subsidiary, for a total exercise price of $100,000. We believe that the value of this option, which expired on May 18, 2011, was not material and we did not allocate a portion of the net Porta Copper Products Division purchase price to this option.

We paid the net purchase price of $7,249,000 predominately from the proceeds of the redemption of our $7,000,000 certificate of deposit.

Additionally, we sold to the contract manufacturer certain raw material and component inventories, which were acquired as part of the Porta Copper Products Division transaction, for approximately $1,175,000.

Our financial statements include, and the following discussion and analysis reflects, the activity of the Porta Copper Products Division for the three and six months ended June 30, 2011, but only for the period from May 19, 2010 through June 30, 2010 in the reported 2010 periods, and the activity of F2O only since its March 11, 2011 date of acquisition.

Results of Operations

The following tables sets forth certain income statement information in thousands of dollars and as a percentage of net sales for the periods indicated, except “Income tax provision” (which is stated as a percentage of “income before income taxes”), as well as the dollar increase or decrease between the periods and the percentage of the dollar increase or decrease:

	Three months ended June 30,
(dollars in thousands)	2011		2010
	Amount	% of net sales (except as noted above)	Amount	% of net sales (except as noted above)	Dollar increase (decrease)	Percent change
Net sales	$13,576	100.0%	$10,345	100.0%	$3,231	31.2%
Cost of sales	8,780	64.7%	6,682	64.6%	2,098	31.4%
Gross profit	4,796	35.3%	3,663	35.4%	1,133	30.9%

Operating expenses:
Selling, general and administrative	2,803	20.6%	2,853	27.6%	(50)	-1.8%
Research and development	627	4.6%	487	4.7%	140	28.7%
Total operating expenses	3,430	25.3%	3,340	32.3%	90	2.7%

Operating income	1,366	10.1%	323	3.1%	1,043	322.7%

Foreign currency transaction loss	(33)	-0.2%	-	0.0%	(33)	100.0%
Interest expense	(14)	-0.1%	-	0.0%	(14)	100.0%
Interest income	-	0.0%	3	0.0%	(3)	100.0%

Income before income taxes	1,319	9.7%	326	3.2%	993	304.5%
Income tax provision	491	37.2%	134	41.1%	357	266.4%
Net income	$828	6.1%	$192	1.9%	$636	331.1%

	Six months ended June 30,
(dollars in thousands)	2011		2010
	Amount	% of Net sales (except as noted above)	Amount	% of Net sales (except as noted above)	Dollar increase (decrease)	Percent change
Net sales	$28,552	100.0%	$18,088	100.0%	$10,464	57.9%
Cost of sales	19,173	67.2%	11,234	62.1%	7,939	70.7%
Gross profit	9,379	32.8%	6,854	37.9%	2,525	36.8%

Operating expenses:
Selling, general and administrative	5,452	19.1%	4,902	27.1%	550	11.2%
Research and development	1,290	4.5%	872	4.8%	418	47.9%
Total operating expenses	6,742	23.6%	5,774	31.9%	968	16.8%

Operating income	2,637	9.2%	1,080	6.0%	1,557	144.2%

Foreign currency transaction loss	(91)	-0.3%	-	0.0%	(91)	100.0%
Interest expense	(14)	0.0%	-	0.0%	(14)	100.0%
Interest income	-	0.0%	9	0.0%	(9)	100.0%

Income before income taxes	2,532	8.9%	1,089	6.0%	1,443	132.5%
Income tax provision	914	36.1%	434	39.9%	480	110.6%
Net income	$1,618	5.7%	$655	3.6%	$963	147.0%

Net sales for the three months ended June 30, 2011 were $13,576,000 compared to $10,345,000 for the comparable prior year period, an increase of $3,231,000 or 31.2%.  Net sales for the six months ended June 30, 2011 were $28,552,000 compared to $18,088,000 for the comparable prior year period, an increase of $10,464,000 or 57.8%.  The sales growth was primarily due to the sales from our Porta Copper Products Division acquired on May 19, 2010, sales from our F2O acquisition on March 11, 2011, and increased sales to existing customers.  Sales from the acquired Porta Copper Products Division and F2O aggregated $4,485,000 and $10, 807,000 during the three and six months ended June 30, 2011, respectively, accounting for 81% and 85% of the total sales increase for the three and six month period, respectively.

Gross profit for the three months ended June 30, 2011 was $4,796,000 compared to $3,663,000 for the comparable prior year period, an increase of $1,133,000 or 30.9%. Gross profit margin remained relatively consistent at 35.3% in the current year three month period compared to 35.4% in the 2010 three month period. Gross profit for the six months ended June 30, 2011 was $9,379,000 compared to $6,854,000 in the prior year period, an increase of $2,525,000 or 36.8%. Gross profit margin decreased to 32.8% from 37.9%.   The gross profit margin decrease was primarily attributable to sales from our acquired Porta Copper Products Division product line which has historically sold at lower margins than our existing products.

Selling, general and administrative expenses for the three months ended June 30, 2011 were $2,803,000 compared to $2,853,000 for the comparable prior year period, a decrease of $50,000 or 1.8%.  The 2011 three month decrease was primarily attributable to the absence of transaction and integration costs of approximately $607,000 incurred during the three months ended June 30, 2010 in connection with the Porta Copper Products Division acquisition offset, in large part, by increases in salaries and related benefits resulting from the acquisition and an increase in commissions resulting from the increase in sales.  Selling, general and administrative expenses for the six months ended June 30, 2011 were $5,452,000 compared to $4,902,000 for the comparable prior year period, an increase of $550,000 or 11.2%.  The increase in expenses for the 2011 six month period was due to increases in salaries and related benefits resulting from the Porta Copper Products Division acquisition and an increase in commissions resulting from the increase in sales offset, in part, by the absence of transaction and integration costs of approximately $744,000 incurred during the six months ended June 30, 2010, which were incurred in connection with the Porta Copper Products Division acquisition.

Research and development expenses for the three months ended June 30, 2011 were $627,000 compared to $487,000 for the comparable prior year period, an increase of $140,000 or 28.7%. Research and development expenses for the six months ended June 30, 2011 were $1,290,000 compared to $872,000 for the comparable prior year period, an increase of $418,000 or 48.0%. This increase was primarily attributable to product development expenses resulting from redesigning and qualifying certain of the Porta Copper Products Division products and additional salaries and related benefits resulting from this acquisition.

The foreign currency transaction losses of $33,000 and $91,000 for the three months and six months ended June 30, 2011, respectively, was primarily related to our United Kingdom subsidiary acquired as part of the Porta Copper Products Division acquisition.

We had interest expense of $14,000 in the three months ended June 30, 2011 and none in the prior year.  Interest expense was the result of borrowing $3,000,000 on our credit facility during the current quarter to support our higher levels of accounts receivable and inventories related to our acquired businesses.

We had no interest income in the three and six months ended June 30, 2011.  Interest income was $3,000 and $9,000 in the three and six months ended June 30, 2010, respectively. The reduction was due to the redemption of our $7,000,000 certificate of deposit in May 2010 for use in funding our acquisition of the Porta Copper Products Division.

During the three months ended June 30, 2011 and 2010, we recorded a provision for income taxes of $491,000 and $134,000, respectively.  During the six months ended June 30, 2011 and 2010, we recorded a provision for income taxes of $914,000 and $434,000, respectively.  Our income tax provision for each period consisted of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year.  That rate differs from the U.S. statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been recognized for financial statement purposes, a foreign tax rate differential and state taxes.

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

Liquidity and Capital Resources

As of June 30, 2011, we had $20,511,000 of working capital, which included $1,294,000 of cash and cash equivalents, and our current ratio was 2.7 to 1.  As of December 31, 2010, we had $18,204,000 of working capital, which included $1,635,000 of cash and cash equivalents, and our current ratio was 2.8 to 1.

During the six months ended June 30, 2011, our cash flows from operations used $1,852,000, primarily for a $2,993,000 increase in inventory to support our higher sales levels and the need to maintain additional inventory to accommodate anticipated customer orders and supplier lead-time requirements, a $1,763,000 decrease to accounts payable and accrued liabilities related to timing of vendor payments, a $949,000 increase to accounts receivable due to increased sales in the current period resulting from both organic sales growth and sales resulting from both the Copper Products Division and F2O and a $417,000 increase to other assets.  This was partially offset by cash profitability before non-cash expenses for depreciation and amortization, deferred taxes and share-based compensation of $3,874,000.

During the six months ended June 30, 2010, our cash flows from operations used cash of $1,241,000, primarily to support a $3,889,000 increase in inventory to fulfill anticipated sales and an $2,070,000 increase in accounts receivable due to increased sales, offset, in part, by cash profitability before non-cash expenses for depreciation and amortization, deferred taxes and share-based compensation of $2,062,000 and an increase in accounts payable and accrued liabilities of $2,384,000.

Investing activities in the 2011 six month period used cash of $1,460,000, primarily for the acquisition of F2O for $717,000 net of cash acquired and for capital expenditures of $743,000 for tools, molds, dies and equipment used to manufacture new products.  In the comparable 2010 period $600,000 was used for capital expenditures and a net $150,000 (after redeeming a $7,000,000 certificate of deposit) paid out for the acquisition of the Copper Products Division.

Financing activities in the 2011 six month period provided cash of $2,996,000 primarily from $3,000,000 of short term borrowings under our bank credit facility and from $34,000 of proceeds from stock option exercises.  There was no cash provided by or used in financing activities in the first six months of 2010.

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

As of June 30, 2011, our borrowing base was in excess of the amount available to borrow of $5,000,000.  Loans under the credit agreement mature on December 31, 2013.  On April 12, 2011, we borrowed $3,000,000 under the credit agreement.

Outstanding loans under the credit agreement bear interest, at our option, either at (a) the bank's prime rate, provided that the prime rate shall not be less than an adjusted one-month London Interbank Offered Rate (“LIBOR”) (as defined in the credit agreement), or (b) under a formula based on LIBOR plus 1.85% per annum. At June 30, 2011 the interest rate applicable to the outstanding borrowing under the credit agreement was 2.07% per annum.  We also pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

Our obligations under the credit agreement are collateralized, pursuant to a Continuing Security Agreement, by all of our accounts receivable and inventory, and are also guaranteed by one of our subsidiaries.

The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The amended agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $28,500,000, a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0. As of June 30, 2011, we were in compliance with all financial covenants in the amended agreement.

We believe that existing cash, together with internally generated funds and the remaining availability under our line of credit will be sufficient for our working capital requirements and capital expenditure needs for at least the next twelve months and meet our long-term liquidity needs.

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

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments.  A summary of our most critical accounting policies can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for year ended December 31, 2010, as filed with the Securities Exchange Commission on March 31, 2011.  We regularly evaluate items which may impact our critical accounting estimates and judgments.  During the three months ended June 30, 2011, we did not change our critical accounting policies.

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

Item 3     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes in interest rates.  The interest payable under our credit facility, under which we have $3,000,000 outstanding as of June 30, 2011, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates.  In recent years, the effects of movements in the market interest rates have been immaterial.

Our products contain a significant amount of plastic that is petroleum based, as well as certain precious and semi-precious metals, in particular copper, gold and steel.  We import most of our products from contract manufacturers, principally in China and Mexico.  Therefore, increased costs in either petroleum or these metals can increase the cost of our products.

Other than sales generated by our subsidiaries in England and Mexico, we require foreign sales to be paid in U.S. currency, and we are billed by our contract manufacturers in U.S. currency. However, assets, liabilities and revenues generated by our subsidiaries in England and Mexico are denominated in the Pound Sterling and Mexican Pesos, respectively, and, accordingly, fluctuations in the exchange rate of these currencies could have a material impact on our financial position and results of operations.  Additionally, since our contract manufacturer is based in China and Mexico, the cost of our products could be affected by changes in the valuation of the Chinese Yuan and Mexican Peso, respectively, and or wage increases in these countries.

Historically, we have not purchased or entered into interest rate swaps or future, forward, option or other instruments designed to hedge against changes in interest rates, the price of materials used in the manufacturing of the products we sell, or the value of foreign currencies.

Item 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management, with the participation of our President and Principal Executive Officer, who is also temporarily performing the function of our Principal Financial Officer in light of the resignation of our former Principal Financial Officer as reported in our Current Report on Form 8-K filed on June 30, 2011, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Our Principal Executive Officer served as our Principal Financial Officer from September 2000 until he became our Principal Executive Officer in August 2006. Based on that evaluation, this officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including that officer, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.

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

PART II.  OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use Of Proceeds

(c) Issuer Purchases of Equity Securities

During the second quarter of 2011, the Company cancelled the following number of shares of Common Stock that were surrendered to meet tax withholding obligations by employees upon the vesting of restricted stock previously awarded under the Company’s 2008 Equity Compensation Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value ) of Shares That May Be Purchased Under the Plan or Programs

April 1-30, 2011	-	-	-	-
May 1-31, 2011	12,589	$3.07	-	-
June 1-30, 2011	-		-	-
	12,589		-	-

Item 6.  Exhibits

10(a)	Description of Directors’ Annual Cash Fee Policy.

31	Certification of Principal Executive Officer and Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TII NETWORK TECHNOLOGIES, INC.

Date: August 15, 2011	By:	/s/ Kenneth A. Paladino
Kenneth A. Paladino
President, Principal Executive Officer and
Acting Principal Financial Officer

Exhibit Index

10(a)	Description of Directors’ Annual Cash Fee Policy.

31	Certification of Principal Executive Officer and Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.