Form 10-Q
period 2011-09-30
TII NETWORK TECHNOLOGIES, INC.
filed 2011-11-14
CIK 277928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes☐ No ☒

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of November 8, 2011 was 14,671,278.

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,170	$1,635
Accounts receivable, net of allowance of $145 at September 30, 2011 and $149 at December 31, 2010	9,129	8,269
Other receivable	-	396
Inventories, net	17,468	15,737
Deferred tax assets, net	1,812	2,091
Other current assets	759	463
Total current assets	30,338	28,591

Property, plant and equipment, net	9,310	9,350
Deferred tax assets, net	5,558	6,460
Amortizable intangible assets, net	2,789	2,822
Goodwill	4,611	4,102
Other assets	20	49
Total assets	$52,626	$51,374

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,574	$8,697
Accrued liabilities	1,964	1,690
Total current liabilities and total liabilities	8,538	10,387

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; no shares issued	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized; 14,688,915 shares issued and 14,671,278 shares outstanding as of September 30, 2011, and 14,601,322 shares issued and 14,583,685 shares outstanding as of December 31, 2010	147	146
Additional paid-in capital	44,428	43,812
Accumulated deficit	(374)	(2,837)
Accumulated other comprehensive income - foreign currency translation	168	147
	44,369	41,268
Less: Treasury shares, at cost, 17,637 common shares at September 30, 2011 and December 31, 2010	(281)	(281)
Total stockholders' equity	44,088	40,987

Total liabilities and stockholders' equity	$52,626	$51,374

See notes to unaudited condensed consolidated financial statements

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$14,583	$18,625	$43,135	$36,713
Cost of sales	9,965	13,905	29,138	25,139
Gross profit	4,618	4,720	13,997	11,574

Operating expenses:
Selling, general and administrative	2,638	2,788	8,089	7,690
Research and development	629	624	1,919	1,496
Total operating expenses	3,267	3,412	10,008	9,186

Operating income	1,351	1,308	3,989	2,388

Foreign currency transaction (loss) gain	(39)	18	(130)	18
Interest expense	(16)	-	(30)	-
Interest income	-	-	-	9

Income before income taxes	1,296	1,326	3,829	2,415

Income tax provision	452	511	1,366	945

Net income	$844	$815	$2,463	$1,470

Foreign currency translation adjustment	(28)	62	21	141

Comprehensive income	$816	$877	$2,484	$1,611

Net income per common share:
Basic	$0.06	$0.06	$0.18	$0.11
Diluted	$0.06	$0.06	$0.17	$0.10

Weighted average common shares outstanding:
Basic	13,853	13,712	13,816	13,662
Diluted	14,662	14,361	14,825	14,220

See notes to unaudited condensed consolidated financial statements

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance December 31, 2010	14,583,685	$146	$43,812	$(2,837)	$147	$(281)	$40,987
Share-based compensation	-	-	603	-	-	-	603
Restricted stock forfeited	(116,668)	(1)	1	-	-	-	-
Restricted stock issued	172,500	1	(1)	-	-	-	-
Stock option exercises	44,350	1	51	-	-	-	52
Restricted shares purchased from employees	(12,589)	-	(38)	-	-	-	(38)
Foreign currency translation adjustment	-	-	-	-	21	-	21
Net income for the nine months ended September 30, 2011	-	-	-	2,463	-	-	2,463
Balance September 30, 2011	14,671,278	$147	$44,428	$(374)	$168	$(281)	$44,088

See notes to unaudited condensed consolidated financial statements

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine months ended
	September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$2,463	$1,470
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation and amortization	1,468	1,118
Share-based compensation	603	544
Deferred income taxes	1,181	789
Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable	(685)	(6,491)
Other receivables	396	-
Inventories	(1,563)	(3,037)
Other assets	(281)	(451)
Accounts payable and accrued liabilities	(2,176)	3,612
Net cash provided by (used in) operating activities	1,406	(2,446)

Cash Flows Used in Investing Activities
Net cash paid for the acquisition of F2O	(717)	-
Redemption of certificate of deposit	-	7,000
Net cash paid for acquisition of the Copper Products Division of Porta Systems Corp.	-	(7,150)
Capital expenditures	(1,194)	(1,301)
Net cash used in investing activities	(1,911)	(1,451)

Cash Flows Provided by Financing Activities
Proceeds from exercise of stock options	52	-
Restricted shares purchased from employees	(38)	-
Borrowings under credit facility	3,000	-
Repayment of credit facility debt	(3,000)	-
Net cash provided by financing activities	14	-

Net effect of exchange rate changes on cash	26	161

Net decrease in cash and cash equivalents	(465)	(3,736)

Cash and cash equivalents, at beginning of period	1,635	5,129

Cash and cash equivalents, at end of period	$1,170	$1,393

Supplemental Cash Flow Information
Cash paid during the period for interest	$21	$-

Cash paid during the period for income taxes	$117	$87

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

Reclassifications

Approximately $166,000 has been reclassified from other assets to amortizable intangible assets as of December 31, 2010 in order to conform to the 2011 presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our more significant estimates include the valuation of accounts receivable, inventories and deferred income taxes, the preliminary estimated purchase price and allocation of such purchase price relating to the acquisition of Frederick Fiber Optics (“F2O”) (see Note 2), the fair value of share-based payments, and the valuation of goodwill and other long-lived assets. Actual amounts could differ from such estimates.

Concentration of Credit Risk

At September 30, 2011 and December 31, 2010, our cash deposits were maintained at three high credit quality financial institutions.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

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

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill and Other Intangible Assets

Our acquisitions of the Porta Copper Products Division and F2O have been accounted for using the purchase method of accounting (see Note 2).  The assets and liabilities of the acquired businesses are recorded at their estimated fair values at the date of acquisition.  The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.  All acquisition costs were expensed as incurred.  We measure and test goodwill and intangible assets not subject to amortization for impairment in accordance with Accounting Standards Codification (“ASC”) 350, “Intangible – Goodwill and Other,” at least annually or more frequently upon the occurrence of certain events or substantive changes in circumstances, such as a change in business conditions.  We performed the annual test of goodwill for impairment on April 30, 2011.  The fair value of our one reporting unit exceeded the carrying value and therefore step two of the impairment test was not required.  No impairment of goodwill was recorded as a result of the annual test for impairment.

Amortizable intangible assets are amortized by the straight-line method over the estimated useful lives of the related assets.  We test intangible assets that are subject to amortization for impairment whenever events or changes in circumstances indicate that the carry value may not be recoverable.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements” (ASU No. 2009-13”), which amends the revenue recognition guidance for multiple-element arrangements and expands the disclosure requirements related to such arrangements.  The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of arrangement consideration allocation, and requires the application of the relative selling price method in allocating the arrangement consideration to all deliverables.  We adopted ASU 2009-13 on a prospective basis to revenue arrangements entered into or materially modified on or after January 1, 2011 which did not have any impact on our financial position or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. We adopted ASU 2010-28 on January 1, 2011. The adoption of this authoritative guidance did not have any impact on our consolidated financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). This amendment affects any public entity (as defined by Topic 805, “Business Combinations”) that enters into business combinations consummated after January 1, 2011 and that are material on an individual or aggregate basis. ASU 2010-29 provides that comparative financial statements should present and disclose proforma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures to require a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted ASU 2010-29 on January 1, 2011. The adoption of this authoritative guidance did not have any impact on our consolidated financial position or results of operations.

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 – Acquisitions

On March 11, 2011, we acquired 100% of the capital stock of F2O for an initial cash payment of $750,000, and two contingent cash payments of $125,000 to be made based on the achievement of certain performance criteria over the two years following the acquisition, which are included at their fair value in accrued liabilities in the accompanying condensed consolidated balance sheet at September 30, 2011 based on the assessment that the achievement of these targets is highly probable.  F2O, headquartered in Frederick, Maryland, manufactures a wide variety of high performance fiber optic cable assemblies, wall and rack mounted fiber distribution panels, and miscellaneous fiber accessories and services.  This acquisition was made in order to expand our fiber optic product offerings.

The following is a preliminary summary of the fair value of the net assets acquired, exclusive of $33,000 of acquired cash, as a result of the acquisition of F2O:

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

Unaudited pro forma sales and net income for the nine months ended September 30, 2010, calculated under the premise that the acquisition of the Porta Copper Products Division had occurred on January 1, 2010, were $45,620,000 and $1,249,000 respectively.  Related basic, as well as diluted, pro forma earnings per share were $0.09.

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 – Comprehensive income

Comprehensive income includes, in addition to net income, foreign currency translation gains and losses, the accumulated effect of which is included in the stockholders’ equity section of the balance sheet.  We reported comprehensive income of $816,000 and $877,000 for the three months ended September 30, 2011 and September 30, 2010, respectively.  We reported comprehensive income of $2,484,000 and $1,611,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

Note 4 – Share–Based Payments

Share-based payment compensation is attributable to the granting of stock options and awarding of shares of restricted stock, and vesting of these options and shares of restricted stock over the remaining requisite service periods. The fair value of the portion of share-based payment awards that are ultimately expected to vest is recognized as compensation expense over the related vesting periods. Expense attributable to share-based compensation during the three and nine months ended September 30, 2011 was $186,000 and $603,000, respectively.  Expense attributable to share-based compensation during the three and nine months ended September 30, 2010 was $190,000 and $544,000, respectively.

In May 2011, pursuant to the terms of the 2003 Non-Employee Director Stock Option Plan, the Company granted options to purchase an aggregate of 100,000 shares of common stock to four non- employee directors upon their re-election to the Company’s Board of Directors.  These options, which are exercisable at a price of $2.55 per share, the market value of our common stock on the date of grant, are exercisable in four equal quarterly installments, on a cumulative basis, commencing upon grant.  In accordance with ASC 718, “Compensation – Stock Compensation,” we determined that $165,000 was the fair value of those options, of which $41,000 and $82,000 was recorded as share-based compensation expense during the three and nine months ended September 30, 2011, respectively.

In May 2010, we granted restricted stock awards covering 100,000 shares of our common stock with a grant date fair value of $143,000 to our non-employee directors and restricted stock awards covering 175,000 shares of our common stock with a grant date fair value of $296,000 to certain employees.  All restricted stock awards granted are pursuant to our 2008 Equity Compensation Plan. The awards issued to the non-employee directors vest ratably over three years and the awards issued to employees generally vest over three to five years.

In connection with the resignation of a director in January 2010, 12,369 shares of restricted stock and approximately 16,200 unvested options were forfeited, which resulted in a reversal of $15,000 in share-based compensation expense in the nine months ended September 30, 2010.

Note 5 - Net income per common share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders (which equals our net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents.  During the three and nine months ended September 30, 2011, outstanding options to purchase an aggregate of approximately 1,132,000 and 674,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.  During the three and nine months ended September 30, 2011, there were 123,000 and 75,000 restricted stock awards, respectively, excluded from the computation of diluted earnings per share.  During the three and nine months ended September 30, 2010, outstanding options to purchase an aggregate of approximately 1,742,000, and 1,832,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.  During the three and nine months ended September 30, 2010, there were 175,000 and 58,000 restricted stock awards, respectively, excluded from the computation of diluted earnings per share. The following table sets forth the amounts used in the computation of basic and diluted EPS:

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator for diluted EPS calculation:
Net income	$844,000	$815,000	$2,463,000	$1,470,000

Denominator for basic EPS calculation:
Weighted average shares outstanding – Basic	13,853,000	13,712,000	13,816,000	13,662,000

Denominator for diluted EPS calculation:
Weighted average shares outstanding - Basic	13,853,000	13,712,000	13,816,000	13,662,000
Effect of dilutive stock options	355,000	197,000	508,000	196,000
Effect of unvested restricted stock awards	454,000	452,000	501,000	362,000
	14,662,000	14,361,000	14,825,000	14,220,000

Basic EPS	$0.06	$0.06	$0.18	$0.11

Diluted EPS	$0.06	$0.06	$0.17	$0.10

Note 6 – Inventories

The following table sets forth the cost basis of each major class of inventory as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Raw material and subassemblies	$1,699,000	$1,594,000
Finished goods	15,769,000	14,143,000
	$17,468,000	$15,737,000

Inventories are net of reserves of $1,123,000 and $937,000 at September 30, 2011 and December 31, 2010, respectively.

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset.  The following table sets forth the amounts of each major class of property, plant and equipment as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Land	$1,244,000	$1,244,000
Building and building improvements	4,314,000	4,307,000
Construction in progress	32,000	34,000
Machinery and equipment	10,220,000	9,925,000
Computer hardware and software	873,000	905,000
Office furniture, fixtures, equipment and other	1,002,000	905,000
	$17,685,000	$17,320,000
Less: accumulated depreciation and amortization	(8,375,000)	(7,970,000)
	$9,310,000	$9,350,000

Depreciation and amortization of property, plant and equipment was $422,000 and $1,266,000 for the three and nine months ended September 30, 2011, respectively, and $355,000 and $1,049,000 for the three and nine months ended September 30, 2010, respectively.

As of September 30, 2011 and December 31, 2010, we had costs of $32,000 and $34,000, respectively, classified as construction in progress for the development of machinery and equipment.  The machinery was not in service at either date and is, therefore, not being depreciated.

Note 8 – Amortizable Intangible Assets

Intangible assets other than goodwill are amortized using the straight-line method over the estimated useful life of the related asset. The following table sets forth the amounts of each major class of intangible assets subject to amortization as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Customer relationships	$2,040,000	$2,040,000
Patents	1,660,000	1,642,000
Distributor relationships	691,000	540,000
Trade name	130,000	130,000

	$4,521,000	$4,352,000
Less: accumulated amortization	(1,732,000)	(1,530,000)

	$2,789,000	$2,822,000

Amortization of intangible assets subject to amortization was $67,000 and $202,000 for the three and nine months ended September 30, 2011, respectively, and $14,000 and $42,000 for the three and nine months ended September 30, 2010, respectively.

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Credit Facility

In December 2010, we entered into a bank credit agreement (the “credit agreement”) which replaced a $5,000,000 credit facility that was expiring.  Under the credit agreement, which expires December 31, 2013, we are entitled to borrow from the bank up to $5,000,000 in the aggregate which is limited to a borrowing base which, in general, is equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1,500,000.  As of September 30, 2011, our borrowing base exceeded $5,000,000.

Loans under the credit agreement mature on December 31, 2013.  On April 12, 2011, we borrowed $3,000,000 under the credit agreement which was fully repaid on September 30, 2011.

Outstanding loans under the credit agreement bear interest, at our option, either at (a) the bank's prime rate, provided that the prime rate shall not be less than an adjusted one-month London Interbank Offered Rate (“LIBOR”) (as defined in the credit agreement), or (b) under a formula based on LIBOR plus 1.85% per annum. At September 30, 2011 the interest rate applicable to borrowings under the credit agreement was 2.07% per annum.  We also pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

Our obligations under the credit agreement are collateralized by all of our accounts receivable and inventory, and are also guaranteed by one of our subsidiaries.

The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The credit agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $28,500,000, a ratio of net income before interest expense and income taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses and losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0.   As of September 30, 2011, we were in compliance with all financial covenants in the credit agreement.

Note 10 – Income Taxes

For the three and nine months ended September 30, 2011 and 2010, our income tax provision consisted of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect for the full year.  That rate differs from the U.S. Federal statutory rate primarily as a result of the non-deductibility of certain share-based compensation expenses for income tax purposes that has been expensed for financial statement purposes, foreign tax rate differentials and state taxes.

We do not expect that our unrecognized tax benefits will significantly change within the next twelve months.  We file a consolidated U.S. income tax return and tax returns in certain state, local and foreign jurisdictions.  As of September 30, 2011, there are no tax examinations in progress.  As of September 30, 2011, we remain subject to examination in applicable tax jurisdictions for the relevant statute of limitations periods.

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11- Significant Customers

The following customers accounted for 10% or more of our consolidated net sales during at least one of the periods presented below:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Customer A	18%	15%	15%	21%
Customer B	*	26%	18%	16%
Customer C	20%	*	18%	*

*Amounts are less than 10%

As of September 30, 2011, three customers accounted for approximately 17%, 17% and 12% of accounts receivable, and as of December 31, 2010 four customers accounted for approximately 15%, 14%, 14% and 13% of accounts receivable.

Note 12 – Litigation

In February 2009, a lawsuit was filed in Puerto Rico by a former sales representative against us.  The complaint alleges that we terminated our relationship with the former sales representative without just cause and is seeking $1,400,000 in damages, plus attorney’s fees and costs.  Although the timing and ultimate outcome cannot be determined, the Company believes that the plaintiff’s claims are unfounded and that the Company has meritorious defenses. The Company intends to continue to vigorously defend this case. From time to time, we are subject to legal proceedings or claims which arise in the ordinary course of business.  While the outcome of such matters cannot be predicted with certainty, we believe that these matters will not have a material adverse effect on our financial condition or liquidity.

Note 13 – Subsequent Event

On October 24, 2011 the Company's Board of Directors determined to replace Kenneth A. Paladino as the Company's President and Chief Executive Officer and commenced a search for a new President and Chief Executive Officer. In the interim, Brian J. Kelley, non-executive Chairman of the Board, will serve as President and Chief Executive Officer.  In connection with Mr. Paladino’s departure, the Company is in the process of assessing any severance and other charges that will be recorded in the fourth quarter of 2011.  Although the amount of the charges has not yet been finalized, we expect they will be material to the results of operations for the fourth quarter of 2011.

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

Sales to the Company’s customers are generally through “as ordered” general supply agreements. General supply agreements do not require customers to purchase specific quantities of product and can be terminated for various reasons at any time.  We forecast inventory requirements through historical trends and discussions with our customers.  Most of the sales to a large international customer are currently being made under an agreement that the customer has put out to bid.  The Company is participating in the bidding process and believes that the customer will renew with us on terms that are relatively consistent with the prior contract; however, there can be no assurance that the Company will prevail in its bid.  In the event that the Company does not prevail, the Company may have excess inventory in an amount that exceeds the related reserve.

Recent Acquisitions

On March 11, 2011, we acquired 100% of the capital stock of Frederick Fiber Optics (“F2O”) for an initial cash payment of $750,000 from available cash on hand, and two contingent cash payments of $125,000 to be made based on the achievement of certain performance criteria over the subsequent two years. The fair value of the contingent consideration has been included in the overall purchase price of F2O based on the assessment that the achievement of these targets is highly probable. F2O, headquartered in Frederick, Maryland, manufactures a wide variety of high performance fiber optic cable assemblies, wall and rack mounted fiber distribution panels, and miscellaneous fiber accessories and services.  This acquisition was made in order to expand our fiber optics product offerings.

On May 19, 2010, we acquired all of the assets, exclusive of cash, and assumed certain operating liabilities, primarily accounts payable and accrued expenses, of the Copper Products Division of Porta Systems Corp. (the “Porta Copper Products Division”) for cash of $8,150,000, subject to purchase price adjustments. The Porta Copper Products Division was comprised of two wholly owned subsidiaries, one in England and the other in Mexico, as well as domestic assets and liabilities exclusively related to copper telecommunications products. Concurrent with this acquisition, we sold for $1,000,000 the acquired Mexican subsidiary, exclusive of customer contracts and certain machinery and equipment which we retained, to our principal contract manufacturer, which is now operating this manufacturing facility. We paid the net purchase price of $7,249,000, including $99,000 of acquisition costs, predominately from the proceeds of the redemption of our $7,000,000 certificate of deposit. Additionally, we sold to the contract manufacturer certain raw material and component inventories, which were acquired as part of the Porta Copper Products Division transaction, for approximately $1,175,000.

Our financial statements include, and the following discussion and analysis reflects, the activity of the Porta Copper Products Division for the three and nine months ended September 30, 2011 and the three months ended September 30, 2010, but only for the period from May 19, 2010 through September 30, 2010 in the nine months ended September 30, 2010, and the activity of F2O only since its March 11, 2011 date of acquisition.

Results of Operations

The following tables sets forth certain income statement information in thousands of dollars and as a percentage of net sales for the periods indicated, except “Income tax provision” (which is stated as a percentage of “income before income taxes”), as well as the dollar increase or decrease between the periods and the percentage of the dollar increase or decrease:

	Three months ended September 30,
(dollars in thousands)	2011		2010
	Amount	% of Net sales (except as noted above)	Amount	% of Net sales (except as noted above)	Dollar increase (decrease)	Percent change
Net sales	$14,583	100.0%	$18,625	100.0%	$(4,042)	-21.7%
Cost of sales	9,965	68.3%	13,905	74.7%	(3,940)	-28.3%
Gross profit	4,618	31.7%	4,720	25.3%	(102)	-2.2%

Operating expenses:
Selling, general and administrative	2,638	18.1%	2,788	15.0%	(150)	-5.4%
Research and development	629	4.3%	624	3.4%	5	0.8%
Total operating expenses	3,267	22.4%	3,412	18.3%	(145)	-4.2%

Operating income	1,351	9.3%	1,308	7.0%	43	3.3%

Foreign currency transaction (loss) gain	(39)	-0.3%	18	0.1%	(57)	-316.7%
Interest expense	(16)	-0.1%	-	0.0%	(16)	100.0%

Income before income taxes	1,296	8.9%	1,326	7.1%	(30)	-2.3%
Income tax provision	452	34.9%	511	38.5%	(59)	-11.5%
Net income	$844	5.8%	$815	4.4%	$29	3.6%

	Nine months ended September 30,
(dollars in thousands)	2011		2010
	Amount	% of Net sales (except as noted above)	Amount	% of Net sales (except as noted above)	Dollar increase (decrease)	Percent change
Net sales	$43,135	100.0%	$36,713	100.0%	$6,422	17.5%
Cost of sales	29,138	67.6%	25,139	68.5%	3,999	15.9%
Gross profit	13,997	32.4%	11,574	31.5%	2,423	20.9%

Operating expenses:
Selling, general and administrative	8,089	18.8%	7,690	20.9%	399	5.2%
Research and development	1,919	4.4%	1,496	4.1%	423	28.3%
Total operating expenses	10,008	23.2%	9,186	25.0%	822	8.9%

Operating income	3,989	9.2%	2,388	6.5%	1,601	67.0%

Foreign currency transaction gain (loss)	(130)	-0.3%	18	0.0%	(148)	-822.2%
Interest expense	(30)	-0.1%	-	0.0%	(30)	100.0%
Interest income	-	0.0%	9	0.0%	(9)	-100.0%

Income before income taxes	3,829	8.9%	2,415	6.6%	1,414	58.6%
Income tax provision	1,366	35.7%	945	39.1%	421	44.6%
Net income	$2,463	5.7%	$1,470	4.0%	$993	67.6%

Net sales for the three months ended September 30, 2011 were $14,583,000 compared to $18,625,000 for the comparable prior year period, a decrease of $4,042,000 or 21.7%.  Net sales for the nine months ended September 30, 2011 were $43,135,000 compared to $36,713,000 for the comparable prior year period, an increase of $6,422,000 or 17.5%.  The decrease in comparable sales for the three months ended September 30, 2011 from the prior year three month period was primarily due to the filling in the reported 2010 periods of increased orders from certain customers to replenish inventory that had been depleted prior to our acquisition of the Porta Copper Products Division on May 19, 2010.   The sales growth for the nine months ended September 30, 2011 was primarily due to the sales from our Porta Copper Products Division acquired on May 19, 2010, sales from our F2O acquisition on March 11, 2011, and increased sales to existing customers.  Sales from the acquired Porta Copper Products Division and F2O accounted for 25% and 33% of total sales for the three and nine months period ending September 30, 2011, as compared to 40% and 26% of total sales for the three and nine month period ending September 30, 2010.

Gross profit for the three months ended September 30, 2011 was $4,618,000 compared to $4,720,000 for the comparable prior year period, a decrease of $102,000 or 2.2%. Gross profit margin increased from 25.3% in the 2010 three month period to 31.7% in the current year three month period. Gross profit for the nine months ended September 30, 2011 was $13,997,000 compared to $11,574,000 in the prior year period, an increase of $2,423,000 or 20.9%. Gross profit margin increased to 32.4% in the nine month period ended September 30, 2011 from 31.5% in the nine month period ended September 30, 2010.   The gross profit margin increase for the three months was primarily attributable to product mix due to a higher percentage in the prior year period of Porta Copper Products sales that have a historically lower gross profit than our other products.

Selling, general and administrative expenses for the three months ended September 30, 2011 were $2,638,000 compared to $2,788,000 for the comparable prior year period, a decrease of $150,000 or 5.4%.  This decrease was primarily attributable to the absence of transaction and integration costs of approximately $96,000 incurred during the three months ended September 30, 2010 in connection with the Porta Copper Products Division acquisition and a decrease of approximately $65,000 in commissions resulting from the decrease in sales.  Selling, general and administrative expenses for the nine months ended September 30, 2011 were $8,089,000 compared to $7,690,000 for the comparable prior year period, an increase of $399,000 or 5.2%.  The increase in expenses for the 2011 nine month period was due to the inclusion of sales commissions, increases in salaries and related benefits of the Porta Copper Products Division for the full nine month period in 2011 compared to an approximately 4½ month period from the May 18, 2010 date of acquisition to September 30, 2010, offset, in part, by the absence of acquisition and integration costs of approximately $840,000 incurred during the nine months ended September 30, 2010, in connection with the Porta Copper Products Division acquisition.

Research and development expenses for the three months ended September 30, 2011 were $629,000 compared to $624,000 for the comparable prior year period, an increase of $5,000 or 0.8%. Research and development expenses for the nine months ended September 30, 2011 were $1,919,000 compared to $1,496,000 for the comparable prior year period, an increase of $423,000 or 28.3%. This increase was primarily attributable to product development expenses resulting from redesigning and qualifying certain of the Porta Copper Products Division products and additional salaries and related benefits resulting from this acquisition.

The foreign currency transaction losses of $39,000 and $130,000 for the three months and nine months ended September 30, 2011, respectively, were primarily related to our Mexican subsidiary acquired as part of the Porta Copper Products Division acquisition.

We had interest expense of $16,000 and $30,000 in the three and nine months ended September 30, 2011, respectively and none in the prior year.  Interest expense was the result of borrowing $3,000,000 on our credit facility in April 2011 to support our higher levels of accounts receivable and inventories related to our acquired businesses.  All borrowings were repaid as of September 30, 2011.

We had no interest income in the three and nine months ended September 30, 2011 or in the three month period ended September 30, 2010.  Interest income was $9,000 in the nine months ended September 30, 2010 due to interest earned on a $7,000,000 certificate of deposit which we redeemed in May 2010 for use in funding our acquisition of the Porta Copper Products Division.

During the three months ended September 30, 2011 and 2010, we recorded a provision for income taxes of $452,000 and $511,000, respectively.  During the nine months ended September 30, 2011 and 2010, we recorded a provision for income taxes of $1,366,000 and $945,000, respectively.  Our income tax provision for each period consisted of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year.  That rate differs from the U.S. Federal statutory rate of 34% primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been recognized for financial statement purposes, a foreign tax rate differential and state taxes.

Impact of Inflation

Inflation has not had a significant effect on our operations during any of the reported periods.  We do not believe our business is affected by inflation to a greater extent than the general economy.

Our products contain a significant amount of plastic that is petroleum based. Additionally, we import most of our products from our principal contract manufacturer, located in China and Mexico, and fuel costs are, therefore, a significant component of transportation costs to obtain delivery of products.  Accordingly, the increases in petroleum prices have increased, and can to continue to increase the cost of our products.

Our products also contain a significant amount of certain precious and semi-precious metals, in particular copper, gold and steel.  Accordingly, increases in the cost of these metals are expected to increase the cost of our products.

Increased labor costs in China and Mexico, the countries in which our contract manufacturer produces products for us, could also increase the cost of our products.

We monitor the impact of inflation and attempt to adjust prices where market conditions permit, except that we may not increase prices under certain of our general supply agreements with our principal customers.

Liquidity and Capital Resources

As of September 30, 2011, we had $21,800,000 of working capital, which included $1,170,000 of cash and cash equivalents, and our current ratio was 3.6 to 1.  As of December 31, 2010, we had $18,204,000 of working capital, which included $1,635,000 of cash and cash equivalents, and our current ratio was 2.8 to 1.

During the nine months ended September 30, 2011, our cash flows from operations provided $1,406,000, primarily from net income, before non-cash expenses for depreciation and amortization, deferred income taxes and share-based compensation, of $5,715,000.  This was partially offset by a $1,563,000 increase in inventory to support our higher sales levels and the need to maintain additional inventory to accommodate anticipated customer orders and supplier lead-time requirements, a $2,176,000 decrease to accounts payable and accrued liabilities related to timing of vendor payments, and a $685,000 increase to accounts receivable due to timing of customer payments.

During the nine months ended September 30, 2010, our cash flows from operations used cash of $2,446,000, primarily due to a $6,491,000 increase in accounts receivable due to increased sales and a $3,037,000 increase in inventory to fulfill anticipated sales, offset, in part, by net income, before non-cash expenses for depreciation and amortization, deferred income taxes and share-based compensation, of $3,921,000 and an increase in accounts payable and accrued liabilities of $3,612,000.

Investing activities in the 2011 nine month period used cash of $1,911,000, primarily for the acquisition of F2O for $717,000, net of cash acquired, and for capital expenditures of $1,194,000 for tools, molds, dies and equipment used to manufacture new products.  In the comparable 2010 period $1,301,000 was used for capital expenditures and a net payment of $150,000 (after redeeming a $7,000,000 certificate of deposit) was made for the acquisition of the Copper Products Division.

Financing activities in the 2011 nine month period provided cash of $14,000, primarily from $52,000 of proceeds from stock option exercises, partially offset by $38,000 of restricted shares purchased from employees.  There was no cash provided by or used in financing activities in the first nine months of 2010.

In December 2010, we entered into a bank credit agreement (the “credit agreement”) which replaced a $5,000,000 facility that was expiring.  Under the credit agreement, which expires December 31, 2013, we are entitled to borrow from the bank up to $5,000,000 in the aggregate which is limited to a borrowing base which, in general, is equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1,500,000.

As of September 30, 2011, our borrowing base exceeded $5,000,000.  Loans under the credit agreement mature on December 31, 2013.  On April 12, 2011, we borrowed $3,000,000 under the credit agreement which was fully repaid prior to September 30, 2011.

Outstanding loans under the credit agreement bear interest, at our option, either at (a) the bank's prime rate, provided that the prime rate shall not be less than an adjusted one-month London Interbank Offered Rate (“LIBOR”) (as defined in the credit agreement), or (b) under a formula based on LIBOR plus 1.85% per annum. At September 30, 2011 the interest rate applicable to borrowings under the credit agreement was 2.07% per annum.  We also pay a commitment fee equal to 0.25% per annum on the average daily unused portion of the credit facility.

Our obligations under the credit agreement are collateralized by all of our accounts receivable and inventory, and are also guaranteed by one of our subsidiaries.

The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The credit agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $28,500,000, a ratio of net income before interest expense and income taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0. As of September 30, 2011, we were in compliance with all financial covenants in the amended agreement.

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

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments.  A summary of our most critical accounting policies can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for year ended December 31, 2010, as filed with the Securities Exchange Commission on March 31, 2011.  We regularly evaluate items which may impact our critical accounting estimates and judgments.  During the three months ended September 30, 2011, we did not change our critical accounting policies.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  The provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or (ii) in a two-statement approach, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The option in current GAAP that permits the presentation of other comprehensive income in the statement of stockholders’ equity has been eliminated. ASU 2011-05 is to be applied retrospectively and early adoption is permitted.  ASU 2011-05 is effective for the Company on January 1, 2012.  We have not yet determined which presentation method we will adopt.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”) related to goodwill impairment guidance. This ASU gives an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing all events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the performance of the two-step impairment test is unnecessary. The effective date is for fiscal years beginning after December 15, 2011. We will adopt the ASU on January 1, 2012.

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

•	our ability to attract and retain technologically qualified personnel; and
•	the availability of financing on satisfactory terms.

Relating to our Recent Acquisitions:
•	our ability to successfully complete the integration of our recently acquired businesses, including their products, sales forces and employees into our business;

•	our ability to retain the general supply agreements of the acquired Copper Products Division with two significant customers;
•	our ability to penetrate the markets and customers of the acquired products with our products, and to penetrate our existing markets with the recently acquired products;
•	our ability to execute our plans with our contract manufacturer to improve gross margins of the products of the acquired Copper Products Division;
•	the stability of the Pound Sterling and Mexican Peso relative to the U.S. dollar exchange rate.

We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report.

Item 3     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes in interest rates.  The interest payable under our credit facility, under which there were no borrowings outstanding as of September 30, 2011, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates. In recent years, the effects of movements in the market interest rates have been immaterial.

Our products contain a significant amount of plastic that is petroleum based, as well as certain precious and semi-precious metals, in particular copper, gold and steel.  We import most of our products from contract manufacturers, principally in China and Mexico.  Therefore, increased costs in either petroleum or these metals can increase the cost of our products.

Other than sales generated by our subsidiaries in England and Mexico, we require foreign sales to be paid in U.S. currency, and we are billed by our contract manufacturers in U.S. currency. However, assets, liabilities and revenues generated by our subsidiaries in England and Mexico are denominated in the Pound Sterling and Mexican Pesos, respectively, and, accordingly, fluctuations in the exchange rate of these currencies could have a material impact on our financial position and results of operations.  Additionally, since our contract manufacturer is based in China and Mexico, the cost of our products could be affected by changes in the valuation of the Chinese Yuan and Mexican Peso, respectively, and wage increases in these countries.

Historically, we have not purchased or entered into interest rate swaps or future, forward, option or other instruments designed to hedge against changes in interest rates, the price of materials used in the manufacturing of the products we sell, or the value of foreign currencies.

Item 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management, with the participation of our Interim President and Principal Executive Officer and our Vice President-Finance and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, these officers concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description

10(a)(1)	Letter Agreement, dated September 8, 2011, between the Company and Stacey L. Moran

10(a)(2)	Termination Severance Agreement, dated September 16, 2011, between the Company and Stacey L. Moran

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxanomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxanomy Extension Definition Linkbase Document

101.LAB	XBRL Taxanomy Extension Label Linkbase Document

101.PRE	XBRL Taxanomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TII NETWORK TECHNOLOGIES, INC.

Date: November 14, 2011	By:	/s/ Stacey L. Moran
Stacey L. Moran
Vice President-Finance, Treasurer and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10(a)(1)	Letter Agreement, dated September 8, 2011, between the Company and Stacey L. Moran

10(a)(2)	Termination Severance Agreement, dated September 16, 2011, between the Company and Stacey L. Moran

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxanomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxanomy Extension Definition Linkbase Document

101.LAB	XBRL Taxanomy Extension Label Linkbase Document

101.PRE	XBRL Taxanomy Extension Presentation Linkbase Document