Form 10-K
period 2011-12-31
TII NETWORK TECHNOLOGIES, INC.
filed 2012-03-30
CIK 277928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington. D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity of the registrant outstanding as of June 30, 2011, the last business day of the registrant’s most recently completed second quarter, held by non-affiliates of the registrant was approximately $32,800,000. While such market value excludes the market value of shares that may be deemed beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

The number of shares of the Common Stock of the registrant outstanding as of March 30, 2012 was 14,864,615.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		PAGE
PART I
Item 1	Business	5

Item 1A	Risk Factors	12

Item 1B	Unresolved Staff Comments	17

Item 2	Properties	17

Item 3	Legal Proceedings	17

Item 4	Mine Safety Disclosures	17

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18

Item 6	Selected Financial Data	18

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 7A	Quantitative and Qualitative Disclosures About Market Risks	27

Item 8	Financial Statements and Supplementary Data	28

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53

Item 9A	Controls and Procedures	53

Item 9B	Other Information	53

PART III
Item 10	Directors, Executive Officers and Corporate Governance	*

Item 11	Executive Compensation	*

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*

Item 13	Certain Relationships and Related Transactions, and Director Independence	*

Item 14	Principal Accounting Fees and Services	*

PART IV
Item 15	Exhibits and Financial Statement Schedules	54

* The information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K is incorporated herein by reference to the information called for by those items which will be contained in our Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to our 2012 Annual Meeting of Stockholders. Notwithstanding the foregoing, information appearing in the section “Audit Committee Report” in our Proxy Statement shall not be deemed to be incorporated by reference in this Report.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as "may," "should," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of several factors, including, but not limited to, those factors discussed below and elsewhere in this document. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report. Among those factors are:

•	exposure to increases in the cost of our products, including increases in the cost of our petroleum-based plastic products and precious metals (see “Business – Manufacturing” and “Business – Raw Materials”);
•	general economic and business conditions, especially as they pertain to the telecommunications industry;
•	potential changes in customers’ spending and purchasing policies and practices, which are affected by customers’ internal budgetary allotments that have been, and may continue to be, impacted by the current economic climate (see “Business – Marketing and Sales”);
•	pressures from customers to reduce pricing without achieving a commensurate reduction in costs (see “Business – Marketing and Sales” and “Business – Manufacturing”);
•	our ability to market and sell products to new markets beyond our principal copper-based telephone operating company (“Telco”) market (see “Business – Marketing and Sales”) which has been declining over the last several years due principally to the impact of alternate technologies (see “Business – Competition”);
•	our ability to timely develop products and adapt our products to address technological changes, including changes in our principal market (see “Business – Products” and “Business – Product Development”);
•	the ability of our contract manufacturer to obtain raw materials and components used in manufacturing our products (see “Business – Raw Materials”);
•	competition in our principal market and new markets into which we have been seeking to expand (see “Business – Competition”);
•	our dependence on, and ability to retain, our “as-ordered” general supply agreements with certain of our principal customers, our ability to receive orders under such general supply agreements and our ability to win new contracts (see “Business – Marketing and Sales”);
•	our dependence on third parties for certain product development (see “Business – Product Development”);
•	our dependence on our contract manufacturer for most of the production of our products and for obtaining the components needed for the production of our products (see “Business-Manufacturing”);
•	the potential effects of our contract manufacturer producing most of our products in China and Mexico, including that on-time delivery could be interrupted as a result of third party labor disputes, political factors or shipping disruptions, quality control and exposure to changes in costs, including wages, and changes in the valuation of the Chinese Yuan and Mexican Peso; (see “Business – Manufacturing”);
•	weather and similar conditions, including the effect of typhoons or hurricanes on our contract manufacturer’s facilities in China and Mexico, which can disrupt production (see “Business – Manufacturing” and “Business – Seasonality”);
•	the effect of hurricanes in the United States which can affect the demand for our products and the effect of harsh winter conditions in the United States which can temporarily disrupt the installation of certain of our products by Telcos; (see “Business – Manufacturing” and “Business – Seasonality”);
•	our ability to attract and retain technologically qualified personnel (see “Business – Product Development”);

•	the availability of financing on satisfactory terms (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Relating to our Recent Acquisitions:

•	our ability to successfully complete the integration of our recently acquired businesses, including their products, sales forces and employees into our business;
•	our ability to penetrate the markets and customers of the acquired products with our products, and to penetrate our existing markets with the recently acquired products;
•	our ability to execute our plans with our contract manufacturer to improve gross margins of the products of the acquired Copper Products Division;
•	the stability of the Pound Sterling and Mexican Peso relative to the U.S. dollar exchange rate (see “Business – International Markets” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risks:”).

We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report.

Part I

ITEM 1.	BUSINESS

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

Our corporate headquarters are located in a building that we own at 141 Rodeo Drive, Edgewood, New York.

Acquisitions

On May 19, 2010, we acquired all of the assets, exclusive of cash, and assumed certain operating liabilities, primarily accounts payable and accrued expenses, of the Copper Products Division of Porta Systems Corp. (the “Porta Copper Products Division”) for cash of $8,150,000, plus subsequent purchase price adjustments totaling $99,000, for a total purchase price of $8,249,000. The Porta Copper Products Division was comprised of two wholly owned subsidiaries, one in England and the other in Mexico, as well as domestic assets and liabilities exclusively related to copper telecommunications products. Concurrent with this acquisition, we sold the acquired Mexican subsidiary, exclusive of customer contracts and certain machinery and equipment which we retained, to our contract manufacturer, which is now operating this manufacturing facility, for $1,000,000, subject to a subsequent working capital reduction. As discussed further in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview – Impairment of Goodwill,” an impairment charge to write-off all of the goodwill associated with this acquisition was recorded during the fourth quarter of 2011.

On March 11, 2011, we acquired 100% of the capital stock of Frederick Fiber Optics (“F2O”) for an initial cash payment made from cash on hand and incentive payments to be made based on the achievement of certain performance objectives for 2011 and 2012. The performance criteria were achieved in 2011. F2O was renamed Tii Fiber Optics, Inc. (“Tii Fiber”), and is headquartered in Frederick, Maryland, manufacturing a wide variety of high performance fiber optic cable assemblies, wall and rack mounted fiber distribution panels, and miscellaneous fiber accessories and services.

Our financial statements include the activity of the Porta Copper Products Division since May 20, 2010 and the activity of Tii Fiber since March 12, 2011.

Products

Network Interface Devices (“NID”), Building Entrance Terminals (“BET”) and Accessories

Telco NIDs and BETs house the demarcation point between the public switched telephone network (PSTN) provider and the customer’s network. They contain primary protectors that meet or exceed National Electric Code requirements for incoming communications lines, as well as customer demarcation, customer termination ports, and various electronic circuits. Building Entrance Terminals (“BETs”) are used in larger line pair environments such as condos, apartments, and office buildings.

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

Digital Subscriber Line Technology: In many instances Telcos have been utilizing their existing infrastructure of copper access wires to deliver broadband services with DSL technology. We have developed an extensive line of DSL electronic products for this market, including a line of xDSL POTS (Plain Old Telephone Service) Splitters. These splitters isolate the voice and data signals on a Telco line to provide separate outputs for phone and data services which enable DSL services. Modules are available in several NID configurations, as well as several indoor units. Our products also allow DSL signals to coexist with door entry/intercom systems and monitored alarm systems.

Intelligent NID: Our outdoor intelligent residential gateway OutriggerTM, sometimes referred to as an “iNID,” facilitates the delivery of Triple-Play bundled services – digital telephone, television and Internet data by telephone or cable service providers. Our current configuration accomplishes this by embedding the Home Phone Network Alliance (“HPNA”) technology for delivering Internet Protocol (“IP”) technologies to customers over a home’s existing cable TV (COAX) or telephone wiring, eliminating the need to run new dedicated CAT5 Ethernet cabling to provide Triple-Play services. Our expertise in this area has enabled us to sell key component parts to companies delivering similar products.

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

Connector Block and Terminal Block Products: These products connect large numbers of copper interconnects with or without protection, typically utilizing tool-less punch down IDC technology or wire wrapping. The products are used by telephone and data equipment companies to connect copper lines, most commonly in a Telco Central Office or in a field distribution cabinet.

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

Fiber Optic Products

Fiber optic products include both active and passive solutions to aid service providers (Telco, MSO and other providers) in their deployment of Fiber To The Home (“FTTH”) and Fiber to the Node (“FTTN”) networks. These deployments typically utilize an Optical Network Terminal (“ONT”) to convert light pulses from a fiber optic line into electrical pulses. Other fiber optic products are sold by us for use in commercial or business fiber deployments, data centers, and Central Office applications for wireline and wireless service providers. We have expanded our fiber optic product offerings as a result of our acquisition of F2O completed in March 2011. The following discussion of our fiber optics products includes these new products.

Wall Mount Enclosures: Wall mount fiber enclosures are typically installed inside a building and serve to transition from outdoor to indoor fiber using a fusion splice. They store slack of both the indoor and outdoor fibers, constrain and protect the fusion splices, and provide a connectorized demarcation point for indoor patching and testing using a handheld meter to verify signal integrity. This family of products is designed to accommodate up to 144 fibers, and is available with a wide variety of adapter plates, splice trays, and custom fiber cable assemblies.

Rack Mount Enclosures: Rack mount fiber enclosures perform essentially the same function as wall mount enclosures for customers who prefer to use equipment racks. This family of products is designed to accommodate up to 864 fibers, and is available with a wide variety of adapter plates, splice trays, and custom fiber cable assemblies.

Outside Plant (“OSP”) Fiber Enclosures: These products consist of a thermoplastic box located on the outside of a customer’s premise or MDU, for use in FTTH and FTTN deployments. These enclosures are used by service providers to protect fiber splices made in the field, provide a demarcation/fiber test port for verifying signal integrity, and to allow transition from outdoor rated fiber to indoor rated fiber. They are designed to comply with rigorous industry environmental and electrical performance standards and several products are available for up to 12 fibers.

Cable Assemblies: These products consist of custom fiber cable assemblies and standard length fiber patch cords. Custom fiber cables are built using virtually any fiber type, length, and connector type such as SC, FC, LC, ST, MTP/MPO and more exotic types. These custom assemblies are typically of high quality and performance, and are built to order with a lead time of 2 days to 2 weeks. Standard length fiber patch cords of various lengths and connector types are also available.

Miscellaneous Fiber Accessories: These products consist of various custom assemblies containing fiber optic components such as optical couplers, splitters, attenuators. Fiber cleaning supplies, test equipment, and field services are also offered.

ONT Installation Accessories: We provide various connectivity modules that are typically utilized inside ONT’s and active electronic devices to enable the fiber delivered telephone service to coexist with Gate Entry and Door Entry Intercom systems. We also provide a grounding and overvoltage protection device used in the deployment of ONTs by service providers.

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

Protector Modules: Protector Modules are used to protect equipment and personnel from electrical surges in Central Office applications, BETs, remote distribution cabinets, and FTTN DSL pedestals. The product line consists of industry standard 1 and 5 pin protector modules, with one module used for each copper twisted pair that requires protection. The protector modules utilize various technologies including Gas Discharge Tube, solid state, and optionally include current limiting devices, such as heat coils and positive temperature coefficient resistors.

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

Our research and development (“R&D”) strategy includes developing products internally, as well as with contract engineers, technology partners and our contract manufacturer. Our R&D engineers work closely with our contract manufacturer during the design and development phase of all products.

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

For the years ended December 31, 2011, 2010 and 2009, R&D expense was $2,584,000, $2,239,000 and $1,590,000, respectively. The largest portion of our development efforts is focused on new products for the growth segments of the telecommunications markets, primarily broadband and fiber deployment.

Marketing and Sales

We market and sell our products to the providers of communications services through a combination of our own sales employees and manufacturers’ representatives. Products are distributed either directly or through national and regional distributors. Sales to OEM customers are direct or through distributors.

The following is certain information concerning customers that accounted for 10% or more of our consolidated net sales during the periods presented below. With our acquisition of the Porta Copper Products Division in May 2010, we added significant customers to our customer base. As a result, while we are dependent upon the customers in the table below in the aggregate, and the loss of or disruption of shipments to any of those customers could have a material adverse effect on our results of operations and financial condition, we are not substantially dependent upon any single customer.

	Years ended December 31,
	2011	2010	2009
Customer A	14%	18%	34%
Customer B	16%	19%	*
Customer C	20%	14%	14%
Customer D	*	*	11%

                          * Amounts are less than 10%

Telco customers represented approximately 98%, 94% and 89% of our net sales for the years ended December 31, 2011, 2010 and 2009, respectively.

Sales of our products to certain of our principal customers are generally through “as-ordered” general supply agreements. General supply agreements do not require Telcos to purchase specific quantities of products and can be terminated for various reasons, including without cause by either party, or extended by mutual written agreement. Prices, warranties, benefits, terms and conditions granted to customers under these general supply agreements are fixed, and generally must be at least as favorable as those granted by Tii to other commercial customers under like or similar circumstances. Purchases of our products are generally based on individual customer purchase orders for delivery from inventory or within thirty days. We, therefore, have no material firm backlog of orders but must carry sufficient inventory to meet anticipated needs of our customers.

We believe that our products offer superior, cost-effective performance, features and characteristics, including high reliability, long life cycles, ease of installation and optimum protection against adverse environmental conditions. We believe that this, together with responsive customer service, reduces the risks inherent in “as-ordered” contracts. We further believe that our superior products and customer care, attributes which have attracted and maintained our Telco business, will enhance our ability to expand into other target markets. The Porta Copper Products Division acquisition provided products and sales channels for the Central Office, OSP and Customer Premise markets, markets in which we historically have had a relatively small presence. These products include building entrance terminals, cable assemblies and surge protection modules. With the acquisition of Tii Fiber, we significantly expanded our fiber optic product offering while leveraging our existing and well established sales channels to our customers.

International Markets

Over the past several years, we had been seeking to expand sales of our products into international markets. Historically, sales into foreign markets have been made primarily to Canada, in addition to countries in the Caribbean, South and Central America, the Pacific Rim and other parts of Europe. With the acquisition of the Porta Copper Products Division, we added significant Telcos in both England and Mexico to our customer base. Our international sales were approximately $19.7 million (35% of sales), $23.2 million (43% of sales) and $5.1 million (19% of sales) for the years ended December 31, 2011, 2010 and 2009, respectively. Excluding sales to our customer in England, which are denominated in Pound Sterling, and sales to our customers in Mexico, which are billed in U.S. dollars and paid in Mexican Pesos, we require foreign sales to be paid for in U.S. currency. International sales are affected by such factors as the North American Free Trade Agreement (“NAFTA”) and Central American Free Trade Agreement (“CAFTA”) requirements, exchange rates, changes in protective tariffs and foreign government import controls. We believe international markets continue to offer additional opportunities for our products and we continue to actively pursue these markets.

Manufacturing

We operate a quick-response, low volume manufacturing operation from our headquarters in Edgewood, New York.  All high volume production is outsourced to, and produced by, our contract manufacturer from its facilities in China and Mexico. This contract manufacturer utilizes, in most cases, our equipment and processes.  We depend on our contract manufacturer to produce the majority of our products for sale to our customers. There is a strict non-disclosure agreement in place with our contract manufacturer.  The reliance on our contract manufacturer increases our risk of excess inventory as it may increase our lead times and certain purchases require minimum orders which may exceed forecasted demand.

All product manufactured in foreign locations is approved by Tii prior to leaving the country of origin using Acceptable Quality Level (“AQL”) sampling procedures and on site auditing by Tii quality personnel located in local Quality Assurance laboratories. These laboratories hold the same TL9000 certificate as Tii headquarters in New York and report directly to Tii’s Vice President Quality Assurance. Our contract manufacturer is an independent U.S. based corporation with wholly owned subsidiaries located in China and Mexico and registered to either ISO9000 or TL9000 quality standards.

Concurrent with the Porta Copper Products Division acquisition in May 2010, we sold the acquired Mexican subsidiary, exclusive of customer contracts and certain machinery and equipment which we retained, to our contract manufacturer, which is now operating this manufacturing facility and supplying us product from this facility.

We terminated our agreement with another contract manufacturer in Malaysia, which produced most of our proprietary gas tubes, effective December 20, 2010, with the sourcing of these products being transitioned to our now sole contract manufacturer’s facility in China.

Raw Materials

The primary components of our products are stamped, drawn and formed parts made out of a variety of commonly available metals, ceramics and plastics. The manufacturer of our overvoltage surge protectors and station electronic products uses commonly available components, printed circuit boards and standard electrical components, such as resistors, diodes and capacitors. All orders with suppliers of the components utilized in the manufacture of our products are scheduled for delivery within a year. Our products contain a significant amount of plastic that is manufactured out of petroleum, brass and other alloys that contain copper and steel.

Competition

We face significant competition across all of our markets and product lines.  Our principal competitors within the Telco market are Corning Cable Systems LLC, Bourns Inc., and Tyco Electronics Corp, which is also our customer.  Our principal competition within the MSO market is Tyco Electronics Corp and Channell Commercial Corporation. This competition subjects our products to significant risk of obsolescence due to changing market demands and the introduction of new products by our competitors or us.

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

We believe that these factors, together with our high quality products and service, our contract manufacturer’s low cost production capabilities, our engineering resources and our overvoltage surge protection technology, enable us to maintain our competitive position.

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

Employees

As of March 26, 2012, we had approximately 78 full-time employees. We have not experienced any work stoppage as a result of labor difficulties and believe we have satisfactory employee relations. We are not a party to any collective bargaining agreements.

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

The global economic environment since 2008 has resulted in reduced credit lending by banks, solvency concerns of major financial institutions and others, high unemployment levels and significant declines and volatility in the global financial markets. The credit crisis caused our customers to reduce inventories since 2008, which resulted in reduced purchases from suppliers such as us, and certain customers continue to aggressively seek pricing concessions. These factors have a negative impact on the level of consumer spending. Certain of the products offered by our customers - service providers in the communications industry - are dependent on consumer spending which, in turn, impacts the demand of the service providers for our products. These actions have impacted, and a continuance of these factors in the future could further impact, our sales and profit margins.

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

Our success will depend, in large measure, upon our ability to timely identify, develop and market new products at competitive prices, that address our customers' and the marketplace’s needs for additional functionality and new technologies. In this regard, we have been developing various fiber products, VoIP products, new station electronic and other products for Telcos, MSOs and home networking products for consumers. See Item 1, “Business – Products.” The development of new products is subject to a variety of risks, including:

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

A relatively small number of customers collectively account for a significant amount of our revenue. Our three largest customers accounted for approximately 50%, 51% and 59% of our revenue in 2011, 2010 and 2009, respectively. Other customers have, from time to time, accounted for more than 10% of our revenues in a year. See Item 1, “Business – Marketing and Sales.” We expect that, at least in the near term, we will continue to rely on our success in selling our existing and future products to these customers in significant quantities. There can be no assurance that we will be able to retain our largest customers or that we will be able to obtain additional customers or replace key customers we may lose or who may reduce their purchases from us. The loss of one or more of these customers, or a substantial diminution in orders received from these customers, could have a material adverse effect on us.

Our key customers typically have the ability to cancel or modify their commitments to us.

In most instances, our sales are made under open purchase orders received from time to time from our customers under general supply contracts which cover one or more of our products. Some of those contracts permit the customer to terminate the contract due to our inability to deliver a product that meets the specifications on time or, in certain cases, at any time upon notice.

In addition, although most of our general supply contracts contain terms such as the purchase price, they do not establish minimum purchase commitments. These contracts also contain other terms favorable to these customers that could adversely impact our future results of operations.

We are dependent upon our contract manufacturer for high volume production, obtaining product components and aiding in our product development.

We are dependent on our sole contact manufacturer for its low cost production facilities in China and Mexico to manufacture those of our products that require high volume production and to procure the components needed for their production. In addition, our in-house engineers use the engineering resources of the contract manufacturer to design and develop new products. Our use of a contract manufacturer for those products, coupled with the requirement of our customers for the delivery of products from inventory or within thirty days, requires us to place orders with sufficient lead time and often in minimum quantities which may exceed actual demand, which increases our risk of carrying excess inventories. The loss of this contract manufacturer without a seamless transition to one or more other contract manufacturers could adversely affect our ability to service our customers and, as a result, our ongoing relationships with our customers.

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

Our contract manufacturer procures the components necessary to produce products for us. Generally there do not exist any long-term supply contracts. The reliance on our contract manufacturer increases our risk of excess inventory as it may increase our lead times and certain purchases require minimum orders which may exceed forecasted demand. Although we believe that substantially all components and supplies used will continue to be available in adequate quantities at competitive prices, we cannot assure you that we will not experience the absence of components or supplies, delays in obtaining their delivery or increases in prices in the future.

We are subject to foreign currency exchange rate fluctuations.

Our acquisition of the Porta Copper Products Division has increased our exposure to currency exchange rate fluctuations because a larger portion of our revenues, a portion of our expenses and certain assets and liabilities are translated into U.S. dollars for financial reporting purposes. In addition, our contract manufacturer operates facilities in China and Mexico. Accordingly, a reduction in the value of non-U.S. dollar currencies, principally the Pound Sterling, Chinese Yuan and Mexican Peso relative to the U.S. dollar, or changes in the relative value of currencies that we use for transactions, could have a material adverse effect on our financial condition and results of operations. We may seek to mitigate our exposure to currency exchange rate fluctuations through currency hedging and other means, but our efforts may not be successful.

Our credit facility imposes restrictions on certain aspects of our business and our ability to obtain additional financing which may affect our ability to grow.

We currently have a credit facility in the amount of $5,000,000. The revolving credit facility is limited by a borrowing base, in general, equal to 80% of eligible accounts receivable, plus the lesser of 30% of eligible inventory, after certain reserves, or $1,500,000. At December 31, 2011, our borrowing base was $4,703,000. There was no balance outstanding under this facility as of December 31, 2011, although there were outstanding borrowings of $3,000,000 under this credit facility from April 2011 until September 2011. The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit the payment of dividends and limit our ability to repurchase our stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. As a result of the loss we sustained in the fourth quarter of 2011, we were not in compliance with the interest coverage financial covenant under the credit facility at December 31, 2011, and received a covenant compliance waiver from the bank.

If we fail to comply with the covenants in our credit agreement, our bank lender may prohibit us from making future borrowings and may declare any borrowings outstanding at the time to become due and payable immediately. As of December 31, 2011, we were not in compliance with all our financial covenants in the credit agreement and received a covenant compliance waiver from the bank.

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

See our report on internal control over financial reporting in Item 9A, “Controls and Procedures.”

A failure by us to maintain an effective system of internal controls in the future could have an adverse effect on our operating results, stock price and ability to raise financing.

We cannot be certain that the measures we have taken with respect to our internal control over financial reporting will ensure that we will maintain adequate controls over our financial processes and reporting in the future. We have in the past discovered, and may in the future discover, areas of our internal controls that require improvement. A failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Disclosures of material weaknesses could reduce the market’s confidence in our financial statements and harm our stock price and our ability to borrow and raise capital.

Risks Relating To Recent Acquisitions

The success of the acquisitions of the Porta Copper Products Division and F2O will depend on our solidifying relationships with their pre-existing customers.

The success of the acquisitions of the Porta Copper Products Division and F2O will be dependent on our ability to maintain and renew relationships with the pre-existing customers of both the Porta Copper Products Division and Tii Fiber. There can be no assurance that we will be able to maintain pre-existing customer contracts and other business relationships, or enter into or maintain new customer contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important customer relationships could have a material adverse effect on our business, financial condition and results of operations. During 2011, sales to our customers in Mexico decreased 56% compared to 2010. In December 2011 we hired an experienced salesperson to oversee the relationships, although there can be no assurance that sales will be impacted favorably.

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

The market price of our common stock has been at times, and may in the future be, subject to wide fluctuations. See Item 5, "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities." Factors that may adversely affect the market price of our common stock include, among other things:

•	quarter to quarter variations in operating results;
•	the occurrence of events that affect or could affect our operating results;
•	significant write-offs or write-downs of our goodwill, identifiable intangible assets, receivables, inventories or other assets;
•	changes in earnings estimates by analysts;
•	announcements regarding technological innovations or new products by us or others and the degree of success of those innovations and new products;
•	announcements of gains or losses of significant customers or contracts;
•	prospects in the telecommunications industry;
•	changes in the regulatory environment;
•	market conditions; and
•	the sale or attempted sale of large amounts of our common stock into the public markets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own an approximately 25,000 square foot building located in Edgewood, New York, which houses our principal research and development activities, sales and marketing and administrative and executive offices. We moved into this facility in June 2007.

We lease an approximately 9,000 square foot building located in Frederick, Maryland, which houses our sales support staff and warehouse for our Tii Fiber subsidiary. This lease expires in June 2016.

We lease an approximately 6,000 square foot building located in Daventry, England, which houses our sales support staff and warehouse for our customers in England. This lease expires in September 2017.

We lease approximately 3,000 square feet of space in Brownsville, Texas on a month to month basis. This facility encompasses a warehouse and a receiving and shipping point for products coming from our contract manufacturer in Mexico.

We lease an approximately 1,100 square foot quality assurance laboratory in Dongguan, China under a lease that expires in March 2013.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Capital Market under the symbol "TIII." The following table sets forth, for each calendar quarter since January 1, 2010, the high and low sales prices of our common stock on that market:

	High	Low
Year ended December 31, 2011
First Quarter	$3.93	$2.83
Second Quarter	3.07	2.21
Third Quarter	2.78	1.84
Fourth Quarter	1.99	1.32

Year ended December 31, 2010
First Quarter	$1.45	$1.20
Second Quarter	1.74	1.29
Third Quarter	1.67	1.23
Fourth Quarter	3.02	1.20

On March 23, 2012, we had approximately 237 holders of record of our common stock.

To date, we have paid no cash dividends. For the foreseeable future, we intend to retain all earnings generated from operations for use in our business. Additionally, our bank credit agreement prohibits the payment of cash dividends.

During 2011, we did not sell any securities that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the fourth quarter of 2011, we cancelled the following number of shares of our common stock, representing in market value the minimum statutory withholding requirements that we paid in cash to the appropriate taxing authorities on behalf of certain employees, in lieu of issuing all of the employees’ vested restricted stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of shares Purchased as Part of Publicly Announced Plans

December 2011	21,663	$1.44	-

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” and the notes thereto included elsewhere in this Report. Historical operating results are not necessarily indicative of results that may occur in future periods. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Forward-Looking Statements” preceding Item 1, in Item 1A, “Risk Factors,” and elsewhere in this Report. We undertake no obligation to update any forward-looking statement to reflect future events.

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

Sales to the Company’s customers are generally through “as ordered” general supply agreements. General supply agreements do not require customers to purchase specific quantities of product and can be terminated for various reasons at any time. We forecast inventory requirements based on historical trends and discussions with our customers. As previously reported, a general supply contract under which most of our sales to a large international customer are ordered was put out to bid. We were awarded that contract in 2012 and it was renewed with us on terms that are relatively consistent with the prior contract.

Recent Acquisitions

On March 11, 2011, we acquired 100% of the capital stock of F2O, renamed Tii Fiber, for an initial cash payment of $750,000 from available cash on hand, and two contingent cash payments of $125,000 each to be made based on the achievement of certain performance criteria in 2011 and 2012. The fair value of the contingent consideration has been included in the overall purchase price of F2O based on the assessment that the achievement of these targets is highly probable. The performance criteria were achieved for 2011. Tii Fiber, headquartered in Frederick, Maryland, manufactures a wide variety of high performance fiber optic cable assemblies, wall and rack mounted fiber distribution panels, and miscellaneous fiber accessories and services. This acquisition was made in order to expand our fiber optics product offerings.

On May 19, 2010, we acquired all of the assets, exclusive of cash, and assumed certain operating liabilities, primarily accounts payable and accrued expenses, of the Copper Products Division of Porta Systems Corp. (the “Porta Copper Products Division”) for cash of $8,150,000, subject to purchase price adjustments. The Porta Copper Products Division was comprised of two wholly owned subsidiaries, one in England and the other in Mexico, as well as domestic assets and liabilities exclusively related to copper telecommunications products. Concurrent with this acquisition, we sold for $1,000,000 the acquired Mexican subsidiary, exclusive of customer contracts and certain machinery and equipment which we retained, to our principal contract manufacturer, which is now operating this manufacturing facility. We paid the net purchase price of $7,249,000, plus $99,000 of acquisition costs, predominately from the proceeds of the redemption of our $7,000,000 certificate of deposit.

Impairment of Goodwill

During the fourth quarter of 2011, our stock price significantly decreased and it became evident that the reduction in operating income of certain portions of the Tii reporting unit would remain at lower levels due to economic conditions in the industry and buying patterns of certain customers. These were triggering events which caused us to perform a goodwill impairment test as of December 31, 2011. Upon completion of our goodwill impairment test, we recorded a goodwill impairment charge of $4,101,000 for the Tii reporting unit, which was all the goodwill related to the Porta Copper Products Division acquisition. We concluded that there was no impairment of the goodwill related to the Tii Fiber reporting unit.

Our financial statements include, and the following discussion and analysis reflects, the activities of the Porta Copper Products Division from its May 19, 2010 date of acquisition and F2O from its March 11, 2011 date of acquisition.

Results of Operations

The following tables set forth certain operating information in thousands of dollars and as a percentage of net sales for the periods indicated (except “Income tax provision,” which is stated as a percentage of “Income before income taxes”), as well as the dollar increase or decrease between periods and the percentage of the dollar increase or decrease:

	Years ended December 31,
	2011		2010		Dollar	Percent
	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)	Increase (Decrease)
Net sales	$56,258	100.0%	$54,498	100.0%	$1,760	3.2%
Cost of sales	41,458	73.7%	38,458	70.6%	3,000	7.8%
Gross profit	14,800	26.3%	16,040	29.4%	(1,240)	-7.7%

Operating expenses:
Selling, general and administrative	11,846	21.1%	10,264	18.8%	1,582	15.4%
Research and development	2,584	4.6%	2,239	4.1%	345	15.4%
Impairment of goodwill	4,101	7.3%	-	0.0%	4,101	100.0%
Total operating expenses	18,531	32.9%	12,503	22.9%	6,028	48.2%

Operating (loss) income	(3,731)	-6.6%	3,537	6.5%	(7,268)	-205.5%

Foreign currency transaction (loss) gain	(218)	-0.4%	48	0.1%	(266)	-554.2%
Interest income	-	0.0%	10	0.0%	(10)	-100.0%
Interest expense	(29)	-0.1%	-	0.0%	(29)	-100.0%

(Loss) income before income taxes	(3,978)	-7.1%	3,595	6.6%	(7,573)	-210.7%
Income tax (benefit) provision	(845)	21.2%	1,365	38.0%	(2,210)	-161.9%

Net (loss) income	$(3,133)	-5.6%	$2,230	4.1%	$(5,363)	-240.5%

	Years ended December 31,
	2010		2009		Dollar	Percent
	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)	Increase (Decrease)
Net sales	$54,498	100.0%	$27,437	100.0%	$27,061	98.6%
Cost of sales	38,458	70.6%	18,193	66.3%	20,265	111.4%
Gross profit	16,040	29.4%	9,244	33.7%	6,796	73.5%

Operating expenses:
Selling, general and administrative	10,264	18.8%	7,157	26.1%	3,107	43.4%
Research and development	2,239	4.1%	1,590	5.8%	649	40.8%
Total operating expenses	12,503	22.9%	8,747	31.9%	3,756	42.9%

Operating income	3,537	6.5%	497	1.8%	3,040	611.7%

Foreign currency transaction gain	48	0.1%	-	0.0%	48	*
Interest income	10	0.0%	15	0.1%	(5)	-33.3%
Interest expense	-	0.0%	(5)	0.0%	(5)	100.0%

Income before income taxes	3,595	6.6%	507	1.8%	3,088	609.1%
Income tax provision	1,365	38.0%	434	85.6%	931	214.5%

Net income	$2,230	4.1%	$73	0.3%	$2,157	*

* Percentage increase was in excess of 1,000% for these items.

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Net sales in 2011 were $56,258,000 compared to $54,498,000 in 2010, an increase of $1,760,000 or 3%. The sales growth was primarily due to the inclusion of sales of our F2O acquisition since its March 11, 2011 date of acquisition, and increased sales to existing customers of $3,472,000, partially offset by a decrease in sales of our Porta Copper Products Division of $1,713,000. We do not expect sales in 2012 to Porta Copper Products Division customers to return to the same levels as 2010. Sales from Tii Fiber and Porta Copper Products Division accounted for 4% and 29% of total sales for the year ended December 31, 2011, as compared to 0% and 33% of total sales for year ended December 31, 2010.

Gross profit was $14,800,000 in 2011 compared to $16,040,000 in 2010, a decrease of $1,240,000 or 8%, while our gross profit margin was 26.3% in 2011 compared to 29.4% in 2010. The decreases are primarily due to inventory write-offs of $2,548,000 recorded in 2011 due to a number of factors, including (i) increased technological obsolescence, (ii) changes in forecasted demand, (iii) customers ceasing orders for certain products and (iv) excess inventory related to decreased sales of Porta Copper Products Division’s products which were manufactured in anticipation of continued demand experienced post acquisition which was not sustained in the latter part of 2011. In addition, in the fourth quarter of 2011, we incurred accelerated depreciation charges for manufacturing fixed assets taken out of service of $849,000.

Selling, general and administrative expenses were $11,846,000 in 2011 compared to $10,264,000 in 2010, an increase of $1,582,000 or 15%. The increase was primarily attributable to expenses related to the newly acquired Tii Fiber operations of $657,000, accrued severance expense related to the departure of our former CEO of $527,000, an increase in legal expenses of $144,000, amortization expense related to the intangible assets related to the F2O acquisition of $53,000 and increased expenses associated with a full year of operations of the Porta Copper Products Division.

In 2011, impairment of goodwill was $4,101,000 based on our analysis that indicated all of the goodwill relating to the Porta Copper Products Division was impaired. See “Critical Account Policies, Estimates and Judgments,” below. There was no impairment of goodwill in 2010.

Research and development expenses were $2,584,000 in 2011 compared to $2,239,000 in 2010, an increase of $345,000 or 15%. The increase was primarily attributable to salaries and related benefits resulting from the inclusion of these costs of the Porta Copper Products Division for a full year in 2011 compared to approximately 7-1/2 months in 2010, and product development expenses resulting from redesigning and qualifying certain new products. The largest portion of our development efforts is focused on new products for the growth segments of the telecommunication markets, primarily broadband and fiber deployment.

The foreign currency transaction loss of $218,000 in 2011 was related to our subsidiaries in Mexico and England. The foreign currency transaction gain of $48,000 in 2010 was related to our subsidiary in England acquired as part of the Porta Copper Products Division acquisition.

There was no interest income in 2011 as compared to $10,000 in 2010. The reduction was due to the redemption of our $7,000,000 certificate of deposit in May 2010 for use in funding our acquisition of the Porta Copper Products Division.

Interest expense was $29,000 in 2011 as compared to zero in 2010. We borrowed $3,000,000 under our credit facility in April 2011 that was fully repaid in September 2011.

We recorded a benefit from income taxes of $845,000 in 2011 compared to a provision of $1,365,000 in 2010. In 2011 our benefit was less than, and in 2010 our rate exceeded, the 34.0% U.S. Federal statutory rate primarily due to certain share-based compensation expense recorded for financial reporting purposes that is not deductible for income tax purposes and the effect of state and local income taxes. Additionally, in 2011, the tax benefit was decreased by $209,000 for the non-deductible portion of the impairment of goodwill. In both 2011 and 2010, these items were partially offset by income from our U.K. subsidiary which was taxed at a lower rate. Neither the benefit for taxes in 2011 nor the provision in 2010 represents the actual cash tax receivable or payable by us for the year. Actual U.S. Federal income taxes owed for 2011 and 2010 were $94,000 and $38,000, respectively, due to our utilization of net operating loss carryforwards.

As of December 31, 2011, we had available U.S. Federal and U.K. net operating loss carryforwards of approximately $17,766,000 and $1,166,000, respectively. We have U.S. Federal tax credits of approximately $411,000 to offset taxable income in the future.

Net loss in 2011 was $3,133,000 or ($0.23) per diluted share, compared to net income of $2,230,000 or $0.16 per diluted share in 2010. Net income amounts include income tax benefit of $845,000 ($0.06 per diluted share) in 2011 and an income tax provision of $1,365,000 ($0.10 per diluted share) in 2010.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Net sales in 2010 were $54,498,000 compared to $27,437,000 in 2009, an increase of $27,061,000 or 99%. The sales growth was primarily due to the sales from our acquired Porta Copper Products Division, sales of new products to existing customers and sales to new customers from market share gains made in the fourth quarter of 2009. Sales from the acquired Porta Copper Products Division, which are included in our financial results since May 20, 2010, were $17,818,000 during 2010, accounting for 66% of the total sales increase. Porta Copper Products Division sales were at a higher run rate in 2010 than we expect going forward due to increased orders from certain customers to replenish inventory that had been depleted prior to our acquisition.

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

Interest income was $10,000 in 2010 compared to $15,000 in 2009. The reduction was due to both the redemption of our $7,000,000 certificate of deposit in May 2010 for use in funding our acquisition of the Porta Copper Products Division and declining interest rates.

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

Our products contain a significant amount of plastic that is petroleum based. Additionally, we import most of our products from our principal contract manufacturer, located in China and Mexico, and fuel costs are, therefore, a significant component of transportation costs to obtain delivery of products. Accordingly, the recent increases in petroleum prices have increased, and are expected to further increase, the cost of our products.

Our products also contain a significant amount of certain precious metals, in particular copper, gold and steel. The continuing increases in the costs of these precious metals have, and are expected to further increase the cost of our products.

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

Liquidity and Capital Resources

As of December 31, 2011, we had approximately $21,419,000 of working capital, which included $3,715,000 of cash, and our current ratio was 3.5 to 1. As of December 31, 2010, we had approximately $18,200,000 of working capital, which included $1,635,000 of cash, and our current ratio was 2.8 to 1. The increase in our working capital and current ratio since December 31, 2010 was due to cash provided by operating activities.

In 2011, operating activities provided cash of $4,173,000, primarily from net loss, before non-cash expenses for depreciation and amortization, accelerated depreciation charges for equipment taken out of service, goodwill impairment, provision for excess and obsolete inventory, deferred income taxes and share-based compensation, of $6,167,000 and a decrease in other receivables and inventory of $577,000. This was partially offset by a $2,044,000 decrease in accounts payable and accrued liabilities related to the timing of vendor payments and a $662,000 increase in accounts receivable. In 2010, operating activities used cash of $1,721,000, primarily from an increase in inventory of $7,613,000 and an increase in accounts receivable of $2,945,000. This was partially offset by net income, before non-cash expenses for depreciation and amortization, deferred income taxes and share-based compensation, of $5,837,000 and a $3,447,000 increase to accounts payable and accrued liabilities related to timing of vendor payments.

Investing activities in 2011 used cash of $1,322,000 for capital expenditures, primarily for tools, molds, dies and equipment used to manufacture new products, and $717,000 for the acquisition of F2O. Investing activities in 2010 used cash of $1,679,000 for capital expenditures and $7,249,000 for the acquisition of the Porta Copper Products Division, of which $7,000,000 was provided by redeeming a certificate of deposit.

Financing activities provided cash of $1,000 in 2011, resulting from $68,000 of proceeds from stock option exercises and $2,000 from excess tax benefits from vesting of restricted stock, offset by $69,000 of restricted shares purchased from employees to enable them to fund their tax withholding obligation. Borrowings under the credit facility of $3,000,000 were repaid during the year. There were no cash financing activities in 2010.

In December 2010, we entered into a bank credit agreement (the “credit agreement”) which replaced a $5,000,000 facility that was expiring. Under the credit agreement, which is scheduled to expire on December 31, 2013, we are entitled to borrow up to $5,000,000 in the aggregate which is limited to a borrowing base that, in general, is equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1,500,000. As of December 31, 2011, our borrowing base was $4,703,000.

Any loans under the credit agreement would mature on December 31, 2013. We had no borrowings outstanding under the credit agreement as of December 31, 2011 or 2010. However, we borrowed $3,000,000 under this facility in April 2011 that was fully repaid in September 2011.

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

The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The amended agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $28,500,000, a ratio of net income before interest expense and income taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0. As of December 31, 2011, we were not in compliance with all our financial covenants in the credit agreement and received a covenant compliance waiver from the bank, upon paying a waiver fee of $1,000 and the bank’s legal fees.

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

We measure and test goodwill and intangible assets not subject to amortization for impairment in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” at least annually on April 30th or more frequently upon the occurrence of certain events or substantive changes in circumstances, such as a change in business conditions. We test intangible assets that are not subject to amortization for impairment at the reporting unit level at least annually based upon discounted cash flow and common market multiple analyses.

Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, and in interim periods if events or circumstances indicate a potential impairment. A reporting unit is an operating segment or one level below. As reporting units are determined after an acquisition or evolve with changes in business strategy, goodwill is assigned to reporting units and it no longer retains its association with a particular acquisition. All of the revenue streams and related activities of a reporting unit, whether acquired or organic, are available to support the value of the goodwill.

Prior to 2011, the Company operated in one operating segment and reporting unit. During 2011, and principally as a result of the acquisition of F2O, we concluded that the Company was comprised of two reporting units, one reporting unit was comprised of F2O (“Tii Fiber”) acquired in March 2011 and the other reporting unit was comprised of the remainder of Tii, including the Porta Copper Products Division acquired in May 2010. The Company’s stock price experienced a sustained decline during the fourth quarter of 2011 and into the first quarter of 2012 which caused our market capitalization to remain significantly below our recorded book value. Accordingly, during the fourth quarter of 2011, we concluded this was a triggering event requiring impairment testing in order to determine whether the carrying amount of goodwill exceeded its fair value.

Estimating the fair value of reporting units is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. We determined the fair values of the reporting units using a combination of valuation techniques consistent with the market approach and the income approach, and included the use of independent valuation specialists.

As a result of our procedures, we concluded that all of the goodwill relating to the Porta Copper Products Division, included in our Tii reporting unit, was impaired and, accordingly, we recorded a non-cash impairment charge of approximately $4,101,000. No impairment charge was deemed necessary relating to the remaining $460,000 of goodwill attributable to the March 2011 F2O acquisition. In the future there may be additional triggering events such that we may be required to reassess the recoverability of some or all of the remaining goodwill. The Company has estimated that the fair value of its Tii Fiber reporting unit exceeds its carrying amount by 10% as of December 31, 2011. In estimating the fair value of the Tii Fiber reporting unit, the Company considered: (1) indicators of recent market activity and (2) cash flow projections using assumptions about, among other things, future growth in operating results. Deterioration in general market conditions, or conditions affecting the industry, or the Company’s inability to execute its operating plan for Tii Fiber could have a negative effect on these assumptions, and might result in an impairment of goodwill related to the reporting unit in the future.

Accounts receivable are presented net of allowances for doubtful accounts and sales returns based upon current facts and circumstances and management’s estimate of expected trends. The majority of sales generated by our subsidiary in England are factored with a high credit quality financial institution (the “factor”). The sale of the receivables is accounted for in accordance with the accounting guidance for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with the ASC 860, “Transfers and Servicing,” receivables are considered sold when they are transferred beyond the reach of the subsidiary and its creditors, the purchaser has the right to pledge or exchange the receivables, and the subsidiary has surrendered control over the transferred receivables.

Consistent with ASC 740, “Income Taxes,” we regularly estimate our ability to recover deferred tax assets and report these assets at the amount that is determined to be “more-likely-than-not” recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. Should management be unable to execute its operating plan in future periods, it is possible that our estimate of the recoverability of deferred taxes may change, resulting in an associated adjustment to earnings in that period.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements that may affect our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risks, including changes in interest rates. The interest payable under our credit facility, under which there were no borrowings outstanding as of December 31, 2011, but as to which we had $3,000,000 of outstanding borrowing from April 2011 until September 2011, is based on a specified bank’s prime interest rate or LIBOR and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to our operating results, as we have not borrowed to any significant degree.

Our products contain a significant amount of plastic that is petroleum based, as well as certain precious metals, in particular copper, gold and steel. We import most of our products from our contract manufacturer, principally in China and Mexico. Therefore, increased costs in either petroleum or these precious metals can increase the cost of our products.

Other than sales generated by our subsidiaries in England and Mexico, we require foreign sales to be paid in U.S. currency, and we are billed by our contract manufacturer in U.S. currency. However, assets, liabilities and revenues generated by our subsidiaries in England and Mexico are denominated in the Pound Sterling and Mexican Pesos, respectively, and, accordingly, fluctuations in the exchange rate of these currencies could have a material impact on our financial position and results of operations. Additionally, since our contract manufacturer is based in China and Mexico, the cost of our products could be affected by changes in the valuation of the Chinese Yuan and Mexican Peso, respectively, and wage increases in these regions.

Historically, we have not purchased or entered into interest rate swaps or future, forward, option or other instruments designed to hedge against changes in interest rates, the price of materials used in the manufacturing of the products we sell, or the value of foreign currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Tii Network Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Tii Network Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tii Network Technologies, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

KPMG LLP

Melville, New York

March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

Tii Network Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Tii Network Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tii Network Technologies, Inc. and Subsidiaries as of December 31, 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with United States generally accepted accounting principles.

/s/ Marcum LLP

Marcum LLP

Melville, New York

March 31, 2011

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$3,715	$1,635
Accounts receivable, net of allowance of $172 and $149 at December 31, 2011and 2010, respectively	9,069	8,269
Other receivable	16	396
Inventories	13,157	15,737
Deferred tax assets, net	3,659	2,091
Other current assets	401	463
Total current assets	30,017	28,591

Property, plant and equipment, net	8,186	9,350
Deferred tax assets, net	5,741	6,460
Intangible assets, net	2,920	2,822
Goodwill	460	4,102
Other assets	-	49
Total assets	$47,324	$51,374

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,742	$8,697
Accrued liabilities	2,856	1,690
Total current liabilities and total liabilities	8,598	10,387

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized; 14,682,252 shares issued and 14,664,615 shares outstanding as of December 31, 2011, and 14,601,322 shares issued and 14,583,685 shares outstanding as of December 31, 2010	147	146
Additional paid-in capital	44,718	43,812
Accumulated deficit	(5,970)	(2,837)
Accumulated other comprehensive income - foreign currency translation	112	147
	39,007	41,268
Less: Treasury shares, at cost, 17,637 common shares at December 31, 2011 and 2010	(281)	(281)
Total stockholders' equity	38,726	40,987

Total liabilities and stockholders' equity	$47,324	$51,374

See notes to consolidated financial statements

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009

Net sales	$56,258	$54,498	$27,437
Cost of sales	41,458	38,458	18,193

Gross profit	14,800	16,040	9,244

Operating expenses:
Selling, general and administrative	11,846	10,264	7,157
Research and development	2,584	2,239	1,590
Impairment of goodwill	4,101	-	-
Total operating expenses	18,531	12,503	8,747

Operating (loss) income	(3,731)	3,537	497

Foreign currency transaction (loss) gain	(218)	48	-
Interest income	-	10	15
Interest expense	(29)	-	(5)

(Loss) income before income taxes	(3,978)	3,595	507

Income tax (benefit) provision	(845)	1,365	434

Net (loss) income	$(3,133)	$2,230	$73

Foreign currency translation adjustment	(35)	147	-

Comprehensive (loss) income	$(3,168)	$2,377	$73

Net (loss) income per common share:
Basic and diluted	$(0.23)	$0.16	$0.01

Weighted average common shares outstanding:
Basic	13,878	13,677	13,582

Diluted	13,878	14,267	13,777

 See notes to consolidated financial statements

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance January 1, 2009	13,769,792	$138	$42,262	$(5,140)	$-	$(281)	$36,979
Share-based compensation	-	-	802	-	-	-	802
Restricted shares issued	453,424	5	(5)	-	-	-	-
Excess tax deficiencies from vested restricted stock	-	-	(9)	-	-	-	(9)
Net income for the year	-	-	-	73	-	-	73

Balance December 31, 2009	14,223,216	$143	$43,050	$(5,067)	$-	$(281)	$37,845
Share-based compensation	-	-	801	-	-	-	801
Restricted shares issued	390,000	4	(4)	-	-	-	-
Restricted shares forfeited	(12,369)	-	-	-	-	-	-
Restricted shares purchased from employees and retired	(17,162)	(1)	(35)	-	-	-	(36)
Foreign currency translation adjustment	-	-	-	-	147	-	147
Net income for the year	-	-	-	2,230	-	-	2,230
Balance December 31, 2010	14,583,685	$146	$43,812	$(2,837)	$147	$(281)	$40,987
Share-based compensation	-	-	906	-	-	-	906
Restricted shares issued	172,500	1	(1)	-	-	-	-
Restricted shares forfeited	(126,668)	(1)	1	-	-	-	-
Stock option exercises	69,350	1	67	-	-	-	68
Excess income tax benefit from stock award exercises	-	-	2	-	-	-	2
Restricted shares purchased from employees and retired	(34,252)	-	(69)	-	-	-	(69)
Foreign currency translation adjustment	-	-	-	-	(35)	-	(35)
Net loss for the year	-	-	-	(3,133)	-	-	(3,133)

Balance December 31, 2011	14,664,615	$147	$44,718	$(5,970)	$112	$(281)	$38,726

See notes to consolidated financial statements

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities
Net (loss) income	$(3,133)	$2,230	$73
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,784	1,604	1,627
Share-based compensation	906	801	802
Provision for excess and obsolete inventory	2,548	184	-
Deferred income taxes	(1,039)	1,202	414
Impairment of goodwill	4,101
Loss on disposal of equipment	-	-	19
Excess tax benefit (deficiencies) from vesting of restricted stock	(2)	-	(9)
Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable	(662)	(2,945)	438
Other receivables	380	(396)	-
Inventories	197	(7,797)	987
Other assets	137	(51)	110
Accounts payable and accrued liabilities	(2,044)	3,447	375
Net cash provided by (used in) operating activities	4,173	(1,721)	4,836

Cash Flows from Investing Activities
Capital expenditures	(1,322)	(1,679)	(738)
Redemption of (investment in) certificate of deposit	-	7,000	(7,000)
Net cash paid for the acquisition of the Copper Products
Division of Porta Systems Corp.	-	(7,249)	-
Net cash paid for the acquisition of F2O	(717)	-	-
Net cash used in investing activities	(2,039)	(1,928)	(7,738)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	68	-	-
Restricted shares purchased from employees	(69)	-	-
Borrowings under credit facility	3,000	-	-
Repayment of credit facility borrowings	(3,000)	-	(242)
Excess tax benefit (deficiency) from vesting of restricted stock	2	-	(9)
Net cash provided by (used in) financing activities	1	-	(251)

Net effect of exchange rate changes on cash	(55)	155	-

Net increase (decrease) in cash and cash equivalents	2,080	(3,494)	(3,153)

Cash and cash equivalents, at beginning of year	1,635	5,129	8,282

Cash and cash equivalents, at end of year	$3,715	$1,635	$5,129

Non-cash Investing and Financing Activities
Insurance premiums financed with short term debt	$-	$-	$242

Issuance of common stock	$-	$4	$5

Supplemental Cash Flow Information
Cash paid during the year for interest	$29	$-	$5

Cash paid during the year for income taxes	$122	$92	$10

See notes to consolidated financial statements

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Description of Business and Summary of Significant Accounting Policies

Business

Tii Network Technologies, Inc. and subsidiaries (together, “Tii,” the “Company,” “we,” “us” or “our”) design, manufacture and sell equipment to service providers in the communications industry for use in their networks.  We sell our products through a network of sales channels, principally to telephone operating companies (“Telcos”), multi-system operators (“MSOs”) of communications services, including cable and satellite service providers, and original equipment manufacturers ("OEMs"). Our products are typically found in the Telcos’ central offices, outdoors in the service providers’ distribution network, at the interface where the service providers’ network connects to the users’ network, and inside the users’ home or apartment, and are critical to the successful delivery of voice and broadband communication services.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our more significant estimates include the valuation of accounts receivable, inventory and deferred income taxes, the valuation of goodwill and other long-lived assets and establishing the fair value of share-based compensation. Actual results could differ from such estimates.

Revenue Recognition

Our sales are derived from the sale of our products. We do not provide any services to our customers. Product sales are recorded when there is persuasive evidence of the arrangement, usually a customer purchase order, the products are shipped, title passes to the customer, and the price is fixed and determinable and probable of collection. Once a product is shipped, we have no acceptance or other post-shipment obligations precluding revenue recognition. Accounts receivable as of December 31, 2011 and 2010 are presented net of allowances for doubtful accounts and sales returns of $172,000 and $149,000, respectively, based upon known facts and circumstances and management’s estimate of expected trends.

In the normal course of business, we collect non-income related taxes, including sales, use and foreign value added tax, from our customers and we remit those taxes to governmental authorities. We present sales net of these taxes.

Concentration of Credit Risk

At December 31, 2011, our cash deposits were maintained at three high credit quality financial institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, other current assets, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Foreign Currency Translation

Our subsidiary in England maintains its accounting records in Pound Sterling, which is its functional currency. Our Mexican subsidiary maintains its accounting records in Mexican Pesos, which is its functional currency. We translate the foreign subsidiaries’ assets and liabilities into U.S. dollars based on exchange rates at the end of the respective reporting periods and reflect the effect of foreign currency translation as a component of stockholders’ equity. Income and expense items are translated at an average exchange rate during the period. Transaction gains and losses are included in the determination of the results from operations.

Factored Receivables

The majority of sales generated by our subsidiary in England are factored with a high credit quality financial institution (the “factor”). The sale of the receivables is accounted for in accordance with the accounting guidance contained in Accounting Standards Codification (“ASC”) No. 860 (“ASC 860”), “Transfers and Servicing.” In accordance with ASC 860, receivables are considered sold when they are transferred beyond the reach of the subsidiary and its creditors, the purchaser has the right to pledge or exchange the receivables, and the subsidiary has surrendered control over the transferred receivables. Included in accounts receivables are factored receivables net of advances from the factor of $1,629,000 and $790,000 as of December 31, 2011 and December 31, 2010, respectively.

Inventories

Inventories are stated at the lower of cost or market, on a first-in, first-out basis.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset. The estimated useful lives for each category of property, plant and equipment is as follows:

Estimated useful life (in years)
Building and building improvements	30
Machinery and equipment	5 - 10
Computer hardware and software	3 - 5
Office furniture, fixtures, equipment and other	3 - 5

Goodwill and Other Intangible Assets

The assets and liabilities of our acquired businesses are recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. All acquisition costs are expensed as incurred. We measure and test goodwill and intangible assets not subject to amortization for impairment in accordance with ASC 350, “Intangible – Goodwill and Other,” at least annually on April 30th or more frequently upon the occurrence of certain events or substantive changes in circumstances, such as a change in business conditions.

Other intangible assets, which include customer relationships, are amortized using the straight-line method over the estimated useful lives of the related assets. Intangible assets that are subject to amortization are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determined that, as of December 31, 2011, there was no impairment of our intangible assets other than goodwill.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill utilizing an enterprise-value based premise approach. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of goodwill impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. For the purpose of evaluating goodwill impairment we had two reporting units, which recognized goodwill. These reporting units are Tii reporting unit, which includes the goodwill from the Porta Copper Products Division acquisition (see Note 2), and, Tii Fiber Optics Inc. (“Tii Fiber”) (see Note 2).

In assessing the recoverability of our goodwill and other long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rate, and determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables.

During the fourth quarter of 2011, our stock price significantly decreased, and it became evident that the reduction in operating income of certain portions of the Tii reporting unit would remain at lower levels due to economic conditions in the industry and buying patterns of certain customers. These were triggering events which caused us to perform a goodwill impairment test as of December 31, 2011. Upon completion of our goodwill impairment test, we recorded a goodwill impairment charge of $4,101,000 for the Tii reporting unit, which was all the goodwill related to the Porta Copper Products Division acquisition.

In the first step of the goodwill impairment test, the fair value of the Tii reporting unit was less than its carrying amount under both the income and market approaches. Under the income approach, the weighted average cost of capital used to discount future cash flows was 14% and the terminal value was calculated utilizing a 3% perpetuity growth rate.

At December 31, 2011 the Tii Fiber reporting unit’s fair value exceeded its carrying amount. The fair value was determined using an income approach, with a weighted average cost of capital of 14% and a 4% perpetuity growth rate. In order to evaluate the sensitivity of the fair value calculations of our Tii Fiber reporting unit on the impairment calculation for goodwill, we applied a hypothetical decrease to the estimated fair value of the reporting unit. A hypothetical decrease of 10% would cause the Tii Fiber reporting unit to fail step one of the goodwill impairment analysis.

Prior to 2011, there were no accumulated impairment losses related to goodwill.

Segment Information

We have evaluated the provisions of ASC 280, “Segment Reporting” (“ASC 280”), and have determined that we have two reportable segments. We have provided the required geographic, major supplier and major customer information in Note 11.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We use the with-and-without approach to determine the recognition and measurement of excess tax benefits resulting from tax deductions in excess of the cumulative compensation cost recognized from stock options exercised and restricted stock vesting or tax deficiencies resulting from cumulative compensation cost recognized from stock options exercised and restricted stock vesting in excess of tax deductions. For financial statement purposes, certain of our net operating loss carryforwards contain deductions for share-based compensation in excess of the related compensation expense recognized. In determining the period in which related tax benefits are recognized for financial reporting purposes, such excess share-based compensation deductions included in net operating losses are realized after regular net operating losses are exhausted.

Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a “more likely than not” threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitation has expired or the appropriate taxing authority has completed its examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

Net Income Per Common Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders (which equals our net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. The following table sets forth the amounts used in the computation of basic and diluted earnings per share:

	Years ended December 31,
	2011	2010	2009
Numerator for diluted EPS calculation:
Net (loss) income	$(3,133,000)	$2,230,000	$73,000

Denominator for basic EPS calculation:
Weighted average shares outstanding - Basic	13,878,000	13,677,000	13,582,000

Denominator for diluted EPS calculation:
Weighted average shares outstanding - Basic	13,878,000	13,677,000	13,582,000
Effect of dilutive stock options	-	214,000	122,000
Effect of unvested restricted stock awards	-	376,000	73,000
Balance December 31	13,878,000	14,267,000	13,777,000

Basic and Diluted EPS	$(0.23)	$0.16	$0.01

The following table sets forth restricted stock awards and outstanding options to purchase shares of common stock which were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Years ended December 31,
	2011	2010	2009
Restricted stock awards	538,509	73,000	260,000
Outstanding stock options	1,937,200	1,731,000	2,199,000
	2,475,709	1,804,000	2,459,000

Advertising Costs

We incur advertising costs for sales and marketing initiatives, including advertisements in magazines, brochures and mailings, promotions and public relations. Advertising costs were $128,000, $85,000 and $46,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Share-Based Payment

We follow the provisions of ASC 718, “Compensation – Stock Compensation” (ASC 718”), which requires that all share-based compensation be recognized as an expense in the financial statements and that this cost be measured at the fair value of the award. ASC 718 also requires that excess tax benefits and deficiencies related to stock option exercises and restricted stock vesting be reflected in the consolidated statements of cash flows as financing cash inflows and operating cash outflows. See Note 9 for additional information on shared-based compensation.

Comprehensive Income

Comprehensive income includes, in addition to net income (loss), foreign currency translation gains and losses, the accumulated effect of which is included in the stockholders’ equity section of the balance sheet. We reported comprehensive loss of $3,168,000 for the year ended December 31, 2011 and comprehensive income of $2,377,000 and $73,000 for the years ended December 31, 2010 and 2009, respectively.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which amends the revenue recognition guidance for multiple-element arrangements and expands the disclosure requirements related to such arrangements. The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of arrangement consideration allocation, and requires the application of the relative selling price method in allocating the arrangement consideration to all deliverables. We adopted ASU 2009-13 on a prospective basis to revenue arrangements entered into or materially modified on or after January 1, 2011 which did not have any impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. We adopted ASU 2010-28 on January 1, 2011. The adoption of this authoritative guidance did not have any impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). This amendment affects any public entity (as defined by Topic 805, “Business Combinations”) that enters into business combinations consummated after January 1, 2011 and that are material on an individual or aggregate basis. ASU 2010-29 provides that comparative financial statements should present and disclose pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures to require a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted ASU 2010-29 on January 1, 2011. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment”, to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We have not elected to early adopt this ASU. We will adopt this ASU in the first quarter of 2012. The adoption of this ASU is not expected to have an impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Since ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, it will have no impact on our financial position or results of operations. ASU 2011-05 is effective for us in the first quarter of 2012.

NOTE 2 – Acquisitions

On March 11, 2011, we acquired 100% of the capital stock of Frederick Fiber Optics (“F2O”), which was renamed Tii Fiber Optics Inc. (“Tii Fiber”) for an initial cash payment of $750,000, and two contingent cash payments of $125,000 each to be made based on the achievement of certain performance criteria in 2011 and 2012, which are included at their fair value in accrued liabilities in the accompanying consolidated balance sheet at December 31, 2011 based on the assessment that the achievement of these targets is highly probable. The performance criteria were achieved for 2011. Tii Fiber, headquartered in Frederick, Maryland, manufactures a wide variety of high performance fiber optic cable assemblies, wall and rack mounted fiber distribution panels, and miscellaneous fiber accessories and services. This acquisition was made in order to expand our fiber optic product offerings.

The following is a summary of the fair value of the net assets acquired, exclusive of $33,000 of acquired cash, as a result of the acquisition of F2O:

Assets
Accounts receivable	$251,000
Inventories	175,000
Prepaid expenses and other assets	4,000
Property and equipment	31,000
Goodwill	460,000
Customer relationships	332,000
Liabilities
Accounts payable	(101,000)
Accrued expenses	(54,000)
Deferred tax liability	(131,000)

Total net purchase price, including $250,000 in accrued contingent consideration	$967,000

We recorded this transaction in our interim reporting periods in 2011 based on a preliminary estimate of the fair value of the net assets acquired. We completed our assessment of fair values during the fourth quarter of 2011 and reallocated fair values based on this assessment. The only change was to reclassify $181,000 from goodwill to identifiable intangible assets subject to amortization. The customer relationships intangible asset is being amortized over its estimated useful life of five years and, since the amortization is not deductible for income tax purposes, we recorded a related deferred tax liability.

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

The Porta Copper Products Division is comprised of two wholly owned subsidiaries, one in England and the other in Mexico, as well as domestic assets, liabilities, sales and expenses exclusively related to copper telecommunications products.

Concurrent with this acquisition, we sold the acquired Mexican subsidiary, exclusive of customer contracts and certain machinery and equipment which we retained, to our principal contract manufacturer, which now operates this manufacturing facility. In consideration for this sale, we received $1,000,000 from the contract manufacturer, subject to purchase price adjustments, as well as an option to reacquire up to approximately 9% of a newly formed entity that now owns the Mexican subsidiary, for a total exercise price of $100,000. We believed that the value of this option, which expired on May 18, 2011, was not material and we therefore did not allocate any of the net Porta Copper Products Division purchase price to this option. Additionally, we sold to the contract manufacturer certain raw material and component inventories, which were acquired as part of the Porta Copper Products Division transaction, for approximately $1,175,000.

The following is a summary of the fair value of the net assets acquired as a result of the acquisition of the Porta Copper Products Division, net of the concurrent sale of the Mexican manufacturing operations to our principal contract manufacturer:

Assets
Accounts receivable	$1,479,000
Net balance due from contract manufacturer	221,000
Inventories	228,000
Prepaid expenses and other assets	274,000
Deferred tax assets	876,000
Property and equipment	1,145,000
Intangible assets subject to amortization	2,710,000
Goodwill	4,101,000
Liabilities
Accounts payable	(3,314,000)
Accrued expenses	(471,000)
Total net purchase price	$7,249,000

We recorded this transaction in our interim reporting periods in 2010 subsequent to the acquisition based on a preliminary estimate of the fair value of the net assets acquired. We completed our assessment of fair values during the fourth quarter of 2010 and reallocated fair values based on this assessment. The most significant change was to reclassify $1,670,000 from goodwill to identifiable intangible assets subject to amortization. We also reassessed the useful lives of these intangible assets and adjusted the amortization periods, the result of which did not have a material effect on the interim periods.

The net balance due from our contract manufacturer of $221,000 is comprised of raw materials and components inventories sold to the contract manufacturer for $1,175,000, partially offset by a purchase price adjustment payable resulting from the sale of the Mexican subsidiary and additional Mexican subsidiary liabilities which were assumed by the contract manufacturer. The receivable balance as of December 31, 2010, which totaled $396,000 due to subsequent transactions with the contract manufacturer, is included in other receivables in the accompanying consolidated balance sheet.

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

Acquisition related expenses included in selling, general and administrative expenses in the statement of operations were $17,000 and $840,000 in 2011 and 2010, respectively.

As discussed in Note 1, all of the goodwill associated with this acquisition was written off in the fourth quarter of 2011.

NOTE 3 – Inventories

The following table represents the cost basis of each major class of inventory as of December 31, 2011 and 2010:

	December 31,
	2011	2010

Raw material and subassemblies	$1,710,000	$1,594,000
Finished goods	11,447,000	14,143,000
	$13,157,000	$15,737,000

The Company recorded a provision for excess and obsolete inventory of $2,548,000 and $184,000 in 2011 and 2010, respectively. The increase to the provision recorded in 2011 was due to a number of factors, including (i) increased technological obsolescence, (ii) changes in forecasted demand, (iii) customers ceasing orders for certain products and (iv) excess inventory related to decreased sales of Porta Copper Products Division’s products.

NOTE 4 – Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset. The following table presents the amounts of each major class of property, plant and equipment as of December 31, 2011 and 2010:

	December 31,
	2011	2010

Land	$1,244,000	$1,244,000
Building and building improvements	4,314,000	4,307,000
Construction in progress	18,000	34,000
Machinery and equipment	7,136,000	9,925,000
Computer hardware and software	873,000	905,000
Furniture, fixtures, equipment and other	925,000	905,000

	$14,510,000	$17,320,000
Less: accumulated depreciation and amortization	(6,324,000)	(7,970,000)

	$8,186,000	$9,350,000

Depreciation and amortization of plant and equipment was $1,669,000, $1,494,000 and $1,576,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

We recorded an accelerated depreciation charge for equipment taken out of service of $849,000 for the year ended December 31, 2011, which is included in cost of sales in the accompanying statement of operations. We recorded a loss on disposal of equipment of $19,000 for the year ended December 31, 2009 that was recorded in selling, general and administrative expense.

NOTE 5 – Amortizable Intangible Assets

Intangible assets other than goodwill are amortized using the straight-line method over the estimated useful life of the related asset. The following table sets forth the amounts of each major class of intangible assets subject to amortization as of December 31, 2011 and 2010:

	2011	Weighted average amortization period in years	2010
Customer relationships	$2,372,000	9.3	$2,040,000
Patents	1,674,000	10.7	1,642,000
Distributor relationships	540,000	10.0	540,000
Trade name	130,000	3.0	130,000
	4,716,000		4,352,000
Less: accumulated amortization	(1,796,000)		(1,530,000)
	$2,920,000		$2,822,000

Amortization of intangible assets subject to amortization was $266,000 and $54,000 for the years ended December 31, 2011, and 2010 respectively. The estimated amortization expense for the fiscal years ending December 31, 2012, 2013, 2014, 2015 and 2016 is $367,000, $359,000, $324,000, $324,000 and $271,000, respectively.

NOTE 6 - Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Accrued payroll and vacation	$1,024,000	$1,077,000
Accrued legal and other professional fees	648,000	122,000
Accrued severance	527,000	-
Other accrued expenses	657,000	491,000
	$2,856,000	$1,690,000

NOTE 7 - Revolving Credit Facility

In December 2010, we entered into a bank credit agreement (the “credit agreement”) which replaced a $5,000,000 facility that was expiring. Under the credit agreement, which is scheduled to expire on December 31, 2013, we are entitled to borrow up to $5,000,000 in the aggregate which is limited to a borrowing base which, in general, is equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1,500,000. As of December 31, 2011, our borrowing base was $4,703,000.

Any loans under the credit agreement would mature on December 31, 2013. We had no borrowings outstanding under the credit agreement as of December 31, 2011 or 2010. However, we borrowed $3,000,000 under this facility in April 2011 that was fully repaid in September 2011.

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

The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The credit agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $28,500,000, a ratio of net income before interest expense and income taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses and losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0. As of December 31, 2011 we were not in compliance with the interest coverage financial covenant in the credit agreement and received a covenant compliance waiver from the bank.

NOTE 8 - Income Taxes

The components of the income (loss) before income taxes for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Years ended December 31,
	2011	2010	2009
United States	$(4,868,000)	$2,400,000	$507,000
Foreign	890,000	1,195,000	-
Total income (loss) before income taxes	$(3,978,000)	$3,595,000	$507,000

The components of the income tax (benefit) expense for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Years ended December 31,
	2011	2010	2009
Current
Federal	$94,000	$38,000	$27,000
State	100,000	35,000	11,000
Total current	194,000	73,000	38,000
Deferred
Federal	(1,252,000)	916,000	288,000
State	(53,000)	19,000	108,000
Foreign	266,000	357,000	-
Total deferred	(1,039,000)	1,292,000	396,000
Total income tax (benefit) expense	$(845,000)	$1,365,000	$434,000

The following table is a reconciliation of our income tax provision based on the U.S. Federal statutory income tax rate to the income tax expense reported for financial reporting purposes:

	Years ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Tax at statutory rate	$(1,352,000)	(34.0)%	$1,223,000	34.0%	$172,000	34.0%
Increase (reduction) in income taxes from:
State and local income taxes, net of federal income tax effect	(12,000)	(0.3)%	29,000	0.8%	56,000	11.1%
Change in state tax rate and apportionments used to measure deferred taxes	(2,000)	0.0%	21,000	0.6%	94,000	18.6%
Non-deductible share-based compensation	75,000	1.9%	123,000	3.4%	128,000	25.3%
Non-deductible meals and entertainment	29,000	0.7%	26,000	0.7%	22,000	4.4%
Change in valuation allowance	-	-	-	-	(31,000)	(6.1)%
Foreign rate differential	(36,000)	(0.9)%	(49,000)	(1.3)%	-	-
Non-deductible goodwill impairment	209,000	5.3%	-	-	-	-
Reduction of deferred tax assets for forfeitures and expirations of restricted stock and stock options	187,000	4.7%	-	-	-	-
Other, net	57,000	1.4%	(8,000)	(0.2)%	(7,000)	(1.4)%

	$(845,000)	(21.2)%	$1,365,000	38.0%	$434,000	85.9%

The tax effects of temporary differences and net operating loss and tax credit carryforwards that give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010

Inventory	$1,267,000	$386,000
Accounts receivable	40,000	30,000
Property, plant and equipment - U.K.	294,000	318,000
Accrued expenses	361,000	322,000
Share-based compensation	765,000	792,000
Net operating loss carryforwards - U.S.	5,598,000	6,568,000
Net operating loss carryforwards - U.K.	291,000	566,000
Intangible assets	1,086,000	-
Business and AMT credit carryforwards	411,000	469,000
	10,113,000	9,451,000
Less: valuation allowance	-	(108,000)
Net deferred tax assets	10,113,000	9,343,000
Property, plant and equipment - U.S.	(449,000)	(437,000)
Intangible assets	(264,000)	(355,000)
Net deferred tax assets	$9,400,000	$8,551,000

The total amount of deductible goodwill that is being amortized over fifteen years for tax reporting purposes is approximately $3,500,000, which is unaffected by the goodwill impairment charge during 2011.

Consistent with the provisions of ASC 740, “Income Taxes,” we regularly estimate our ability to recover deferred tax assets, and establish a valuation allowance against deferred tax assets that are determined to be “more likely than not” unrecoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. During 2011, our valuation allowance decreased by $108,000 due to the expiration of the related business credit carryforwards. During 2010, our valuation allowance was reduced by $36,000 due to general business tax credit carryforwards that expired unutilized. As of December 31, 2011, management believes that it is “more-likely-than-not” that the results of future operations will generate sufficient taxable income to realize the net amount of our deferred tax assets over the periods during which deductible temporary differences reverse and net operating loss and credit carryforwards may be utilized before they expire.

As of December 31, 2010, our deferred tax asset valuation allowance of $108,000 related to general business tax credit carryforwards that expired unutilized in 2011.

As of December 31, 2011, we had U.S. Federal and U.K. net operating loss (“NOL”) carryforwards of approximately $17,766,000 and $1,166,000, respectively. The U.S. Federal NOL carryforwards will expire from 2021 to 2023. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. We estimate that it is “more likely than not” that these NOL carryforwards will be utilized prior to their respective expiration periods and, as such, have not provided a valuation allowance against them. It is at least reasonably possible that the actual period that the NOL carryforwards are utilized may differ from our estimate. Our NOL carryforwards include approximately $1,300,000 of excess share based compensation net operating losses that have not been recorded as deferred tax assets in accordance with ASC 718. If all of our net operating losses are realized in the future, approximately $416,000 of the benefit (related to excess share-based compensation net operating losses) would increase our additional paid-in capital, after regular net operating losses are exhausted. As of December 31, 2011, we have Alternative Minimum Tax credit carryforwards of $411,000, which have no expiration date.

As of December 31, 2011 and 2010 we had no liabilities for uncertain tax positions.

NOTE 9 – Share-Based Compensation

We account for share-based compensation in accordance with ASC 718. The fair value of restricted stock awards is based on the closing market price of our common stock on the measurement date of the award. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes-Merton option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and expected term assumptions require a greater level of judgment. We estimate expected stock-price volatility based primarily on historical volatility of the underlying stock using daily price observations over a period equal to the expected term of the option, and also consider whether other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected volatility. With regard to the estimate of expected term, we have concluded that our stock option exercise experience provides a reasonable basis upon which to estimate the expected term.

Share-based compensation is attributable to the granting of, and vesting over the requisite service period of, stock options and restricted stock awards that are ultimately expected to vest. Share-based compensation for the years ended December 31, 2011, 2010 and 2009 was $906,000, $801,000 and $802,000, respectively. As of December 31, 2011, the total unrecognized compensation cost related to all non-vested stock awards was approximately $869,000 and the related weighted average period over which this remaining expense is expected to be recognized was approximately 2.8 years. It is our policy to issue previously authorized shares to satisfy stock option exercises in the period of exercise. During 2008, our Board of Directors adopted, and our stockholders approved, our 2008 Equity Compensation Plan (the “2008 Plan”), which replaced our 1998 Stock Option Plan, under which our ability to grant options expired on October 7, 2008. The 1998 Plan permitted us to grant only stock options, while the 2008 Plan permits us to grant stock appreciation rights, restricted stock and restricted stock units, as well as stock options, to our employees, directors and consultants. During 2011, our Board of Directors adopted, and our stockholders approved, an amendment to the 2008 Plan to increase the number of shares available for issuance thereunder by 1,000,000 shares. Thus, the 2008 Plan authorizes the grant of awards not to exceed 2,000,000 shares of our common stock in the aggregate until April 2, 2018. There are 1,016,168 available for grant at December 31, 2011. The Compensation Committee of our Board of Directors determines, among other things, award recipients, the type of award, the number of shares to be subject to each share grant or award, exercise prices for options and the base value for stock appreciation rights, vesting periods and conditions to vesting, and the term of the award, which may not exceed 10 years.

Stock Options

As of December 31, 2011, we had stock options outstanding under our 1994 Non-Employee Director Stock Option Plan, our 1995 Employee Stock Option Plan and our 1998 Stock Option Plan, all of which plans have expired as to the grant of future options, as well as our 2003 Non-Employee Director Stock Option Plan, as amended (the “2003 Plan”), which expires in September 2013. The exercise period for all stock options may not exceed ten years from the date of grant. Stock option grants to individuals generally become exercisable in substantively equal tranches over a service period of up to five years.

The 2003 Plan provides for the grant of options to purchase up to 1,000,000 shares of common stock to our non-employee directors. On the date a person initially becomes an outside director, that individual is to be granted an option to purchase 24,000 shares under the 2003 Plan and, at each annual stockholders meeting thereafter at which directors are elected, each outside director in office after the meeting is to be automatically granted an option to purchase 10,000 shares plus additional specified shares for serving on Board committees or as chairperson of a committee. Options granted under the 2003 Plan have an exercise price equal to the market value of our common stock on the date of grant and generally vest in equal installments over periods ranging from one to four years. All options granted under the 2003 Plan have a term of ten years. In 2010, non-employee directors were awarded restricted stock under the 2008 Plan, and waived the grant of stock options under the 2003 Plan. As of December 31, 2011, 320,000 shares are available for future grant under the 2003 Plan.

The following table summarizes stock option activity for the years ended December 31, 2011, 2010 and 2009:

	Common Shares Subject to Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Life Remaining in Years
Outstanding at January 1, 2009	2,424,050	$2.06	$52,000	6.2
Granted	130,000	0.95
Expired	(71,500)	1.58
Forfeited	(8,000)	2.39
Outstanding at December 31, 2009	2,474,550	$2.02	$240,288	5.5
Expired	(374,000)	1.61
Forfeited	(16,250)	1.95
Outstanding at December 31, 2010	2,084,300	$2.09	$1,610,185	5.2
Granted	100,000	2.55
Exercised	(69,350)	0.98
Expired	(156,750)	2.17
Forfeited	(21,000)	2.16
Outstanding at December 31, 2011	1,937,200	$2.15	$243,373	4.4

Information as of December 31, 2011:
Options expected to vest	94,387	$2.12	$0	6.8
Options exercisable at end of year	1,840,300	$2.15	$243,373	4.3

Compensation expense attributable to stock options for the years ended December 31, 2011, 2010 and 2009 was $444,000, $465,000 and $631,000, respectively. The total fair value of stock options vested during the years ended December 31, 2011, 2010 and 2009 was $481,000, $512,000, and $636,000, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $81,000, $0 and $0, respectively. Fair values of options granted were determined based on the following assumptions:

	Years ended December 31,
	2011	2010	2009
Expected term	7.6 years	(a)	7.0 years
Interest rate	2.53%	(a)	2.65%
Volatility	62.5%	(a)	107.9%
Dividends	-	(a)	-
Weighted average fair value of options granted	$1.65	(a)	$0.82

(a)	There were no stock options granted during 2010; therefore the assumptions are not applicable.

Board of Director Remuneration

In 2009, our non-employee directors were entitled to elect to receive, in lieu of their $10,000 annual cash retainer ($25,000 in the case of the non-executive Chairman of the Board of Directors), shares of our common stock equal in market value to $11,750 ($29,400 in the case of the non-executive Chairman of the Board of Directors). Market value was determined at the date of the annual meeting of stockholders at which directors were elected for the year. In 2009, four directors elected to receive an aggregate of 49,476 shares having a market value of $47,000, and the non-executive Chairman of the Board of Directors elected to receive 30,948 shares having a market value of $29,400. We recognized expense of $16,000, and $73,000 for these awards during the years ended December 31, 2010 and 2009, respectively. The 2010 expense was net of $7,000 in income relating to the forfeiture of 12,369 shares during January 2010.

In May 2010, the Company’s Board of Directors revised the annual cash retainer paid to non-employee directors to $15,000 ($20,000 for the non-executive Chairman of the Board) and eliminated the provision which permitted non-employee directors (including the non-executive Chairman of the Board) to elect to receive their annual retainer in shares of our common stock in lieu of cash.

In lieu of the receipt of annual stock options under the Company’s 2003 Non-Employee Directors Stock Option Plan that would otherwise have been granted in May 2010 as described above, the Board awarded each of our five non-employee directors a restricted stock award of 20,000 shares of Common Stock under the 2008 Plan.

In May 2011, the Company’s Board of Directors revised the annual cash retainer paid to non-employee directors to $20,000 from $15,000 ($25,000 for the non-executive Chairman of the Board). In addition, each non-employee director receives a fee of $1,000 for each meeting of the Board attended, $500 ($1,000 in the case of the Chairperson) for each meeting of the Board’s Audit, Compensation and Nominating/Governance Committees attended and $1,000 ($2,000 in the case of the Chairperson) for each meeting of the Board’s Executive Committee attended.

Restricted Stock

The following table summarizes total activity of our restricted stock awards during the year ended December 31, 2011:

	2011	Weighted- Average Grant Date Fair Value
Non-vested awards at beginning of year	813,659	$1.51
Awarded	172,500	$2.76
Vested	(320,982)	$1.51
Forfeited	(126,668)	$1.66
Non-vested awards at end of year	538,509	$1.88

As of December 31, 2011, there were 1,016,168 shares available for grant under the 2008 Plan. Forfeited shares are returned to authorized but unissued shares on the dates of forfeiture.

Restricted stock grants have full voting rights prior to vesting. These shares are included as outstanding shares and are subject to forfeiture prior to applicable vesting dates. In connection with employees satisfaction of the statutory minimum tax withholding obligations for the applicable income and other employment taxes associated with previously issued restricted shares that vested in 2011 and 2010, we purchased from certain employees 34,252 and 17,162 shares for $69,000 and $36,000, respectively, and retired the repurchased shares.

As of December 31, 2011, the future expected expense for non-vested restricted stock awards was $786,000.

NOTE 10 - Preferred Stock

We are authorized to issue up to 1,000,000 shares of preferred stock in series, with each series having such powers, rights, preferences, qualifications and restrictions as determined by our Board of Directors. No shares of preferred stock were outstanding at December 31, 2011 or 2010.

NOTE 11 - Segment Information, Significant Customers, Export Sales and Geographical Information

Reportable Segments

The following information relates to our reportable segments as of and for the year ended December 31, 2011(in thousands):

	Tii & Porta Copper Products Division	Tii Fiber	Total
Net sales	$54,113	$2,145	$56,258
Operating (loss) income	(3,857)	126	(3,731)
Interest expense	29	-	29
Depreciation and amortization	2,722	62	2,784
Capital expenditures	1,315	7	1,322
Total assets at December 31, 2011	$46,904	$420	$47,324

Prior to the F2O acquisition in March 2011, there was only one reportable segment.

Significant Customers

The following customers accounted for 10% or more of our consolidated net sales during one or more of the periods presented below:

	Years ended December 31,
	2011	2010	2009
Customer A	14%	18%	34%
Customer B	16%	19%	*
Customer C	20%	14%	14%
Customer D	*	*	11%

          * Amounts are less than 10%

As of December 31, 2011, each of two customers accounted for approximately 21% of accounts receivable. As of December 31, 2010, four customers accounted for approximately 15%, 14%, 14% and 13% of accounts receivable.

Export Sales

Export sales accounted for 35%, 43% and 19% of consolidated sales during the years ended December 31, 2011, 2010 and 2009, respectively. In 2011 and 2010, 16% and 19% of our consolidated sales, respectively, were to one customer in England.

Geographical Information

Our subsidiary in England maintains a sales office and warehouse in Daventry, England, which had net inventory and net fixed assets of approximately $596,000 and $2,000, respectively, at December 31, 2011. At December 31, 2010, this subsidiary had net inventory and net fixed assets of approximately $1,750,000 and $3,000, respectively.

Certain equipment owned by us is utilized by our contract manufacturer located in China and Mexico. The net book value of our equipment held by our contract manufacturer at December 31, 2011 and 2010 was approximately $2,696,000 and $3,460,000, respectively.

Significant Contract Manufacturers

On May 1, 2009, we renewed our agreement with our principal contract manufacturer, an independent U.S. based corporation with a wholly owned subsidiary located in China, to continue the manufacture and supply of applicable products to us through May 2015.

As discussed in Note 2, concurrent with our acquisition of the Porta Copper Products Division in May 2010, we sold the acquired Mexican subsidiary, exclusive of customer contracts and certain machinery and equipment which we retained, to our principal contract manufacturer, which is now operating the manufacturing facility. In connection with this sale, we entered into an agreement with our contract manufacturer to manufacture and supply product to us from this Mexico subsidiary through May 2016, after which this agreement will automatically renew for additional terms of one year, unless at least one year written notice of intent not to renew is given by either party.

In May 2000, we entered into a ten year agreement with a contract manufacturer in Malaysia to outsource the manufacturing of certain of our gas tubes used in our products, which expired in December 2010. Effective December 2010, we transitioned the sourcing of these products to our principal contract manufacturer in China.

Our principal contract manufacturer produces the majority of the products that we sell.

NOTE 12 - Commitments, Contingencies and Related Party Transactions

We lease real property under operating leases with terms expiring through March 2016. Rent expense under operating leases was $124,000, $43,000 and $13,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Minimum lease rental commitments as of December 31, 2011 are not material.

We are a party to agreements with eleven executives providing that, in the event we terminate the executive’s employment (other than for cause) or if the executive voluntarily terminates his or her employment for good reason (as defined), the executive will be entitled to at least six months severance pay, the continuation of benefits during the ensuing six month period and the acceleration of vesting of stock options. We do not provide our other employees any post-retirement or post-employment benefits, except discretionary severance payments upon termination of employment and their COBRA entitlement.

In October 2011, we replaced our then President and Chief Executive Officer and on March 16, 2012 entered into a settlement and mutual release agreement with him, effective March 23, 2012. In connection with his termination, we recorded $527,000 of severance expense in the fourth quarter of 2011.

From time to time, we are subject to legal proceedings or claims which arise in the ordinary course of business. While the outcome of such matters cannot be predicted with certainty, we believe that such matters will not have a material adverse effect on our financial condition or liquidity.

In January 2012, we settled a lawsuit that was filed in Puerto Rico in 2009 by a former sales representative against us for an insignificant amount. The settlement was recorded as an expense in the fourth quarter of 2011 and is included in selling, general and administrative expense.

NOTE 13 – Employee Benefits

We have one defined contribution plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. This plan covers substantially all U.S. employees who meet eligibility requirements and requires us to match up to 40% of employees' contributions subject to specified limitations and certain vesting schedules. Our expense for employer matching contributions was $133,000, $112,000 and $100,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 14 - Quarterly Financial Data (Unaudited)

The following table summarizes our unaudited quarterly results for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

Quarter Ended	Net Sales	Gross Profit	Operating Income (Loss)	Net Income (Loss)	Diluted Net Income (Loss) per Share

March 31, 2011 (a,b)	$14,976	$4,583	$1,271	$790	$0.05
June 30, 2011 (a,b)	13,576	4,796	1,366	828	0.06
September 30, 2011 (a,b)	14,583	4,618	1,351	844	0.06
December 31, 2011(a,b)	13,123	803	(7,719)	(5,595)	(0.40)

March 31, 2010	$7,743	$3,191	$757	$463	$0.03
June 30, 2010 (a)	10,345	3,663	323	192	0.01
September 30, 2010 (a)	18,625	4,720	1,308	815	0.06
December 31, 2010 (a)	17,785	4,466	1,149	760	0.05

The sum of the above reported unaudited quarterly amounts do not always equal the annual amounts reported due to rounding.

(a)	Includes the results of operations of the Porta Copper Products Division since its acquisition on May 19, 2010. See Note 2.

(b)	Includes the results of operations of F2O since its acquisition on March 11, 2011. See Note 2.

NOTE 15 – Subsequent Event

On March 16, 2012, the Company entered into an Employment Agreement with the Company’s President and Chief Executive Officer, effective January 30, 2012, until January 29, 2015.

ITEM 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

ITEM 9A.   Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management, with the participation of our President and Principal Executive Officer and our Vice President-Finance and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  This Report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

The information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K is incorporated herein by reference to the information called for by those items which will be contained our Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to our 2012 Annual Meeting of Stockholders. Notwithstanding the foregoing, information appearing in the section “Audit Committee Report” shall not be deemed to be incorporated by reference in this Report.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(1) Financial Statements

(2) Financial Statement Schedules

None

(3) Exhibits

Exhibit
Number	Description

2(a)	Asset Purchase Agreement, dated May 19, 2010, between us and Porta Systems Corp. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated (date of earliest event reported) May 19, 2010 (File No. 001-8048).

3(a)(1)	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 10, 1996. Incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1996 (File No. 001-8048).

3(a)(2)	Certificate of Designation, as filed with the Secretary of State of the State of Delaware on May 15, 1998. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) May 7, 1998 (File No. 001-8048).

3(a)(3)	Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 5, 2001. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) December 5, 2001 (File No. 001-8048).

3(a)(4)	Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 18, 2009. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) May 18, 2009 (File No. 001-8048).

3(b)	By-laws, as amended. Incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-8048).

4(a)(1)	Credit Agreement, dated as of December 15, 2006, between JPMorgan Chase Bank, N.A. and us. Incorporated by reference to Exhibit 4.1(a) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 001-8048).

4(a)(2)	Line of Credit Note, dated December 15, 2006, from us to JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.1(b) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 001-8048).

4(a)(3)	Amendment, dated as of December 30, 2008, to Line of Credit Note and Credit Agreement, between JPMorgan Chase Bank, N.A. and us. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) December 30, 2008 (File No. 001-8048).

4(a)(4)	Amendment, dated as of December 28, 2010, to Line of Credit Note and Credit Agreement between JPMorgan Chase Bank, N.A. and us. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated (date of earliest event reported) May 19, 2010 (File No. 001-8048).

4(a)(5)*	Waiver letter dated March 20, 2012, from JPMorgan Chase Bank, N.A. to us.

4(a)(6)	Continuing Security Agreement, dated as of December 15, 2006, between JPMorgan Chase Bank, N.A. and us. Incorporated by reference to Exhibit 4.1(c) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 001-8048).

4(a)(7)	Continuing Guaranty, dated as of December 15, 2006, by TII Systems, Inc. in favor of JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.1(d) to our Current Report on Form 8-K dated (date of earliest event reported) December 15, 2006 (File No. 001-8048).

10(a)(1)(A)+	1994 Non-Employee Director Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(a)(2) to our Annual Report on Form 10-K for the fiscal year ended June 29, 2001 (File No. 001-8048).

10(a)(1)(B)+	Form of Option Contract under 1994 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10(a)(1)(B) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 001-8048).

10(a)(2)(A)+	1995 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1997 (File No. 001-8048).

10(a)(2)(B)+	Form of Incentive Stock Option Contract, dated June 7, 2005, between us and separately with each of Kenneth A. Paladino and Nisar Chaudhry. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) June 7, 2005 (File No. 001-8048).

10(a)(2)(C)+	Forms of Option Contracts under our 1995 Stock Option Plan. Incorporated by reference to Exhibit 10(a)(2)(E) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No 001-8048).

10(a)(3)(A)+	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No. 001-8048).

10(a)(3)(B)+	Incentive Stock Option Contract, dated September 13, 2005 between us and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated (date of earliest event reported) September 13, 2005 (File No. 001-8048).

10(a)(3)(C)+	Forms of Option Contracts under our 1998 Stock Option Plan. Incorporated by reference to Exhibit 10(a)(3)(B) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 001-8048).

10(a)(4)(A)+	2003 Non-Employee Director Stock Option Plan, as amended. Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K dated (date of earliest event reported) December 1, 2005 (File No. 001-8048).

10(a)(4)(B)+	Forms of Option Contracts under our 2003 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10(a)(4)(C) to our Annual Report on Form 10-K for the fiscal year ended June 24, 2005 (File No. 001-8048).

10(a)(5)(A)+	The Company’s 2008 Equity Compensation Plan. Incorporated by reference to Exhibit 9.2 to our Current Report on Form 8-K dated (date of earliest event reported) April 3, 2008 (File No. 001-8048).

10(a)(5)(B)+	Restricted Stock Contract, dated April 3, 2008, between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K dated (date of earliest event reported) April 3, 2008 (File No. 001-8048).

10(a)(5)(C)+	Forms of Non-Qualified Stock Option, Incentive Stock Option, Stock Appreciation Rights, Restricted Stock and Restricted Stock Unit Contracts under our 2008 Equity Compensation Plan. Incorporated by reference to Exhibit 10(a)(5)(B) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-8048).

10(a)(5)(D)+	Form of Restricted Stock Contract for our non-employee director awards. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated (date of earliest event reported) May 19, 2010 (File No. 001-8048).

10(b)(1)+	Employment Agreement, dated March 16, 2012, between Brian Kelley and the Company. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) March 16, 2012 (File No. 001-8048).

10(c)(1)+	Employment Agreement, dated April 3, 2008, between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated (date of earliest event reported) April 3, 2008 (File No. 001-8048).

10(c)(2)+	Amendment, effective January 1, 2009, to Employment Agreement dated as of April 3, 2008, between the Company and Kenneth A. Paladino. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) December 30, 2008 (File No. 001-8048).

10(c)(3)+	Agreement and Mutual Release, dated as of March 16, 2012, between Kenneth A. Paladino and the Company. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) March 23, 2012 (File No. 001-8048)

10(d)(1)+	Letter Agreement, dated September 8, 2011, between us and Stacey L. Moran. Incorporated by reference to Exhibit 10(a)(1) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-8048).

10(d)(2)+	Termination Severance Agreement, dated September 16, 2011, between us and Stacey L Moran. Incorporated by reference to Exhibit 10(a)(2) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-8048).

10(d)(1)+	Termination Severance Agreement, dated February 7, 2007, between the Company and David E. Foley. Incorporated by reference to Exhibit 99.3(a) to our Current Report on Form 8-K dated (date of earliest event reported) December 30, 2008 (File No. 001-8048).

10(e)(2)+	Amendment, effective January 1, 2009, to Termination Severance Agreement, dated February 7, 2007, between the Company and David E. Foley. Incorporated by reference to Exhibit 99.3(b) to our Current Report on Form 8-K dated (date of earliest event reported) December 30, 2008 (File No. 001-8048).

10(f)(1)(A)+	Description of Non-Employee Directors’ Annual Cash Fee Policy as in effect until May 19, 2010. Incorporated by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No 001-8048).

10(f)(1)(B)+	Non-Employee Directors’ Annual Cash Compensation Policy as in effect from May 20, 2010 until May 17, 2011. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated (date of earliest event reported) May 19, 2010 (File No. 001-8048).

10(f)(i)(c)+	Description of Non-Employee Directors’ Annual Cash Fee Policy in effect beginning May 18, 2011. Incorporated by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-8048).

10(f)(1)(D)+	Reimbursement Policy for Non-Employee Directors dated December 31, 2008. Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K dated (date of earliest event reported) December 30, 2008 (File No. 001-8048).

14	Code of Ethics for Senior Financial Officers. Incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K dated (date earliest event reported) January 11, 2008 (File No. 001-8048).

21*	List of Subsidiaries.

23(a)*	Consent of KPMG LLP

23 (b)*	Consent of Marcum LLP

31(a)*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*°	XBRL Instance Document

101.SCH*°	XBRL Taxonomy Extension Schema Document

101.CAL*°	XBRL Taxanomy Extension Calculation Linkbase Document

101.DEF*°	XBRL Taxanomy Extension Definition Linkbase Document

101.LAB*°	XBRL Taxanomy Extension Label Linkbase Document

101.PRE*°	XBRL Taxanomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
o	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TII NETWORK TECHNOLOGIES, INC.

March 30, 2012	By:	/s/ Brian J. Kelley
Brian J. Kelley, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2012	/s/ Brian J. Kelley
Brian Kelley, President and
Chief Executive Officer (Principal
Executive Officer) and Director

March 30, 2012	/s/ Stacey L. Moran
Stacey L. Moran, Vice President-Finance (Principal Financial Officer), Chief Financial Officer and Principal Accounting Officer

March 30, 2012	/s/ Mark T. Bradshaw
Mark T. Bradshaw, Director

March 30, 2012	/s/ Lawrence M. Fodrowski
Lawrence M. Fodrowski, Director

March 30, 2012	/s/ Charles H. House
Charles H. House, Director

