Form 10-Q
period 2012-03-31
TII NETWORK TECHNOLOGIES, INC.
filed 2012-05-15
CIK 277928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes☐ No ☒

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 13, 2012 was 15,102,115.

TII NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$4,368	$3,715
Accounts receivable, net of allowance of $156 at March 31, 2012 and $172 at December 31, 2011	8,278	9,069
Other receivable	9	16
Inventories	12,727	13,157
Deferred tax assets, net	3,650	3,659
Other current assets	258	401
Total current assets	29,290	30,017

Property, plant and equipment, net	8,187	8,186
Deferred tax assets, net	5,706	5,741
Intangible assets, net	2,828	2,920
Goodwill	460	460
Total assets	$46,471	$47,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,136	$5,742
Accrued liabilities	2,187	2,856
Total current liabilities and total liabilities	7,323	8,598

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized; 14,882,252 shares issued and 14,864,615 shares outstanding as of March 31, 2012, and 14,682,252 shares issued and 14,664,615 shares outstanding as of December 31, 2011	149	147
Additional paid-in capital	44,928	44,718
Accumulated deficit	(5,841)	(5,970)
Accumulated other comprehensive income - foreign currency translation	193	112
	39,429	39,007
Less: Treasury stock, at cost, 17,637 common shares at March 31, 2012 and December 31, 2011	(281)	(281)
Total stockholders' equity	39,148	38,726

Total liabilities and stockholders' equity	$46,471	$47,324

See notes to unaudited condensed consolidated financial statements

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Net sales	$12,926	$14,976
Cost of sales	9,535	10,393
Gross profit	3,391	4,583

Operating expenses:
Selling, general and administrative	2,537	2,649
Research and development	681	663
Total operating expenses	3,218	3,312

Operating income	173	1,271

Foreign currency transaction gain (loss)	96	(58)

Income before income taxes	269	1,213

Income tax provision	140	423

Net income	$129	$790

Foreign currency translation adjustment	81	49

Comprehensive income	$210	$839

Net income per common share:
Basic	$0.01	$0.06
Diluted	$0.01	$0.05

Weighted average common shares outstanding:
Basic	14,140	13,774
Diluted	14,474	15,027

See notes to unaudited condensed consolidated financial statements

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance January 1, 2012	14,664,615	$147	$44,718	$(5,970)	$112	$(281)	$38,726
Share-based compensation	-	-	212	-	-	-	212
Restricted stock issued	200,000	2	(2)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	81	-	81
Net income for the three months ended March 31, 2012	-	-	-	129	-	-	129
Balance March 31, 2012	14,864,615	$149	$44,928	$(5,841)	$193	$(281)	$39,148

See notes to unaudited condensed consolidated financial statements

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	Three months ended
	March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$129	$790
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	432	499
Share-based compensation	212	189
Provision for excess and obsolete inventory	643	122
Deferred income taxes	44	403
Changes in operating assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable	890	804
Other receivables	7	-
Inventories	(191)	(2,319)
Other assets	164	6
Accounts payable and accrued liabilities	(1,257)	534
Net cash provided by operating activities	1,073	1,028

Cash Flows Used in Investing Activities
Net cash paid for the acquisition of F2O	(125)	(717)
Capital expenditures	(341)	(506)
Net cash used in investing activities	(466)	(1,223)

Cash Flows Provided by Financing Activities
Proceeds from exercise of stock options	-	23
Net cash provided by financing activities	-	23

Net effect of exchange rate changes on cash	46	(15)

Net increase (decrease) in cash and cash equivalents	653	(187)

Cash and cash equivalents, at beginning of period	3,715	1,635

Cash and cash equivalents, at end of period	$4,368	$1,448

Supplemental Cash Flow Information
Cash paid during the period for income taxes	$70	$14

See notes to unaudited condensed consolidated financial statements

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The unaudited interim condensed consolidated financial statements presented herein have been prepared by Tii Network Technologies, Inc. and subsidiaries (together “Tii,” the “Company,” “we,” “us,” or “our”) in accordance with U.S. generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of our consolidated financial position, results of operations and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities Exchange Commission on March 30, 2012.

Results of operations for interim periods presented are not necessarily indicative of results of operations that might be expected for future interim periods or for the full fiscal year ending December 31, 2012.

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

Concentration of Credit Risk

At March 31, 2012 and December 31, 2011, our cash deposits were maintained at three high credit quality financial institutions. At times, our cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

Fair Value of Financial Instruments

The carrying amounts of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Foreign Currency Translation

Our subsidiary in England maintains its accounting records in Pound Sterling, which is its functional currency. Our Mexican subsidiary maintains its accounting records in Mexican Pesos, which is its functional currency. We translate the foreign subsidiaries’ assets and liabilities into U.S. dollars based on the applicable exchange rates at the end of the respective reporting periods and reflect the effect of foreign currency translation as a component of stockholders’ equity. Income and expense items are translated at the average applicable exchange rate during the period. Transaction gains and losses are included in the determination of the results from operations.

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill and Other Intangible Assets

During the three months ended March 31, 2012, there were no indicators of impairment which would require us to perform an interim impairment test. In the event we have impairment indicators, such as, not achieving sales projections during 2012, we may be required to perform an interim impairment test. Any impairment charges we take in the future may be material to our operations.

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (“ASU 2011-08”), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. Otherwise, the two-step goodwill impairment test is not required. We adopted ASU 2011-08 effective January 1, 2012 and will apply it to our April 30, 2012 annual goodwill impairment test.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholder’s equity classified as other comprehensive income and net income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. We adopted ASU 2011-05 effective January 1, 2012 using the single continuous statement approach.

Note 2 – Acquisition

On March 11, 2011, we acquired 100% of the capital stock of F2O which was renamed Tii Fiber Optics Inc. (“Tii Fiber”) for an initial cash payment of $750,000, and two contingent cash payments of $125,000 each to be made based on the achievement of certain performance criteria in 2011 and 2012, which were included in the purchase price based on the assessment that the achievement of these targets was highly probable. The performance criteria were achieved for 2011 and $125,000 of the contingent consideration was paid in March 2012. Tii Fiber, headquartered in Frederick, Maryland, manufactures a wide variety of high performance fiber optic cable assemblies, wall and rack mounted fiber distribution panels, and miscellaneous fiber accessories and services. This acquisition was made in order to expand our fiber optic product offerings.

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

We recorded the F2O acquisition in our interim reporting periods in 2011 based on a preliminary estimate of the fair value of the net assets acquired. We completed our assessment of fair values during the fourth quarter of 2011 and reallocated fair values based on that assessment. The only change was to reclassify $181,000 from goodwill to identifiable intangible assets subject to amortization. The customer relationships intangible asset is being amortized over its estimated useful life of five years and, since the amortization is not deductible for income tax purposes, we recorded a related deferred tax liability.

On a pro forma basis, had the F2O acquisition taken place as of January 1, 2011, our results of operations since then would not have been materially affected.

Note 3 – Comprehensive income

Comprehensive income includes, in addition to net income, foreign currency translation gains and losses, the accumulated effect of which is included in the stockholders’ equity section of the balance sheet. We reported comprehensive income of $210,000 and $839,000 for the three months ended March 31, 2012 and March 31, 2011, respectively.

Note 4 – Share–Based Payment

Share-based payment compensation is attributable to the granting of stock options and awarding of shares of restricted stock, and vesting of these options and shares of restricted stock over the remaining requisite service period. Compensation expense attributable to share-based compensation during the three months ended March 31, 2012 and 2011 was $212,000 and $189,000, respectively.

Note 5 - Net income per common share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders (which equals our net income) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. During the three months ended March 31, 2012 and 2011, outstanding options to purchase an aggregate of approximately 1,433,700 and 100,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted average common shares outstanding excludes unvested restricted stock awards.

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the amounts used in the computation of basic and diluted EPS:

	Three months ended March 31,
	2012	2011
Numerator for diluted EPS calculation:
Net income	$129,000	$790,000

Denominator for diluted EPS calculation:
Weighted average shares outstanding - Basic	14,140,221	13,774,000
Effect of dilutive stock options	298,472	698,000
Effect of restricted stock awards	35,288	555,000
	14,473,981	15,027,000

Basic EPS	$0.01	$0.06

Diluted EPS	$0.01	$0.05

Note 6 – Inventories

The following table sets forth the cost basis of each major class of inventory as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Raw material and subassemblies	$1,411,000	$1,710,000
Finished goods	11,316,000	11,447,000
	$12,727,000	$13,157,000

The Company recorded a provision for excess and obsolete inventory of $643,000 and $122,000 for the three months ended March 31, 2012 and 2011, respectively. The provisions were due to a number of factors, including (i) increased technological obsolescence, (ii) changes in forecasted demand, and (iii) ,in the case of the provision for the quarter ended March 31, 2012, customers ceasing orders for certain products.

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset. The following table sets forth the amount of each major class of property, plant and equipment as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Land	$1,244,000	$1,244,000
Building and building improvements	4,314,000	4,314,000
Construction in progress	18,000	18,000
Machinery and equipment	7,469,000	7,136,000
Computer hardware and software	881,000	873,000
Office furniture, fixtures, equipment and other	925,000	925,000
	$14,851,000	$14,510,000
Less: accumulated depreciation and amortization	(6,664,000)	(6,324,000)
	$8,187,000	$8,186,000

Depreciation and amortization of plant and equipment was $340,000 and $425,000 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 and December 31, 2011, we had costs of $18,000 classified as construction in progress for the development of machinery and equipment. The machinery was not in service at either date and is therefore not being depreciated.

Note 8 – Amortizable Intangible Assets

Intangible assets other than goodwill are amortized by the straight-line method over the estimated useful life of the related asset. The following table sets forth the amounts of each major class of intangible assets subject to amortization as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Customer relationships	$2,372,000	$2,372,000
Patents	1,674,000	1,674,000
Distributor relationships	540,000	540,000
Trade name	130,000	130,000
	$4,716,000	$4,716,000
Less: accumulated amortization	(1,888,000)	(1,796,000)
	$2,828,000	$2,920,000

Amortization of intangible assets subject to amortization was $92,000 and $74,000 for the three months ended March 31, 2012 and 2011, respectively.

Note 9 – Revolving Credit Facility

In December 2010, we entered into a bank credit agreement (the “credit agreement”) which replaced a $5,000,000 facility that was expiring. Under the credit agreement, which is scheduled to expire on December 31, 2013, we are entitled to borrow up to $5,000,000 in the aggregate which is limited to a borrowing base which, in general, is equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1,500,000. As of March 31, 2012, our borrowing base was $4,432,000.

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Any loans under the credit agreement would mature on December 31, 2013. We had no borrowings outstanding under the credit agreement as of March 31, 2012. We borrowed $3,000,000 under this facility in April 2011 that was fully repaid in September 2011.

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

The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The credit agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $28,500,000, a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses and losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0. As of March 31, 2012, we were in compliance with all financial covenants in the amended agreement.

Note 10 – Income Taxes

For the three months ended March 31, 2012 and 2011, our income tax provision consisted of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect for the full year. That rate differs from the U.S. federal statutory rate primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been expensed for financial statement purposes, foreign tax rate differentials and state taxes. The income tax provision for the three months ended March 31, 2012 was also impacted by $17,000 of expense for the reduction of deferred tax assets related to tax deduction shortfalls on restricted stock awards that vested during the period.

We file a consolidated U.S. income tax return and tax returns in certain state, local and foreign jurisdictions. As of March 31, 2012, there are no tax examinations in progress. As of March 31, 2012, we remain subject to examination in applicable tax jurisdictions for the relevant statute of limitations periods.

Tii NETWORK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11– Significant Customers

The following customers accounted for 10% or more of our consolidated net sales during at least one of the periods presented below:

	Three months ended March 31,
	2012	2011
Customer A	13%	15%
Customer B	13%	16%
Customer C	22%	27%

As of March 31, 2012, three customers accounted for approximately 25%, 20% and 9% of accounts receivable and, as of December 31, 2011, two customers each accounted for approximately 21% of accounts receivable.

Note 12 – Litigation

From time to time, we are subject to legal proceedings or claims which arise in the ordinary course of business. While the outcome of such matters cannot be predicted with certainty, we believe that these matters will not have a material adverse effect on our financial condition or liquidity.

Note 13 – Subsequent Event

On May 14, 2012, the Company entered into a definitive merger agreement with Kelta, Inc., (“Kelta”) pursuant to which Kelta will acquire all of the outstanding shares of common stock of Tii Network Technologies for $2.15 a share. In addition, on the effective date of the merger, all the Company’s outstanding stock options will vest and become exercisable and, in exchange for the cancellation of each stock option, the holder will receive a cash payment for the excess, if any, of $2.15 over the option’s exercise price per share. The total merger consideration is approximately $33.1 million. Kelta is the Company’s contract manufacturer for substantially all of its products. Consummation of the merger is subject to certain conditions, including, but not limited to, the adoption of the merger agreement by the Company’s stockholders.

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

The Company has been advised that, beginning in about the fourth quarter of 2012, components that we sell to a Telco customer that support the current customer’s method of deployment will no longer be needed as an interface for its new deployment. Sales of these components approximated $6 million in 2011. While the Company is seeking to have the Telco substitute other of our products for the products proposed to be discontinued, there can be no assurance that we will be successful or, if we are, the degree to which we will be successful.

Recent Acquisition

On March 11, 2011, we acquired 100% of the capital stock of F2O, which we renamed Tii Fiber, for an initial cash payment of $750,000 from available cash on hand, and two contingent cash payments of $125,000 each to be made based on the achievement of certain performance criteria in 2011 and 2012. The fair value of the contingent consideration has been included in the overall purchase price of F2O based on the assessment that the achievement of these targets is highly probable. The performance criteria were achieved for 2011. Tii Fiber, headquartered in Frederick, Maryland, manufactures a wide variety of high performance fiber optic cable assemblies, wall and rack mounted fiber distribution panels, and miscellaneous fiber accessories and services. This acquisition was made in order to expand our fiber optics product offerings.

Results of Operations

The following table sets forth certain statement of operations information in thousands of dollars and as a percentage of net sales for the periods indicated, except “Income tax provision” (which is stated as a percentage of “income before income taxes”), as well as the dollar increase or decrease between the periods and the percentage of the dollar increase or decrease:

	Three months ended March 31,
(dollars in thousands)	2012		2011
		% of		% of
		Net sales		Net sales
		(except as		(except as	Dollar
		Noted		Noted	Increase	Percent
	Amount	Above)	Amount	above)	(decrease)	change
Net sales	$12,926	100.0%	$14,976	100.0%	$(2,050)	-13.7%
Cost of sales	9,535	73.8%	10,393	69.4%	(858)	-8.3%
Gross profit	3,391	26.2%	4,583	30.6%	(1,192)	-26.0%

Operating expenses:
Selling, general and administrative	2,537	19.6%	2,649	17.7%	(112)	-4.2%
Research and development	681	5.3%	663	4.4%	18	2.7%
Total operating expenses	3,218	24.9%	3,312	22.1%	(94)	-2.8%

Operating income	173	1.3%	1,271	8.5%	(1,098)	-86.4%

Foreign currency transaction gain (loss)	96	0.7%	(58)	-0.4%	154	-265.5%

Income before income taxes	269	2.1%	1,213	8.1%	(944)	-77.8%
Income tax provision	140	52.0%	423	34.9%	(283)	-66.9%
Net income	$129	1.0%	$790	5.3%	$(661)	-83.7%

Net sales for the three months ended March 31, 2012 were $12,926,000 compared to $14,976,000 for the comparable prior year period, a decrease of $2,050,000 or 13.7%. The sales decrease was primarily due to a decrease in sales of $2,878,000 from our Porta Copper Products Division partially offset by increased sales of $308,000 from our core business products and increased Tii Fiber division sales of $520,000. Tii Fiber division was an acquired business during the end of the first quarter of the prior year and only contributed $136,000 for the three months ended March 31, 2011.

Gross profit for the three months ended March 31, 2012 was $3,391,000 compared to $4,583,000 for the comparable prior year period, a decrease of $1,192,000 or 26.0%. Gross profit margin decreased to 26.2% for the three months ended March 31, 2012 from 30.6% for the three months ended March 31, 2011. The gross profit and gross profit margin decrease was primarily attributable to an inventory write-off of $643,000 in the three months ended March 31, 2012 as compared to a $122,000 inventory write-off in the three months ended March 31, 2011.

Selling, general and administrative expenses for the three months ended March 31, 2012 were $2,537,000 compared to $2,649,000 for the comparable prior year period, a decrease of $122,000 or 4.2%. The decrease is primarily related to a decrease in management bonus compensation expense. With respect to the proposed acquisition of us by Kelta, Inc. announced on May 14, 2012, we have incurred significant legal and other professional expenses in the second quarter of 2012 and expect to incur additional expenses until the closing of the proposed transaction, which will affect this category of expense and our earnings in periods after March 31, 2012.

Research and development expenses for the three months ended March 31, 2012 were $681,000 compared to $663,000 for the comparable prior year period, an increase of $18,000 or 2.7%. This increase was primarily attributable to salary and benefit expense for existing employees.

The foreign currency transaction gain of $96,000 for the three months ended March 31, 2012 is primarily related to our Mexican subsidiary acquired as part of the Porta Copper Products Division acquisition. For the three months ended March 31, 2011 we recorded a foreign currency transaction loss of $58,000.

During the three months ended March 31, 2012 and 2011, we recorded a provision for income taxes of $140,000 and $423,000, respectively. Our income tax provision for each period consists of amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year. That rate differs from the U.S. Federal statutory rate of 34% primarily as a result of the non-deductibility of certain share-based compensation expense for income tax purposes that has been recognized for financial statement purposes, a foreign tax rate differential and state taxes which affected quarter end March 31, 2012 more than the comparable prior year period due to the reduction of pretax income in the current year.

Consistent with the provisions of ASC 740, “Income Taxes,” we regularly estimate our ability to recover deferred tax assets, and establish a valuation allowance against deferred tax assets that are determined to be “more likely than not” unrecoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. Should management be unable to execute its operating plan in future periods, it is possible that our estimate of the recoverability of the deferred taxes may change, resulting in an associated adjustment to earnings in that period.

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

Liquidity and Capital Resources

As of March 31, 2012, we had $21,967,000 of working capital, which included $4,368,000 of cash, and our current ratio was 4.0 to 1. As of December 31, 2011, we had $21,419,000 of working capital, which included $3,715,000 of cash, and our current ratio was 3.5 to 1.

During the three months ended March 31, 2012, our cash flows from operations provided $1,073,000, primarily from net income, before non-cash expenses for depreciation and amortization, provision for excess and obsolete inventory, deferred income taxes and share-based compensation of $1,460,000, a decrease in accounts receivable of $890,000 resulting from collections in the ordinary course of business and a decrease in other assets of $164,000 offset, in part, by a decrease in accounts payable and accrued liabilities of $1,257,000.

During the three months ended March 31, 2011, our cash flows from operations provided $1,028,000, primarily from net income before non-cash expenses for depreciation and amortization, provision for excess and obsolete inventory, deferred income taxes and share-based compensation of $2,003,000, a decrease in accounts receivable of $804,000 resulting from collections in the ordinary course of business and an increase in accounts payable and accrued liabilities of $534,000 offset, in part, by a $2,319,000 increase in inventory to support our higher sales levels at that time and the need to maintain additional inventory to accommodate anticipated customer orders and supplier lead-time requirements.

Investing activities in the 2012 three month period used cash of $341,000 for capital expenditures of tools, molds, dies and equipment used to manufacture new products and $125,000 for contingent consideration payments related to the acquisition of F2O. In the comparable 2011 period, $1,223,000 was used, primarily for the acquisition of F2O for $717,000 and capital expenditures of $506,000.

There was no cash provided by or used in financing activities in the first three months of 2012. Financing activities in the 2011 three month period provided cash of $23,000 from proceeds from stock option exercises.

In December 2010, we entered into a bank credit agreement (the “credit agreement”) which replaced a $5,000,000 facility that was expiring. Under the credit agreement, which is scheduled to expire on December 31, 2013, we are entitled to borrow up to $5,000,000 in the aggregate which is limited to a borrowing base which, in general, is equal to 80% of eligible accounts receivable (as defined), plus the lesser of 30% of eligible inventory (as defined, generally to include, with certain exceptions, inventories at the Company’s continental United States warehouse), after certain reserves, or $1,500,000. As of March 31, 2012, our borrowing base was $4,432,000.

Any loans under the credit agreement would mature on December 31, 2013. We had no borrowings outstanding under the credit agreement as of March 31, 2012. However, we borrowed $3,000,000 under this facility in April 2011 that was fully repaid in September 2011.

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

The credit agreement contains various covenants, including financial covenants and covenants that prohibit or limit a variety of actions without the bank's consent. These include, among other things, covenants that prohibit our payment of dividends and limit our ability to repurchase stock, incur or guarantee indebtedness, create liens, purchase all or a substantial part of the assets or stock of another entity, other than certain permitted acquisitions, create or acquire any subsidiary, or substantially change our business. The amended agreement requires us to maintain, as of the end of each fiscal quarter, tangible net worth and subordinated debt of at least $28,500,000, a ratio of net income before interest expense and taxes for the 12-month period ending with such fiscal quarter to interest expense for the same period of at least 2.25 to 1.00, and a ratio of total liabilities, excluding accounts payable in the ordinary course of business, accrued expenses or losses and deferred revenues or gains, to net income before interest expense, income taxes, depreciation and amortization for the 12-month period ending with the fiscal quarter for which compliance is being determined of not greater than 2.5 to 1.0. As of March 31, 2012, we were in compliance with all financial covenants in the amended agreement.

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

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments. A summary of our most critical accounting policies can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for year ended December 31, 2011, as filed with the Securities Exchange Commission on March 30, 2012. We regularly evaluate items which may impact our critical accounting estimates and judgments. During the three months ended March 31, 2012, we did not change our critical accounting policies.

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment”, to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. Otherwise, the two-step goodwill impairment test is not required. We adopted ASU 2011-08 effective January 1, 2012 and will apply it to our April 30, 2012 annual goodwill impairment test.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholder’s equity classified as other comprehensive income and net income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. We adopted ASU 2011-05 effective January 1, 2012 using the single continuous statement approach.

Forward-Looking Statements

Certain statements in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as "may," "should," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements as a result of several factors, including, but not limited to, those factors discussed below, in our Annual Report on Form 10-K for the year ended December 31, 2011, and in other filings made from time to time with the Securities and Exchange Commission. Among those factors are:

Relating to our overall business:

•	exposure to increases in the cost of our products, including increases in the cost of our petroleum-based plastic products and precious metals;
•	general economic and business conditions, especially as they pertain to the telecommunications industry;
•	potential changes in customers’ spending and purchasing policies and practices, which are affected by customers’ internal budgetary allotments that have been, and may continue to be, impacted by the current economic climate;
•	pressures from customers to reduce pricing without achieving a commensurate reduction in costs;
•	our ability to market and sell products to new markets beyond our principal copper-based telephone operating company (“Telco”) market which has been declining over the last several years due principally to the impact of alternate technologies;
•	our ability to timely develop products and adapt our products to address technological changes, including changes in our principal market;
•	the ability of our contract manufacturer to obtain raw materials and components used in manufacturing our products;
•	competition in our principal market and new markets into which we have been seeking to expand;
•	our dependence on, and ability to retain, our “as-ordered” general supply agreements with certain of our principal customers, our ability to receive orders under such general supply agreements and our ability to win new contracts;
•	our dependence on third parties for certain product development;
•	our dependence on our contract manufacturer for most of the production of our products and for obtaining the components needed for the production of our products;
•	the potential effects of our contract manufacturer producing most of our products in China and Mexico, including that on-time delivery could be interrupted as a result of third party labor disputes, political factors or shipping disruptions, quality control and exposure to changes in costs, including wages, and changes in the valuation of the Chinese Yuan and Mexican Peso;
•	weather and similar conditions, including the effect of typhoons or hurricanes on our contract manufacturer’s facilities in China and Mexico, which can disrupt production;
•	the effect of hurricanes in the United States which can affect the demand for our products and the effect of harsh winter conditions in the United States which can temporarily disrupt the installation of certain of our products by Telcos;
•	our ability to attract and retain technologically qualified personnel;
•	the availability of financing on satisfactory terms.

Relating to our Recent Acquisitions:

•	our ability to successfully complete the integration of our recently acquired businesses, including their products, sales forces and employees into our business;
•	our ability to penetrate the markets and customers of the acquired products with our products, and to penetrate our existing markets with the recently acquired products;
•	our ability to execute our plans with our contract manufacturer to improve gross margins of the products of the acquired Copper Products Division;
•	the stability of the Pound Sterling and Mexican Peso relative to the U.S. dollar exchange rate.

Risk Related to Proposed Merger:

•	We will record a significant charge to earnings related to the legal and other professional expenses we have incurred and expect to continue to incur related to the proposed acquisition of us by Kelta, Inc.

•	The effect of the announcement of the proposed acquisition on our relations with customers and employees.

We undertake no obligation to update any forward-looking statement to reflect events after the date of this Report.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes in interest rates. The interest payable under our credit facility, under which there were no borrowings outstanding as of March 31, 2012, but as to which we had $3,000,000 of outstanding borrowing from April 2011 until September 2011, is based on a specified bank’s prime interest rate or LIBOR and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to our operating results, as we have not borrowed to any significant degree.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management, with the participation of our President and Principal Executive Officer and our Vice President-Finance and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

4(a)(5)	Amendment, dated as of March 28, 2012, to Line of Credit Note and Credit Agreement between JPMorgan Chase Bank, N.A. and us.

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxanomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxanomy Extension Definition Linkbase Document

101.LAB	XBRL Taxanomy Extension Label Linkbase Document

101.PRE	XBRL Taxanomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TII NETWORK TECHNOLOGIES, INC.

Date: May 15, 2012	By:	/s/ Stacey L. Moran
Stacey L. Moran
Vice President-Finance, Treasurer and
Chief Financial Officer

Exhibit Index

4(a)(5)	Amendment, dated as of March 28, 2012, to Line of Credit Note and Credit Agreement between JPMorgan Chase Bank, N.A. and us.

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxanomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxanomy Extension Definition Linkbase Document

101.LAB	XBRL Taxanomy Extension Label Linkbase Document

101.PRE	XBRL Taxanomy Extension Presentation Linkbase Document

